Form 10-Q
period 1996-06-30
SS&C TECHNOLOGIES INC
filed 1996-08-13
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1996

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________________ to __________________

                        Commission File Number 0-28430

                             SS&C TECHNOLOGIES, INC.
              (Exact name of Registrant as specified in its charter)

          DELAWARE                                         06-1169696
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)

          Corporate Place
          705 Bloomfield Avenue
          Bloomfield, Connecticut                          06002
  (Address of principal executive offices)               (Zip Code)

                                   860-242-7887
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ________  No      X
                 ----------

Number of shares outstanding of the issuer's classes of common stock as of July 31, 1996:


             Class                                 Number of Shares Outstanding
- --------------------------------------             ----------------------------
Common Stock, par value $.01 per share                     12,279,920

                             SS&C TECHNOLOGIES, INC.

                                      INDEX



                                                                 Page Number
                                                                 -----------
PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Consolidated Condensed Balance
          Sheets at December 31, 1995 and June 30, 1996              3

          Consolidated Condensed Statements of
          Operations for the Three-month and
          Six-month periods ended June 30, 1995
          and 1996                                                   4

          Consolidated Condensed Statements of
          Cash Flows for the Six-month periods
          ended June 30, 1995 and 1996                               5

          Notes to Consolidated Condensed
          Financial Statements                                       6

          Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                         8

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                  15

          Item 6.  Exhibits and Reports on Form 8-K                  15


SIGNATURE                                                            16

EXHIBIT INDEX                                                        17

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.
The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                   December 31,       June 30,
                                                                                       1995             1996
                                                                                 ---------------   ---------------
                                                                                                     (unaudited)
                                                ASSETS
Current assets:
   Cash and cash equivalents                                                             $1,585           $52,847
   Accounts receivable, net                                                               5,325             4,763
   Unbilled accounts receivable                                                           5,202             4,627
   Income taxes                                                                             262               643
   Other                                                                                    604               557
                                                                                 ---------------   ---------------
           Total current assets                                                          12,978            63,437

Property and equipment, net                                                               2,568             2,848
Unbilled accounts receivable                                                                -               1,219
Intangible assets, net                                                                    2,695             2,240
Deferred income taxes                                                                     3,061             3,137
Other                                                                                       505               505
                                                                                 ---------------   ---------------

           Total assets                                                                 $21,807           $73,386
                                                                                 ===============   ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt, related party                                      $1,288            $1,390
   Accounts payable                                                                         387             1,236
   Accrued expenses                                                                       2,053             1,770
   Deferred revenues                                                                      5,626             4,802
   Income taxes                                                                             369               -
                                                                                 ---------------   ---------------
           Total current liabilities                                                      9,723             9,198
Long-term debt
   Related party                                                                          1,390               -
   Other                                                                                    450               450
                                                                                 ---------------   ---------------
           Total liabilities                                                             11,563             9,648
                                                                                 ---------------   ---------------

Series A, redeemable convertible preferred stock                                            750               -
                                                                                 ---------------   ---------------
Stockholders' equity:
   Series B, convertible preferred stock                                                     31               -
   Series C, convertible preferred stock                                                     31               -
   Common stock                                                                              71               136
   Additional paid-in capital                                                            15,216            69,045
   Accumulated deficit                                                                   (3,450)           (3,038)
   Less treasury stock, at cost                                                          (2,405)           (2,405)
                                                                                 ---------------   ---------------
           Total stockholders' equity                                                     9,494            63,738
                                                                                 ---------------   ---------------

           Total liabilities and stockholders' equity                                   $21,807           $73,386
                                                                                 ===============   ===============



    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
            (in thousands, except share and per share information)

                                                                        Three Months Ended                 Six Months Ended
                                                                 --------------------------------  --------------------------------
                                                                   June 30,            June 30,      June 30,            June 30,
                                                                     1995                1996          1995                1996
                                                                 ------------        ------------  ------------        ------------
Revenues:
  Software licenses                                              $      2,547        $      3,180  $      4,079        $      7,434
  Maintenance                                                             918               1,520         1,639               2,826
  Professional services                                                 1,456               1,518         1,836               2,839
                                                                 ------------        ------------  ------------        ------------
    Total revenues                                                      4,921               6,218         7,554              13,099
                                                                 ------------        ------------  ------------        ------------
Cost of revenues:
  Software licenses                                                       100                 142           149                 247
  Maintenance                                                             139                 447           299                 821
  Professional services                                                 1,108               1,132         1,526               2,112
                                                                 ------------        ------------  ------------        ------------
    Total cost of revenues                                              1,347               1,721         1,974               3,180
                                                                 ------------        ------------  ------------        ------------
Gross profit                                                            3,574               4,497         5,580               9,919
                                                                 ------------        ------------  ------------        ------------
Operating expenses:
  Selling and marketing                                                 1,172               2,047         1,870               4,245
  Research and development                                              1,584               1,645         2,254               3,200
  General and administrative                                              400                 774         1,047               1,910
  Write-off of purchased in-process
    research and development                                              -                   -           7,889                 -
                                                                 ------------        ------------  ------------        ------------
    Total operating expenses                                            3,156               4,466        13,060               9,355
                                                                 ------------        ------------  ------------        ------------
Operating income (loss)                                                   418                  31        (7,480)                564

Interest income (expense), net                                             (1)                134            45                 121
                                                                 ------------        ------------  ------------        ------------

Income (loss) before income taxes                                         417                 165        (7,435)                685
Provision (benefit) for income taxes                                      171                  66        (3,050)                273
                                                                 ------------        ------------  ------------        ------------
Net income (loss)                                                $        246        $         99  $     (4,385)       $        412
                                                                 ============        ============  ============        ============

Historical net income (loss) per common and
  common equivalent shares outstanding                           $       0.02        $       0.01  $      (0.53)       $       0.04
                                                                 ============        ============  ============        ============
Historical weighted average number of common
   and common equivalent shares outstanding                         9,999,973          11,140,250     5,771,950          10,578,017
                                                                 ============        ============  ============        ============

Pro forma net income (loss) per common
   and common equivalent shares outstanding                      $       0.02        $       0.01  $      (0.53)       $       0.04
                                                                 ============        ============  ============        ============
Pro forma weighted average number of common
   and common equivalent shares outstanding                         9,999,973          11,140,250     8,322,890          10,578,017
                                                                 ============        ============  ============        ============


         See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                             Six Months Ended
                                                                        ----------------------------
                                                                          June 30,        June 30,
                                                                            1995            1996
                                                                        ------------    ------------
Cash flows from operating activities:
 Net income (loss)                                                      $     (4,385)   $        412
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                 512             804
   Deferred income taxes                                                      (3,195)            (57)
   Purchased in-process research and development                               7,889             -
   Provision for doubtful accounts                                               130             151
   Changes in operating assets and liabilities, excluding
     effects from acquisitions:
     Accounts receivable                                                        (398)            411
     Unbilled accounts receivable                                             (1,649)           (644)
     Other                                                                      (149)             47
     Accounts payable                                                           (180)            849
     Accrued expenses                                                         (1,544)           (283)
     Deferred revenues                                                         2,388            (824)
     Income taxes                                                               (379)           (769)
                                                                        ------------    ------------

       Total adjustments                                                       3,425            (315)
                                                                        ------------    ------------

  Net cash provided by (used in) operating activities                           (960)             97
                                                                        ------------    ------------
Cash flows from investing activities:
  Additions to property and equipment                                           (413)           (629)
  Acquisition of Chalke, net of cash received                                 (7,426)            -
                                                                        ------------    ------------

  Net cash used in investing activities                                       (7,839)           (629)
                                                                        ------------    ------------
Cash flows from financing activities:
  Exercise of options                                                            -               443
  Issuance of convertible preferred stock                                      7,316             -
  Issuance of common stock                                                     1,404          52,639
  Repayment of debt                                                              -            (1,288)
                                                                        ------------    ------------

  Net cash provided by financing activities                                    8,720          51,794
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                             (79)         51,262
Cash and cash equivalents, at beginning of period                              3,084           1,585
                                                                        ------------    ------------

Cash and cash equivalents, at end of period                             $      3,005    $     52,847
                                                                        ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                           $        -      $        212
     Income taxes                                                                524             922

Supplemental disclosure of non-cash investing activities:
 On March 31, 1995, the Company purchased all of the assets of Chalke Incorporated for $12.7 million. The purchase price was paid in the form of cash of $7.4 million, a promissory note with a present value of $2.7 million, the assumption of liabilities of $2.6 million and the costs of effecting the transaction.

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1995 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-3094) filed on April 2, 1996. The December 31, 1995 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Net Income (Loss) per Common and Common Equivalent Share

The pro forma net income (loss) per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after certain adjustments described below. The computation of net income (loss) per common and common equivalent share is based on net income
(loss) divided by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to all stock splits. Common equivalent shares comprise stock options and warrants using the treasury stock method. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares, issued at prices below the anticipated public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the anticipated initial public offering price). In addition, all outstanding shares of preferred stock which were converted into common stock upon the closing of the initial public offering are treated as having been converted into common stock at the date of original issuance.

Net income (loss) per common share on a historical basis is computed in the same manner as pro forma net income (loss) per common share except that all preferred stock is considered to be a common stock equivalent based on its terms and conditions except that for the six months ended June 30, 1995 preferred stock is excluded as the effect of inclusion would be anti-dilutive.

Fully diluted net income (loss) per share is not presented as it is the same as the amounts disclosed in historical net income per share for the three months ended June 30, 1996 and the six months ended June 30, 1995 and 1996 and would be anti-dilutive for the three months ended June 30, 1995.

Accounting Standards

SFAS No. 123, "Accounting for Stock-Based Compensation," must be adopted by the Company in 1996. This standard encourages, but does not require, recognition of compensation expense based on the fair value of equity instruments granted to employees. The Company does not plan to record compensation for equity instruments granted to employees and therefore the adoption of this standard will have no impact on its financial position or results of operations. The Company will adopt the disclosure provision of SFAS No. 123 in 1996.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
       Notes to Consolidated Condensed Financial Statements - Continued
                                  (unaudited)

2. Capital Stock:

On April 25, 1996, the Company reincorporated in the State of Delaware and exchanged each outstanding share of common stock for ten shares of common stock, $.01 par value, and exchanged each outstanding share of preferred stock Series A, Series B, and Series C for one share of preferred stock Series A, Series B and Series C, respectively. Holders of outstanding options are entitled, upon exercise, to purchase ten times the number of common stock shares provided in each option, at an exercise price per share of one-tenth the price per share in the option. The outstanding preferred stock was convertible into ten shares of common stock for each share of preferred stock. The Company authorized a total of 25,000,000 shares of common stock, $.01 par value, and a total of 1,000,000 shares of preferred stock, $.01 par value. The outstanding Series A, Series B and Series C preferred stock was subsequently converted into common stock on June 5, 1996, the closing date of the Company's initial public offering. As of June 30, 1996, there was no preferred stock outstanding.

The Company consummated an initial public offering of 3,750,000 shares of common stock on June 5, 1996, of which 723,750 shares were sold by selling stockholders. The Company received proceeds from the offering of approximately $52,639,000, net of underwriting discounts and commission, and offering expenses paid by the Company.

3. Related Party Transactions:

The Company licenses its CAMRA and FILMS applications software and certain other programs to a related party for a total purchase price of $2,054,786, including a five-year maintenance program beginning in February 1996. The purchase price was allocated to license fees of $1,543,561, maintenance fees over the five-year period of $375,000 and deferred interest of $136,225 resulting from an extended payment plan. Terms include $900,000 payable upon execution of the agreement in January 1996 and quarterly installments of $52,500 for five years. All outstanding receivables and payables between the parties as of January 27, 1996 were forgiven, resulting in an additional $104,786 allocated to the purchase price. Interest was imputed at 9% for payments on the license fee. The amount collected from the related party during the six months ended June 30, 1996 was $1,006,500, including sales tax. There was no balance currently due and payable at June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1995 and 1996

 Revenues

    The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues increased 26% from $4.9 million in the three months ended June 30, 1995 to $6.2 million in the three months ended June 30, 1996.

    Software Licenses. Software license revenues increased 25% from $2.5 million in the three months ended June 30, 1995 to $3.2 million in the three months ended June 30, 1996, representing 49% of the revenue growth between the periods. This was primarily due to the introduction and market acceptance of PTS 2000.

    Maintenance. Maintenance revenues increased 66% from $918,000 in 1995 to $1.5 million in 1996. The increase was primarily due to the beginning of revenue recognition on a majority of the Chalke Incorporated ("Chalke") maintenance clients acquired on March 31, 1995. In addition, the Company's installed base of clients with maintenance contracts grew as a result of increased license sales.

    Professional Services. Professional services revenues were $1.5 million for the three months ended June 30, 1995 and 1996.

    Cost of Revenues

    Total cost of revenues increased 28% from $1.3 million for the three months ended June 30, 1995 to $1.7 million for the three months ended June 30, 1996. The gross margin remained relatively stable, decreasing from 73% for the three months ended June 30, 1995 to 72% for the three months ended June 30, 1996.

    Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, as well as the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software licenses increased 42% from $100,000 for the three months ended June 30, 1995 to $142,000 for the three months ended June 30, 1996. The cost of software license revenues as a percentage of such revenues remained stable at 4% for each of the periods.

    Cost of Maintenance. Cost of maintenance revenues primarily comprises technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues increased 222% from $139,000 for the three months ended June 30, 1995 to $447,000 for the three months ended June 30, 1996. The increase was primarily attributable to the inclusion of Chalke maintenance clients and the corresponding costs associated with providing the services. The cost of maintenance revenues as a percentage of such revenues increased from 15% for the three months ended June 30, 1995 to 29% for the three months ended June 30, 1996. The increase in costs reflected the continued development of a dedicated support infrastructure for the Company's combined operations, including Chalke. The cost of maintenance revenues as a percentage of such revenues has remained at approximately 30% for the last four fiscal quarters and is expected to remain at that level through the end of 1996.

    Cost of Professional Services. Cost of professional services revenues consist primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues was $1.1 million for the three months ended June 30, 1995 and 1996. The cost of professional services revenues as a percentage of such revenues decreased from 76% for the three months ended June 30, 1995 to 75% for the three months ended June 30, 1996.

 Operating Expenses

    Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses increased 75% from $1.2 million for the three months ended June 30, 1995 to $2.0 million for the three months ended June 30, 1996. The increase resulted primarily from the hiring of additional personnel, including personnel hired in the Chalke acquisition, during the second half of 1995 and first quarter of 1996. The increase is also partially attributable to increased marketing activity to further enhance the Company's market presence. Selling and marketing expenses for the three months ended June 30, 1995 and 1996 represented 24% and 33%, respectively, of total revenues for those periods. The Company intends to continue its expansion of its sales staff during the remainder of 1996.

    Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $1.6 million for the three months ended June 30, 1995 and 1996, representing 32% and 26%, respectively, of total revenues for these periods. The research and development expenses for the three months ended June 30, 1996 primarily reflected the ongoing development of two new products, Finesse and COPE, and the further development of the Windows-based version of CAMRA and FILMS. The decrease in percentage of total revenues in the three months ended June 30, 1996 was due to the increase in total revenues over the same period in 1995.

    General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 94% from $400,000 for the three months ended June 30, 1995 to $774,000 for the three months ended June 30, 1996, representing 8% and 12%, respectively, of total revenues for those periods. The increase in general and administrative expenses was generally attributable to additional personnel costs associated with the Company's expanded operations.

    Interest Income (Expense). The Company recorded interest expense of $1,000 in the three months ended June 30, 1995 and net interest income of $134,000 in the three months ended June 30, 1996. The net interest income was primarily due to the interest earned on investing the proceeds from the Company's initial public offering for approximately one month.

    Provision for Income Taxes. The Company had effective tax rates of approximately 41% and 40% for the three months ended June 30, 1995 and 1996, respectively.

Six Months Ended June 30, 1995 and 1996

 Revenues

       Total revenues increased 73% from $7.6 million for the six months ended June 30, 1995 to $13.1 million for the six months ended June 30, 1996. The increase was primarily attributable to the growing market acceptance of the Company's CAMRA and FILMS products, which accounted for an aggregate of $2.4 million of the increase, the introduction and market acceptance of PTS 2000 and the inclusion of Chalke division revenues for the entire six-month period ended June 30, 1996. An additional component of the increase was $1.5 million of revenues associated with the Company's licensing of its CAMRA and FILMS products to a related party. See Note 3 of Notes to Consolidated Condensed Financial Statements. The licensing of PTS 2000 accounted for $740,000 of software license revenues for the six months ended June 30, 1996. Chalke division revenues, excluding the PTS 2000 software license revenues increased from $1.3 million for the six months ended June 30, 1995 to $2.4 million for the six months ended June 30, 1996. This increase was primarily attributable to Chalke revenues being included for the full six months ended June 30, 1996, as compared to being included for only three months in the six months ended June 30, 1995.

    Software Licenses. Software license revenues increased 82% from $4.1 million for the six months ended June 30, 1995 to $7.4 million for the six months ended June 30, 1996. This increase was primarily attributable to the increased market acceptance of the Company's CAMRA and FILMS products, including the licensing of these products for $1.5 million to a related party, and to the introduction and market acceptance of PTS 2000. The increase in the CAMRA and FILMS software license revenues accounted for $2.4 million of the increase in software license revenues and PTS 2000 accounted for $740,000 of the increase in software license revenues.

    Maintenance. Maintenance revenues increased 72% from $1.6 million for the six months ended June 30, 1995 to $2.8 million for the six months ended June 30, 1996. The increase was primarily due to the beginning of revenue recognition on a majority of the Chalke maintenance clients acquired on March 31, 1995. In addition, the Company's installed base of clients with maintenance contracts grew as a result of increased license sales.

    Professional Services. Professional services revenues increased 55% from $1.8 million for the six months ended June 30, 1995 to $2.8 million for the six months ended June 30, 1996. A significant portion of this increase was a result of the increased demand for the Company's implementation, conversion and training services due to the Company's increasing number of license sales. The Company's strategy of increasing rates and consulting resource utilization also contributed to the increase.

 Cost of Revenues

    Cost of Software Licenses. The cost of software license revenues increased 66% from $149,000 for the six months ended June 30, 1995 to $247,000 for the six months ended June 30, 1996, representing 4% and 3%, respectively, of software license revenues in those periods.

    Cost of Maintenance. The cost of maintenance revenues increased 175% from $299,000 for the six months ended June 30, 1995 to $821,000 for the six months ended June 30, 1996, representing 18% and 29%, respectively, of maintenance revenues in those periods. The increase in cost of maintenance revenues, in absolute dollars and as a percentage of maintenance revenues, primarily reflects the continued development of a dedicated support infrastructure for the Company's combined operations, including Chalke.

    Cost of Professional Services. The cost of professional services revenues increased 38% from $1.5 million for the six months ended June 30, 1995 to $2.1 million for the six months ended June 30, 1996, representing 83% and 74%, respectively, of professional services revenues in those periods. The decrease in the cost of professional services as a percentage of professional services revenues is due primarily to the focus the Company has made to the consulting services unit. As part of its business strategy, the Company focused on consulting services as a stand-alone source of revenues and profits and reduced the cost of professional services revenues as a percentage of professional services revenues through increased utilization, improved efficiencies and increased billing rates for professional services.

 Operating Expenses

    Selling and Marketing. Selling and marketing expenses increased 127% from $1.9 million for the six months ended June 30, 1995 to $4.2 million for the six months ended June 30, 1996. The increase resulted primarily from the hiring of additional personnel during the second half of 1995 and first quarter of 1996. The increase is also attributable to increased marketing activity to further enhance the Company's market presence. Selling and marketing expenses for the six months ended June 30, 1995 and 1996 represented 25% and 32%, respectively, of total revenues for those periods. The Company intends to continue its expansion of its sales staff during the remainder of 1996.


    Research and Development. Research and development expenses increased 42% from $2.3 million for the six months ended June 30, 1995 to $3.2 million for the six months ended June 30, 1996, representing 30% and 24%, respectively, of total revenues for those periods. The increase in absolute dollars is primarily due to additional resources devoted to the development of three new products - Finesse, COPE and PTS 2000. The Company's research and development expenses in 1995 do not include the charge to operations of $7.9 million associated with the write-off of purchased in-process research and development related to Chalke products that were under development at the time of the Chalke acquisition but had not yet reached technological feasibility. See "Write-off of Purchased In-Process Research and Development" below.

    General and Administrative. General and administrative expenses increased 82% from $1.0 million for the six months ended June 30, 1995 to $1.9 million for the six months ended June 30, 1996, representing 14% and 15%, respectively, of total revenues for those periods. The increase in general and administrative expenses is primarily related to Chalke expenses included for the entire six-month period in 1996 and additional personnel costs associated with the Company's overall expanded operations.

    Write-off of Purchased In-Process Research and Development. In the first quarter of 1995, the Company expensed $7.9 million of purchased in-process research and development associated with two products acquired in March 1995 as part of the acquisition of Chalke. Because these products had not reached technological feasibility at the time of the acquisition and, in the Company's judgment, there was no alternative use for the related research and development, such in-process research and development was therefore charged to expense. There were no comparable expenses in 1996.

    Interest Income. Net interest income increased from $45,000 for the six months ended June 30, 1995 to $121,000 for the six months ended June 30, 1996. The increase was primarily due to the interest earned on investing the proceeds from the initial public offering for approximately one month.

    Provision (Benefit) for Income Taxes. The Company had effective tax rates of approximately (41%) and 40% for the six months ended June 30, 1995 and 1996, respectively. Primarily as a result of the write-off of in-process research and development related to the Chalke acquisition, the Company recognized a tax benefit of $3.2 million for the six months ended June 30, 1995.

Certain Factors That May Affect Future Operating Results

Fluctuations in Quarterly Performance. The Company's revenues and operating results historically have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's individual license transactions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, consulting and other recurring revenues and professional services; changes in the Company's operating expenses; personnel changes and fluctuations in economic and financial market conditions. The timing, size and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

Dependence on Financial Services Industry. The Company's clients include a range of organizations in the financial services industry, and the success of such clients is intrinsically linked to the health of the financial markets. In addition, because of the capital expenditures required in connection with an investment in the Company's products, the Company believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, PTS and FILMS software and the provision of maintenance and consulting services in connection therewith. The Company currently expects that the licensing of CAMRA, PTS and FILMS software, and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth. The Company's business has grown significantly in size and complexity over the past three years. The growth in the size and complexity of the Company's business as well as its client base has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company's senior management has had limited experience in managing publicly traded companies. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, financial condition and results of operations could be materially adversely affected.

Competition. The market for financial services software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. Although the Company believes that none of its competitors currently competes against the Company in each of the industry segments served by the Company, there can be no assurance that such competitors will not compete against the Company in the future in additional industry segments. In addition, many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition than does the Company.

Rapid Technological Change. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing client requirements. The process of developing software products such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will successfully complete the development of new products in a timely fashion or that the Company's current or future products will satisfy the needs of the financial markets.

Dependence on Database Supplier. The relational database design in many of the Company's software products incorporates PFXplus, a "C"-based database management system licensed to the Company by POWERflex Corporation Proprietary Limited, an Australian vendor ("Powerflex"). If Powerflex were to increase its fees under the license agreement, the Company's results of operations could be materially adversely affected. Moreover, if Powerflex were to terminate the license agreement, the Company would have to seek an alternative relational database for its software products. While the Company believes that it could migrate its products to an alternative database, there can be no assurance that the Company would be able to license in a timely fashion a database with similar features and on terms acceptable to the Company.

Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology. There can be no assurance that the steps taken by the Company to limit access to its proprietary technology will be adequate to deter misappropriation or independent third-party development of such technology.

Product Defects and Product Liability. The Company's software products are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance or loss of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products, which errors could result in a delay in or inability to achieve market acceptance and thus could have a material adverse impact upon the Company's business, financial condition and results of operations.

    Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's quarterly operating results may vary significantly, depending on factors such as the timing, size and nature of licensing transactions and new product introductions by the Company or its competitors. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

Liquidity And Capital Resources

    During the six months ended June 30, 1995 and 1996, the Company financed its operations primarily through cash flows generated from operations and from private and public sales of securities. Cash provided by (used in) operations was $(960,000) and $97,000 for the six months ended June 30, 1995 and 1996, respectively. The increase in the cash flow provided by operations of $1,057,000 between these periods consisted primarily of a decrease in accounts and unbilled receivables of $1.8 million, an increase in accounts payable and accrued expenses of $2.3 million, an increase in depreciation and amortization and other accounts of $200,000 and a decrease in deferred revenue accounts of $3.2 million. Accounts and unbilled receivables increased $1.9 million for the six months ended June 30, 1995 on revenues and deferred revenues of $13.9 million as compared to an increase of $82,000 in the six months ended June 30, 1996 on revenues and deferred revenues of $17.9 million. During the six months ended June 30, 1996, accounts receivable decreased $562,000 while the unbilled receivables increased $644,000. The Company's accounts and unbilled receivables include four clients with receivables totaling $1.2 million which are due beyond twelve months. Accounts payable and accrued expenses decreased $1.7 million for the six months ended June 30, 1995 as compared to an increase of $566,000 for the six months ended June 30, 1996. In 1996, the increase was attributable to outstanding offering costs and an increase in operating costs attributable to increased activity. Deferred revenues increased $2.4 million for the six months ended June 30, 1995 as compared to an $824,000 decrease for the six months ended June 30, 1996. The decrease in deferred revenue during the six months ended June 30, 1996 was primarily attributable to the turning of existing deferred license revenues into revenues and the structure of contracts on new license revenues allowing for revenue recognition in the current period. During the six months ended June 30, 1995, 58% of the increase was attributable to two contracts in deferred revenue totaling $1.4 million.

    Investing activities used cash of $7.8 million and $629,000 for the six months ended June 30, 1995 and 1996, respectively. In 1995, the Company used cash of $7.4 million to finance the acquisition of Chalke. The remaining $413,000 was used to acquire property and equipment. Investing activities during the six months ended June 30,1996 consisted of acquiring property and equipment. Net cash of $8.7 million provided by financing activities in 1995 resulted from the issuance of Convertible Preferred Stock of $7.3 million and the issuance of common stock upon the exercise of warrants for $1.4 million related to the financing of the Chalke acquisition. Net cash of $51.8 million provided by financing activities in 1996 resulted from proceeds of $52.6 million from the issuance of common stock in the initial public offering, proceeds of $443,000 from the exercise of stock options and the repayment of $1.3 million of debt.

    As of June 30, 1996, the Company had $52.8 million in cash and cash equivalents. In connection with the Chalke acquisition, the Company issued a promissory note in the principal amount of $3.0 million, with an imputed interest rate of 7.91% per annum. There is one payment of $1.5 million remaining, which is due on March 31, 1997.

    The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Pursuant to a Written Consent of Sole Stockholder in Lieu of a Meeting, dated April 1, 1996, the sole stockholder of the Company, Securities Software & Consulting, Inc., a Connecticut corporation ("SS&C Connecticut") approved (i) the Agreement and Plan of Merger providing for the merger of SS&C Connecticut with and into the Company, (ii) the Amended and Restated Certificate of Incorporation of the Company, (iii) the Amended and Restated By-laws of the Company, (iv) the Company's 1994 Stock Option Plan, (v) the Company's 1996 Director Stock Option Plan, and (vi) the Company's 1996 Employee Stock Purchase Plan. On April 1, 1996, SS&C Connecticut held 100 shares of Common Stock of the Company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

         b. The Company filed no reports on Form 8-K during the quarter for which this report is filed.

         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SS&C TECHNOLOGIES, INC.

Date:  August 13, 1996                   By:/s/ John S. Wieczorek
                                            ------------------------
                                             John S. Wieczorek
                                             Vice President, Chief
                                             Financial Officer and
                                             Treasurer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit Number              Description
- --------------              -----------

  11                          Statement re Computation of Per Share Earnings

  27                          Financial Data Schedule