Form 10-Q
period 1996-09-30
SS&C TECHNOLOGIES INC
filed 1996-11-13
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996

    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period ___________________________ to ___________________

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

Yes    X       No_______
    ---------

Number of shares outstanding of the issuer's classes of common stock as of October 31, 1996:


           Class                              Number of Shares Outstanding
--------------------------------------        ----------------------------
Common Stock, par value $.01 per share                 12,342,920

                             SS&C TECHNOLOGIES, INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------


PART I.         FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Condensed Balance Sheets at
                December 31, 1995 and September 30, 1996                              3

                Consolidated Condensed Statements of Operations
                for the Three-month and Nine-month periods
                ended September 30, 1995 and 1996                                     4

                Consolidated Condensed Statements of Cash Flows
                for the Nine-month periods ended September 30, 1995                   5
                and 1996

                Notes to Consolidated Condensed Financial
                Statements                                                            6-7

      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                            8-14

PART II.        OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                                     15


SIGNATURE                                                                            16

EXHIBIT INDEX                                                                        17

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

                            Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                December 31,      September 30,
                                                                                   1995              1996
                                                                                ------------       ------------
                                                                                                    (unaudited)
                                              ASSETS

Current assets:
      Cash and cash equivalents                                                 $  1,585            $ 49,817
      Accounts receivable, net                                                     5,325               5,684
      Unbilled accounts receivable                                                 5,202               4,926
      Income taxes                                                                   262               1,145
      Other                                                                          604               1,097
                                                                                --------            --------
                Total current assets                                              12,978              62,669

Property and equipment, net                                                        2,568               3,115
Unbilled accounts receivable                                                          --               1,241
Intangible assets, net                                                             2,695               2,013
Deferred income taxes                                                              3,061               3,416
Other                                                                                505                 505
                                                                                --------            --------

                Total assets                                                    $ 21,807            $ 72,959
                                                                                ========            ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt, related party                          $  1,288            $  1,390
      Accounts payable                                                               387                 829
      Accrued expenses                                                             2,053               1,822
      Deferred revenues                                                            5,626               4,947
      Income taxes                                                                   369                  --
                                                                                --------            --------
                Total current liabilities                                          9,723               8,988
Long-term debt:
      Related party                                                                1,390                  --
      Other                                                                          450                 450
                                                                                --------            --------
                Total liabilities                                                 11,563               9,438
                                                                                --------            --------

Series A, redeemable convertible preferred stock                                     750                  --
                                                                                --------            --------

Stockholders' equity:
      Series B, convertible preferred stock                                           31                  --
      Series C, convertible preferred stock                                           31                  --
      Common stock                                                                    71                 138
      Additional paid-in capital                                                  15,216              69,259
      Accumulated deficit                                                         (3,450)             (3,471)
      Less treasury stock, at cost                                                (2,405)             (2,405)
                                                                                --------            --------
           Total stockholders' equity                                              9,494              63,521
                                                                                --------            --------

           Total liabilities and stockholders' equity                           $ 21,807             $ 72,959
                                                                                ========             ========




See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (in thousands, except share and per share information)

                                                           Three Months Ended           Nine Months Ended
                                                    ---------------------------     --------------------------
                                                   September 30,   September 30,   September 30,   September 30,
                                                        1995            1996            1995            1996
                                                   -------------   -------------   -------------   -------------
Revenues:
     Software licenses                             $      2,674    $      2,765     $     6,753     $    10,199
     Maintenance                                          1,097           1,576           2,736           4,402
     Professional services                                1,147           1,501           2,983           4,340
                                                   ------------    ------------     -----------     -----------
         Total revenues                                   4,918           5,842          12,472          18,941
                                                   ------------    ------------    ------------    ------------
Cost of revenues:
     Software licenses                                      113             157             262             404
     Maintenance                                            319             584             618           1,405
     Professional services                                1,209           1,129           2,735           3,241
                                                   ------------    ------------    ------------    ------------
         Total cost of revenues                           1,641           1,870           3,615           5,050
                                                   ------------    ------------    ------------    ------------
Gross profit                                              3,277           3,972           8,857          13,891
                                                   ------------    ------------    ------------    ------------
Operating expenses:
     Selling and marketing                                1,496           2,375           3,366           6,620
     Research and development                             1,372           1,751           3,626           4,951
     General and administrative                             644             971           1,691           2,881
     Write-off of purchased in-process
        research and development                           --              --             7,889            --
                                                   ------------    ------------    ------------    ------------
         Total operating expenses                         3,512           5,097          16,572          14,452
                                                   ------------    ------------    ------------    ------------
Operating loss                                             (235)         (1,125)         (7,715)           (561)

Interest income (expense), net                               (1)            433              44             554
                                                   ------------    ------------    ------------    ------------

Loss before income taxes                                   (236)           (692)         (7,671)             (7)
Provision (benefit) for income taxes                        (97)           (259)         (3,147)             14
                                                   ============    ============    ============    ============
Net loss                                           $       (139)   $       (433)   $     (4,524)   $        (21)
                                                   ============    ============    ============    ============


Historical net loss per common and
   common equivalent shares outstanding            $      (0.02)   $      (0.04)   $      (0.76)   $       0.00
                                                   ============    ============    ============    ============

Historical weighted average number of common
   and common equivalent shares outstanding           6,251,950      12,297,920       5,931,950      11,000,439
                                                   ============    ============    ============    ============

Pro forma net loss per common
   and common equivalent shares outstanding        $      (0.01)   $      (0.04)   $      (0.52)   $       0.00
                                                   ============    ============    ============    ============


Pro forma weighted average number of common
   and common equivalent shares outstanding           9,578,550      12,297,920       8,741,443      11,000,439
                                                   ============    ============    ============    ============



See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                ---------------------------
                                                                               September 30,     September 30,
                                                                                   1995              1996
                                                                              ----------           ----------
Cash flows from operating activities:
   Net loss                                                                       $ (4,524)        $    (21)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                   820            1,289
       Deferred income taxes                                                        (3,195)            (337)
       Purchased in-process research and development                                 7,889               --
       Provision for doubtful accounts                                                 145              205
       Changes in operating assets and liabilities, excluding
          effects from acquisition:
          Accounts receivable                                                         (779)            (564)
          Unbilled accounts receivable                                              (1,518)            (965)
          Other                                                                       (125)            (493)
          Accounts payable                                                              84              442
          Accrued expenses                                                          (1,684)            (231)
          Deferred revenues                                                          2,300             (679)
          Income taxes                                                                (480)          (1,270)
                                                                                   --------         --------
              Total adjustments                                                      3,457           (2,603)
                                                                                   --------         --------
   Net cash used in operating activities                                            (1,067)          (2,624)
                                                                                   --------         --------

Cash flows from investing activities:
   Additions to property and equipment                                                (597)          (1,154)
   Acquisition of Chalke, net of cash received                                      (7,426)              --
                                                                                   --------        --------
   Net cash used in investing activities                                            (8,023)          (1,154)
                                                                                   --------         --------

Cash flows from financing activities:
   Exercise of options                                                                  --              659
   Issuance of convertible preferred stock                                           7,316               --
   Issuance of common stock                                                          1,404           52,639
   Repayment of debt                                                                    --           (1,288)
                                                                                  --------          --------

   Net cash provided by financing activities                                         8,720           52,010
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                  (370)          48,232
Cash and cash equivalents, at beginning of period                                    3,084            1,585
                                                                                   --------        --------

Cash and cash equivalents, at end of period                                       $  2,714         $ 49,817
                                                                                   ========        ========

Supplemental disclosure of cash flow information:
   Cash paid for:
        Interest                                                                    $   --         $    212
        Income taxes                                                                   528            1,271


Supplemental disclosure of non-cash investing activities:
   On March 31, 1995, the Company purchased all of the assets of Chalke Incorporated for $12.7 million. The purchase price was paid in the form of cash of $7.4 million, a promissory note with a then present value of $2.7 million, the assumption of liabilities of $2.6 million and the costs of effecting the transaction.


See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1995 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-3094) initially filed on April 2, 1996. The December 31, 1995 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Net Income (loss) per Common and Common Equivalent Share

The pro forma net income (loss) per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after certain adjustments described below. The computation of net income (loss) per common and common equivalent share is based on net income
(loss) divided by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to all stock splits. Common equivalent shares comprise stock options and warrants using the treasury stock method. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares, issued at prices below the anticipated initial public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the anticipated initial public offering price). In addition, all outstanding shares of preferred stock which were converted into common stock upon the closing of the initial public offering are treated as having been converted into common stock at the date of original issuance.

Net income (loss) per common share on a historical basis is computed in the same manner as pro forma net income (loss) per common share except that all preferred stock is considered to be a common stock equivalent based on its terms and conditions except that for the nine months ended September 30, 1995 preferred stock is excluded as the effect of inclusion would be anti-dilutive.

Fully diluted net income (loss) per share is not presented as it is the same as the amounts disclosed in historical net income per share for all periods presented.

Accounting Standards

SFAS No. 123, "Accounting for Stock-Based Compensation," must be adopted in 1996. This standard encourages, but does not require, recognition of compensation expense based on the fair value of equity instruments granted to employees. The Company does not plan to record compensation for equity instruments granted to employees and therefore the adoption of this standard will have no impact on its financial position or results of operations. The Company will adopt the disclosure provision of SFAS No. 123 in 1996.

2. CAPITAL STOCK:

On April 25, 1996, the Company reincorporated in the State of Delaware and exchanged each outstanding share of common stock for ten shares of common stock, $.01 par value, and exchanged each outstanding share of preferred stock Series A, Series B, and Series C for one share of preferred stock Series A, Series B and Series C, respectively. Holders of outstanding options are entitled, upon exercise, to purchase ten times the number of common stock shares provided in each option, at an exercise price per share of one-tenth the price per share in the option. The outstanding preferred stock was convertible into ten shares of common stock for each share of preferred stock. The Company authorized a total of 25,000,000 shares of common stock, $.01 par value, and a total of 1,000,000 shares of preferred stock, $.01 par value. The outstanding Series A, Series B and Series C preferred stock was subsequently converted into common stock on June 5, 1996, the closing date of the Company's initial public offering. As of September 30, 1996, there was no preferred stock outstanding.

The Company consummated an initial public offering of 3,750,000 shares of common stock on June 5, 1996, of which 723,750 shares were sold by selling stockholders. The Company received proceeds from the offering of approximately $52,639,000, net of underwriting discounts and commissions, and offering expenses paid by the Company.

3. RELATED PARTY TRANSACTIONS:

The Company licenses its CAMRA and FILMS applications software and certain other programs to a related party for a total purchase price of $2,054,786, including a five-year maintenance program beginning in February 1996. The purchase price was allocated to license fees of $1,543,561, maintenance fees over the five-year period of $375,000 and deferred interest of $136,225 resulting from an extended payment plan. Terms include $900,000 payable upon execution of the agreement in January 1996 and quarterly installments of $52,500 for five years. All outstanding receivables and payables between the parties as of January 27, 1996 were forgiven, resulting in an additional $104,786 allocated to the purchase price. Interest was imputed at 9% for payments on the license fee. The amount collected from the related party during the nine months ended September 30, 1996 was $1,059,750, including sales tax. There was no balance currently billed and receivable at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

 Revenues

   The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues increased 19% from $4.9 million in the three months ended September 30, 1995 to $5.8 million in the three months ended September 30, 1996.

  Software Licenses. Software license revenues increased 3% from $2.7 million in the three months ended September 30, 1995 to $2.8 million in the three months ended September 30, 1996, representing 10% of the total revenue growth between the periods.The Company experienced an increase in software license revenues from the PTS and FILMS products, as well as in international sales of CAMRA. PTS software license revenues increased 123% from $564,000 in the three months ended September 30, 1995 to $1.3 million in the three months ended September 30, 1996. FILMS software license revenues increased from $2,000 in the three months ended September 30, 1995 to $555,000 in the three months ended September 30, 1996. International software license revenues for the CAMRA product increased from $42,000 in the three months ended September 30, 1995 to $350,000 in the three months ended September 30, 1996. In North America, CAMRA software license revenues decreased 72% from $2.0 million in the three months ended September 30, 1995 to $551,000 in the three months ended September 30, 1996, primarily due to longer than anticipated sales cycles with respect to the CAMRA product.

  Maintenance. Maintenance revenues increased 44% from $1.1 million in the three months ended September 30, 1995 to $1.6 million in the three months ended September 30, 1996. $347,000 of the increase was attributable to the revenue recognition on the Chalke Incorporated ("Chalke") maintenance clients acquired on March 31, 1995 and the remainder of the increase was primarily due to an increase in the Company's installed base of clients with maintenance contracts as a result of increased license sales.

  Professional Services. Professional services revenues increased 31% from $1.1 million in the three months ended September 30, 1995 to $1.5 million in the three months ended September 30, 1996.The increase is primarily due to the increase in demand for the Company's implementation, conversion and training services, based on the Company's increasing number of license sales.

   Cost of Revenues

    Total cost of revenues increased 14% from $1.6 million for the three months ended September 30, 1995 to $1.9 million for the three months ended September 30, 1996. The gross margin remained relatively stable, increasing from 67% for the three months ended September 30, 1995 to 68% for the three months ended September 30, 1996.

    Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, as well as the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software licenses increased 39% from $113,000 for the three months ended September 30, 1995 to $157,000 for the three months ended September 30, 1996. The cost of software license revenues as a percentage of such revenues remained relatively stable, increasing from 4% for the three months ended September 30, 1995 to 6% for the three months ended September 30, 1996.


    Cost of Maintenance. Cost of maintenance revenues primarily comprises technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues increased 83% from $319,000 for the three months ended September 30, 1995 to $584,000 for the three months ended September 30, 1996. The increase is primarily attributable to the inclusion of Chalke maintenance clients and the corresponding costs associated with providing Chalke maintenance services. The cost of maintenance revenues as a percentage of such revenues increased from 29% for the three months ended September 30, 1995 to 37% for the three months ended September 30, 1996. The increase in costs reflects the continued development of a dedicated support infrastructure for the Company's combined operations, including Chalke, as the total number of full-time employees in client support increased from nine as of September 30, 1995 to 23 as of September 30, 1996.

    Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues decreased 7% from $1.2 million for the three months ended September 30, 1995 to $1.1 million for the three months ended September 30, 1996. The cost of professional services revenues as a percentage of such revenues decreased from 105% for the three months ended September 30, 1995 to 75% for the three months ended September 30, 1996.

 Operating Expenses

    Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses increased 59% from $1.5 million for the three months ended September 30, 1995 to $2.4 million for the three months ended September 30, 1996. The increase resulted primarily from the hiring of additional personnel during the second half of 1995 and first three quarters of 1996. The increase is also partially attributable to increased marketing activity to further enhance the Company's market presence. Selling and marketing expenses for the three months ended September 30, 1995 and 1996 represented 30% and 41%, respectively, of total revenues for those periods.

    Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 28% from $1.4 million for the three months ended September 30, 1995 to $1.8 million for the three months ended September 30, 1996. Research and development expenses for the three months ended September 30, 1995 and 1996 represented 28% and 30%, respectively, of total revenues for those periods. The research and development expenses for the three months ended September 30, 1996 primarily reflected the ongoing development of a new product, Finesse 2000, and the further development of the Windows-based version of CAMRA and FILMS. The increase in expenses resulted primarily from an increase in full-time equivalent personnel assigned to the development projects.

    General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 51% from $644,000 for the three months ended September 30, 1995 to $971,000 for the three months ended September 30, 1996, representing 13% and 17%, respectively, of total revenues for those periods. The increase in general and administrative expenses was generally attributable to additional personnel costs associated with the Company's expanded operations.

    Interest Income (Expense). The Company recorded net interest expense of $1,000 in the three months ended September 30, 1995 and net interest income of $433,000 in the three months ended September 30, 1996. The net interest income was primarily due to the interest earned on investing the proceeds from the Company's initial public offering.

    Benefit for Income Taxes. The Company had effective tax rates of approximately 41% and 37% for the three months ended September 30, 1995 and 1996, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

 Revenues

    Total revenues increased 52% from $12.5 million for the nine months ended September 30, 1995 to $18.9 million for the nine months ended September 30, 1996. The increase was primarily attributable to the growing market acceptance of the Company's FILMS product, which accounted for $1.3 million of the increase, the introduction and market acceptance of PTS 2000, which accounted for $1.5 million of the increase, the growing demand for the Company's installation and conversion services, which accounted for $1.7 million of the increase, and the inclusion of Chalke division revenues for the entire nine-month period ended September 30, 1996. Included in revenues was $1.5 million of revenues associated with the Company's licensing of its CAMRA and FILMS products to a related party. See Note 3 of Notes to Consolidated Condensed Financial Statements.

    Software Licenses. Software license revenues increased 51% from $6.8 million for the nine months ended September 30, 1995 to $10.2 million for the nine months ended September 30, 1996. This increase was primarily attributable to the licensing of the CAMRA and FILMS products for $1.5 million to a related party, the increased market acceptance of the Company's FILMS product and the introduction and market acceptance of PTS 2000.

    Maintenance. Maintenance revenues increased 61% from $2.7 million for the nine months ended September 30, 1995 to $4.4 million for the nine months ended September 30, 1996. The increase was primarily due to the beginning of revenue recognition on a majority of the Chalke maintenance clients acquired on March 31, 1995. In addition, the Company's installed base of clients with maintenance contracts grew as a result of increased license sales.

    Professional Services. Professional services revenues increased 45% from $3.0 million for the nine months ended September 30, 1995 to $4.3 million for the nine months ended September 30, 1996. Professional services revenues increased primarily due to increased demand for the Company's implementation, conversion and training services associated with the Company's increasing number of license sales. The Company's strategy of increasing rates and consulting resource utilization also contributed to the increase. Chalke consulting services revenues decreased 23% from $1.4 million to $1.1 million for the nine months ended September 30, 1995 primarily due to the completion of several large 1995 consulting engagements which were not replaced with similar large engagements in 1996.

 Cost of Revenues

    Cost of Software Licenses. The cost of software license revenues increased 54% from $262,000 for the nine months ended September 30, 1995 to $404,000 for the nine months ended September 30, 1996, representing 4% of software license revenues in those periods.

    Cost of Maintenance. The cost of maintenance revenues increased 127% from $618,000 for the nine months ended September 30, 1995 to $1.4 million for the nine months ended September 30, 1996, representing 23% and 32%, respectively, of maintenance revenues in those periods. The increase in cost of maintenance revenues, in absolute dollars and as a percentage of maintenance revenues, primarily reflects the continued development of a dedicated support infrastructure for the Company's combined operations, including Chalke.

    Cost of Professional Services. The cost of professional services revenues increased 19% from $2.7 million for the nine months ended September 30, 1995 to $3.2 million for the nine months ended September 30, 1996, representing 92% and 75%, respectively, of professional services revenues in those periods. The decrease in the cost of professional services as a percentage of professional services revenues is due primarily to the focus the Company has made to the consulting services unit. As part of its business strategy, the Company is focusing on consulting services as a stand-alone source of revenues and profits and believes that increased utilization, improved efficiencies and increased rates will reduce the cost of professional services revenues as a percentage of professional services revenues.

 Operating Expenses

    Selling and Marketing. Selling and marketing expenses increased 97% from $3.4 million for the nine months ended September 30, 1995 to $6.6 million for the nine months ended September 30, 1996. The increase resulted primarily from the hiring of additional personnel during the second half of 1995 and first three quarters of 1996. The increase is also attributable to increased marketing activity to further enhance the Company's market presence. Selling and marketing expenses for the nine months ended September 30, 1995 and 1996 represented 27% and 35%, respectively, of total revenues for those periods.

    Research and Development. Research and development expenses increased 37% from $3.6 million for the nine months ended September 30, 1995 to $5.0 million for the nine months ended September 30, 1996, representing 29% and 26%, respectively, of total revenues for those periods. The increase in absolute dollars is primarily due to additional resources devoted to the development of the new Finesse 2000 and further development of the Windows-based version of CAMRA and FILMS. The Company's research and development expenses in 1995 do not include the charge to operations of $7.9 million associated with the write-off of purchased in-process research and development related to Chalke products that were under development at the time of the Chalke acquisition but had not yet reached technological feasibility. See "Write-off of Purchased In-Process Research and Development" below.

    General and Administrative. General and administrative expenses increased 70% from $1.7 million for the nine months ended September 30, 1995 to $2.9 million for the nine months ended September 30, 1996, representing 14% and 15%, respectively, of total revenues for those periods. The increase in general and administrative expenses is primarily related to Chalke expenses included for the entire nine-month period in 1996 and additional personnel costs associated with the Company's overall expanded operations.

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

    Interest Income. Net interest income increased from $44,000 for the nine months ended September 30, 1995 to $554,000 for the nine months ended September 30, 1996. The increase was primarily due to the interest earned on investing the proceeds from the initial public offering for approximately four months.

    Provision (Benefit) for Income Taxes. The Company had an effective tax rate of approximately 41% for the nine months ended September 30, 1995. The effective tax rate was 43%, prior to the one-time assessment by the IRS for $17,000 for tax years 1993-1994, for the nine months ended September 30, 1996. Primarily as a result of the write-off of in-process research and development related to the Chalke acquisition, the Company recognized a tax benefit of $3.2 million for the nine months ended September 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 1995 and 1996, the Company financed its operations primarily through cash flows generated from operations and from private and public sales of securities. Cash used in operations was $1.1 million and $2.6 million for the nine months ended September 30, 1995 and 1996, respectively. The decrease in the cash flow provided by operations of $1.5 million between these periods consisted primarily of a decrease in the change in accounts payable and accrued expenses of $1.8 million, a decrease in the change in accounts and unbilled receivables of $828,000, and offsetting decreases in the change in deferred revenue accounts of $3.0 million and net income, income taxes and other accounts of $1.2 million. Accounts and unbilled receivables increased $2.2 million for the nine months ended September 30, 1995 on revenues and deferred revenues of $18.7 million as compared to an increase of $1.3 million in the nine months ended September 30, 1996 on revenues and deferred revenues of $23.9 million. During the nine months ended September 30, 1996, accounts receivable increased $564,000 while the unbilled receivables increased $965,000. The Company's accounts and unbilled receivables include four clients with receivables totaling $1.2 million which are due beyond twelve months. Accounts payable and accrued expenses decreased $1.6 million for the nine months ended September 30, 1995 as compared to an increase of $211,000 for the nine months ended September 30, 1996. In 1996, the increase was due to an increase in operating costs attributable to increased activity. Deferred revenues increased $2.3 million for the nine months ended September 30, 1995 as compared to an $679,000 decrease for the nine months ended September 30, 1996. The decrease in deferred revenue during the nine months ended September 30, 1996 was primarily attributable to the turning of existing deferred license revenues into revenues and the structure of contracts on new license revenues allowing for revenue recognition in the current period.

    Investing activities used cash of $8.0 million and $1.2 million for the nine months ended September 30, 1995 and 1996, respectively. In 1995, the Company used cash of $7.4 million to finance the acquisition of Chalke. The remaining $597,000 was used to acquire property and equipment. Investing activities during the nine months ended September 30,1996 consisted of acquiring property and equipment. Net cash of $8.7 million provided by financing activities in 1995 resulted from the issuance of Convertible Preferred Stock of $7.3 million and the issuance of common stock upon the exercise of warrants for $1.4 million related to the financing of Chalke. Net cash of $52.0 million provided by financing activities in 1996 resulted from proceeds of $52.6 million from the issuance of common stock in the initial public offering, proceeds of $659,000 from the exercise of stock options, offset by the repayment of $1.3 million of debt.

    As of September 30, 1996, the Company had $49.8 million in cash and cash equivalents. In connection with the Chalke acquisition, the Company issued a promissory note in the principal amount of $3.0 million, with an imputed interest rate of 7.91% per annum. There is one payment of $1.5 million remaining, which is due on March 31, 1997.

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



                                  SS&C TECHNOLOGIES, INC.


Date:  November 13, 1996                By:/s/ John S. Wieczorek
                                           ---------------------
                                           John S. Wieczorek
                                           Vice President, Chief
                                           Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit Number       Description
--------------       -----------

  11                  Statement re Computation of Per Share Earnings

  27                  Financial Data Schedule