Form 10-K405
period 1996-12-31
SS&C TECHNOLOGIES INC
filed 1997-03-31
CIK 1011661

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER 0-28430

                               ----------------

                            SS&C TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                     06-1169696
               DELAWARE                    (I.R.S. EMPLOYER IDENTIFICATION
    (STATE OR OTHER JURISDICTION OF                    NUMBER)
    INCORPORATION OR ORGANIZATION)


                                CORPORATE PLACE
                             705 BLOOMFIELD AVENUE
                         BLOOMFIELD, CONNECTICUT 06002
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 242-7887

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $.01 par value per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $25,193,846 based on the closing sales price of $6.125 of the Registrant's Common Stock on the Nasdaq National Market.

  As of March 17, 1997, 12,433,712 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                            PART OF REPORT INTO
                   DOCUMENT                                  WHICH INCORPORATED
                   --------                                 -------------------
 Portions of Proxy Statement for the Annual          Items 10, 11, 12 & 13 of Part III
 Meeting of Stockholders to be held April 24,
 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            SS&C TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

 FORM 10-K
   ITEM                                                                     PAGE
 ---------                                                                  ----
                                     PART I
  Item 1.  Business......................................................     2
  Item 2.  Properties....................................................     9
  Item 3.  Legal Proceedings.............................................     9
  Item 4.  Submission of Matters to a Vote of Security Holders...........     9
                                    PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder     10
            Matters......................................................
  Item 6.  Selected Financial Data.......................................    11
  Item 7.  Management's Discussion and Analysis of Financial Condition       12
            and Results of Operations....................................
  Item 8.  Financial Statements and Supplementary Data...................    18
  Item 9.  Changes in and Disagreements with Accountants on Accounting       18
            and Financial Disclosure.....................................
                                    PART III
  Item 10. Directors and Executive Officers of the Registrant............    18
  Item 11. Executive Compensation........................................    18
  Item 12. Security Ownership of Certain Beneficial Owners and               18
           Management....................................................
  Item 13. Certain Relationships and Related Transactions................    18
                                    PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    18
           K.............................................................

                          FORWARD-LOOKING INFORMATION

  This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                               ----------------

  PTS and Macro Pricing are registered trademarks, SS&C, CAMRA, CAMRA 2000, FILMS, FILMS for Windows, PTS 2000, FOTOS, Allocator Plus, EPN E-Z Link, Finesse 2000 and SS&C GO Trading are trademarks, and SS&C Direct is a service mark of SS&C Technologies, Inc. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                    PART I

ITEM 1. BUSINESS

  SS&C Technologies, Inc. (the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated in Delaware in April 1996. The Company commenced the initial public offering of its common stock, $.01 par value per share (the "Common Stock"), on May 31, 1996 pursuant to which the Company sold 3,026,250 shares of Common Stock and selling stockholders sold an aggregate of 723,750 shares of Common Stock.

  The Company is a leading provider of client/server-based financial software solutions, and related consulting services, designed to improve the efficiency and effectiveness of the investment management and actuarial functions within a broad range of organizations in the financial services industry. The Company has developed a family of software products that provides a full range of mission-critical information management and analysis, accounting, reporting and compliance tools to help high-level investment and actuarial professionals make informed, real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products are focused on improving the effectiveness of decision making through open, fully integrated access to the quantitative analysis of transactions-based data, allowing investment and other financial professionals to manage and analyze large amounts of data both in the aggregate and in detail on a timely basis. The Company provides products and services to over 300 organizations worldwide and its customers include asset managers, insurance companies, banks, corporate treasuries and government agencies.

  Each of the Company's software products features (i) intuitive graphical interfaces to minimize learning time and maximize user flexibility; (ii) a high degree of functionality, integrating trading, accounting, reporting and analytical functions as part of a complete system for managing securities and asset portfolios; (iii) advanced quantitative analytical tools tailored to the requirements of particular industry segments; and (iv) highly scalable and flexible architecture, allowing the customizing of each product to a specific client's requirements and priorities, regardless of size, organizational structure and number of relevant portfolios, types of securities, accounting bases, regulatory regimes or managers involved. Each of the Company's products is designed to be interoperable with other Company products, third-party applications and data sources (including legacy systems) and other desktop applications. The Company's products feature client/server architecture to support a distributed model of computing within a Windows (3.1, 3.11, 95), Windows NT or OS/2 environment consistent with the requirement of the Company's principal users. The high functionality, interoperability and ease-of-use of the Company's products are intended to assure the efficient analysis and management of information on a timely basis, increase productivity, reduce costs and enable users in a variety of financial service organizations to devote more time to critical business decisions rather than administrative, reporting and compliance matters.

PRODUCTS AND SERVICES

  The Company offers a family of application software products designed to address the requirements of professionals in the financial services industry for flexible, scalable and secure analysis and reporting tools to support automation of the investment process. The Company's family of software products supports trading, accounting, reporting and analysis requirements of a broad range of users within financial organizations, including senior executives, portfolio managers, actuaries, analysts, portfolio accountants and traders.

  The following chart summarizes the Company's principal products and typical users:

      PRODUCT                  DESCRIPTION                    TYPICAL USERS
      -------                  -----------                    -------------
 CAMRA 2000        Complete asset management, reporting Securities and other
                    and accounting system                asset and portfolio
                                                         managers and operations
                                                         personnel
 FILMS for Windows Fully integrated loan management     Mortgage portfolio
                    system                               managers and servicers
 PTS 2000          Spread management/asset-liability    Insurance company CEO's,
                    management/pricing system            CFO's, product managers
                                                         and actuarial
                                                         professionals
 FOTOS             Front office trade operations system Fixed-income and equity traders
 Allocator Plus    Structured finance forward trading   Mortgage-backed
                    and allocation system                securities traders and
                                                         operations personnel
 EPN E-Z Link      Electronic pool notification system  Mortgage-backed
                    communications                       securities traders and
                                                         operations personnel
 Finesse 2000      Dynamic financial modeling and       CEO's, CFO's and risk
                    analysis program                     managers of property
                                                         and casualty insurance
                                                         companies

  The Company's software applications are compatible with Intel x86 platforms (IBM PC compatible or emulators) and a wide range of popular topologies, protocols and network operating systems, including Ethernet, Token Ring, IPX/SPX, TCP/IP, NET BEUI, Novell Netware, Windows, Windows 95, Windows NT, Pathworks and UNIX. The Company's FILMS for Windows and FOTOS products run on DOS, Windows (3.1, 3.11, 95) and Windows NT operating systems, and FILMS for Windows also runs on OS/2. The Company's CAMRA 2000 and PTS 2000 products, which were introduced to the market during 1996 as 32-bit Windows applications, currently run on Windows 95 and Windows NT.

  The prices of the Company's software products vary depending upon the product features included and, in the case of the Company's CAMRA 2000 and FILMS for Windows products, on the assets under management by the client. The Company's PTS 2000 software is available for purchase by site or as an individual CPU license.

 CAMRA 2000

  The Company's complete asset management, reporting and accounting ("CAMRA 2000") software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA 2000 is a 32-bit multi-user, integrated solution tailored to support the entire portfolio management function and includes features to execute, account for and report on all typical securities transactions. For example, it allows investment professionals to allocate and reallocate securities and to update account, portfolio, issuer, custodian and security-type information through selected entries across the entire database. CAMRA 2000 is designed to allow integration with several Company-offered modules which support various functions, including compliance, Bloomberg Financial Markets ("Bloomberg") data exchange, performance measurement, TBA/dollar roll processing, net asset value and portfolio rebalancing.

  As part of its support of complete portfolio management, CAMRA 2000 provides the following capabilities:

  Portfolio Management and Market Analysis. CAMRA 2000 includes a comprehensive, integrated securities database supporting on-line daily, monthly, quarterly and on-demand calculation of a range of information, including book and market value, yields, duration, convexity, average life and various user-selected scenarios. During 1996, the Company and Bloomberg announced the introduction of SS&C GO Trading, a new service providing investment professionals with an integrated platform for using Bloomberg trading, securities and portfolio analysis in conjunction with CAMRA 2000.

  Comprehensive Accounting and Reporting Capabilities. CAMRA 2000 supports four distinct yet interrelated accounting bases--GAAP, statutory, management and tax--and has the flexibility to provide multiple alternative accrual methods, multiple sales methods, average cost or tax lot accounting and multiple amortization methods. CAMRA 2000 can generate reports on multiple reporting levels, exporting data directly to spreadsheets, word processors and external databases for ease of delivery and presentation.

  Support of Trading Transactions. CAMRA 2000 supports a wide variety of investment and accounting transactions, ranging from buy and sell to short and cover, swap, put, call, redemption, return of capital, settlement, account transfer and portfolio transfer. All transactions are recorded on a real-time basis, permitting immediate enterprise-wide access to the most current portfolio information by authorized users.

  Multi-Currency Processing. CAMRA 2000 automatically calculates transaction and translation values in accordance with applicable accounting and industry conventions, supports calculation of market, accounting and foreign exchange gains and losses, and provides a full foreign exchange trading capability with forward pricing, while taking into account such critical parameters as global calendars (with weekends and holidays defined by countries), multiple-based currencies and required rounding techniques.

  Regulatory Compliance. CAMRA 2000 provides performance measurement results in accordance with AIMR standards and can be run for any time period, entity, portfolio and security grouping as well as benchmarked against outside indices. CAMRA 2000 also supports statutory reporting for insurance organizations as promulgated by the National Association of Insurance Commissioners (the "NAIC").

  Available Interfaces. CAMRA 2000 supports comprehensive importing and exporting of data, in ASCII format, using a number of automated interfaces, including interfaces with custodian banks and pricing, other third-party market data and general ledger services of popular financial/accounting applications, such as Interactive Data Corporation, HUB Data and the NAIC. In addition, CAMRA 2000 interfaces with a variety of third-party analytic systems, including those offered by GAT, CMS and Solomon Brothers, among others.

 FILMS for Windows

  The Company's fully integrated loan management system ("FILMS for Windows") enables mortgage professionals to process, analyze and report on a comprehensive basis information regarding their mortgage loan portfolios. Like CAMRA 2000, FILMS for Windows is a multi-user, integrated solution operating on a client/server platform, which eliminates the need for separate, independent systems within the mortgage loan area. FILMS for Windows, which can be integrated with data stored in the Company's CAMRA 2000 and PTS 2000 products, provides the following features:

  Applications and Commitment Processing. FILMS for Windows supports the processing of commercial and residential mortgage loans, providing on-line access to critical evaluative information, including credit history, appraisals, LTV ratio, broker information, duration, convexity, average life and discounted cash flow valuation, permitting loan recommendations to be generated quickly, consistently and easily.

  Accounting and Servicing Support. FILMS for Windows supports accurate and consistent servicing of loans, including general ledger entries at the sub-portfolio level, with a direct interface to the corporate general ledger. FILMS for Windows also maintains appraisals and operating statements at the proper level to support loan and portfolio management.

  Comprehensive Reports. FILMS for Windows generates and supports a wide range of accounting, servicing and management reports. All reports can be viewed on-line, downloaded or printed. During 1997, the Company's product development plans call for the migration of the FILMS for Windows application to a 32-bit Windows environment, operating under Windows 95 and Windows NT.

 PTS 2000

  The Company's profit testing system ("PTS 2000") software, introduced during the second quarter of 1996 as an enhanced version of its original PTS software, is a 32-bit client/server system designed to provide asset/liability management and pricing services primarily to insurance companies, as well as fund managers and other financial institutions. PTS 2000 provides an economic model of insurance liabilities and assets, generating option-adjusted cash flows to reflect the complex sets of options and covenants frequently encountered in insurance contracts or comparable agreements. During 1996, more than 80% of the Company's installed PTS users licensed the upgraded solution.

  PTS 2000 includes the following features:

  Large-Scale Corporate Simulation Models. The Company and certain significant clients have implemented a number of complex models of whole-company financial performance. Unlike simpler systems, PTS 2000 maintains an internal architecture patterned after the structure of insurance companies themselves, making full-scale corporate models practical. Such corporate models are used to facilitate capital structure decisions, revealing and measuring overall financial performance and guiding overall risk management practice.

  Option Pricing. The PTS 2000 option pricing model provides option-adjusted valuation of assets and liabilities under a consistent conceptual framework. The PTS 2000 option pricing model explicitly considers interest-sensitive embedded options, providing valid interest rate risk analysis using price behavior curves that graphically depict asset/liability performance over shifts in the interest rate term structure.

  Macro Pricing. The Company's proprietary Macro Pricing algorithm recognizes the complex relationships within contemporary financial intermediaries and provides a matrix of possible product and production quota options in conformity with the profit expectations of the client.

 FOTOS

  The Company's front office trade operations system ("FOTOS") is designed to fully automate trade operations for portfolio managers and traders using CAMRA 2000. FOTOS is integrated with the CAMRA 2000 system and other software products of the Company and provides real-time trading information to enable traders to cost-effectively order, block, work, execute and allocate trades. FOTOS allows clients to review, monitor and access trading room activity from local and remote locations and provides clients with reporting and audit trails as well as standard industry trading, analytical, accounting and pricing information associated with each security. FOTOS supports not only equity securities but also treasuries, options, futures, corporate and municipal bonds, mortgage-backed securities and a full range of investment strategies, including hedging and indexes.

 Allocator Plus

  The Company's Allocator Plus system is designed to support portfolio managers and custodians in the mortgaged-backed securities markets. Allocator Plus is a client/server system that facilitates mortgage-backed securities forward trading by optimizing profit and loss to the allocation of current inventory relative to market conditions. While assuring that users achieve optimal financial results, Allocator Plus simultaneously checks incoming announcements and deliveries for compliance with Public Securities Association good delivery guidelines, monitors all pool-specific and special instruction trades and effectively minimizes fail trades and identifies potential fails of counterparties. Allocator Plus can be integrated with CAMRA 2000 and other software products of the Company.

 EPN E-Z Link

  The Company's EPN E-Z Link system is a Windows-based, stand-alone software solution that provides assistance to portfolio managers and custodians in the mortgage-backed securities ("MBS") markets. EPN E-Z Link is designed to send and receive detailed MBS pool allocation information quickly and efficiently by converting pool allocation lists to the EPN system language, thereby eliminating time consuming manual data entry. The Company installed the first EPN E-Z Link system in October 1996.

 Finesse 2000

  The Company's Finesse 2000 system is a dynamic financial analysis tool designed and developed in cooperation with Ernst & Young LLP to model operating results, gauge the effects of reinsurance and validate pricing, value business transactions such as mergers and acquisitions, measure the impact of new products, predict cash flows, analyze the impact of investment decisions and improve strategic planning. Finesse 2000 generates iterative, computer-simulated scenarios in response to events that may have an impact on a client's business. The results of this iterative process are stored in Finesse 2000's "virtual general ledger," which mimics the financial accounting that would occur if these scenarios were to occur. All simulated results are recorded and can be easily viewed on Finesse 2000's "graphical palette," an on-line facility that visually depicts the likely occurrence of one or more specific events. The Company installed the first Finesse 2000 system in February 1997, and it is now generally available.

 Consulting and Outsourcing Services

  Building upon the capability and flexibility of its software products, the Company offers a range of professional services to assist clients in implementing the Company's software products and meeting their portfolio management needs. To facilitate successful product implementation, the Company's consultants assist clients with initial installation of a system, conversion of the client's historical data and ongoing training and support. The Company's team works closely with the client to ensure smooth transition and operation of the Company's systems. The Company believes that its commitment of dedicated professionals to facilitate the transition process strengthens its relationship with the client, provides the Company with valuable information regarding client requirements and offers the opportunity for sales of additional Company products and services to the client. The Company's consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and professionals in the real estate, investment, insurance and banking industries. In addition, the Company also offers actuarial consulting services to its insurance company and other financial institution clients. The Company believes that its commitment to professional services facilitates the adoption of the Company's software products across its target markets.

  For those clients wishing to outsource certain portfolio accounting, reporting and analysis functions, the Company also provides comprehensive outsourcing services through its SS&C Direct operating unit. The Company's consultants initially work with a client to research and evaluate data sources, implement custodian and pricing interfaces and determine reporting requirements and timing. The Company provides its clients with accurate, processed data on a timely basis, enabling investment professionals to utilize their time analyzing data and making investment decisions rather than operating and servicing the Company's software products. The features of the Company's outsourcing services include: (i) customized access rights to provide on-line access for senior management; (ii) regular holdings reports and complete regulatory support; (iii) disk mirroring, daily back-up of the system and uninterruptable power supply to ensure data protection, combined with a detailed disaster recovery plan; and (iv) data storage and "hot site" capabilities in the event of a disaster.

PRODUCT SUPPORT

  The Company believes that its high level of service and support is critical to its success, and an important competitive advantage. Furthermore, the Company believes that a close and active service and support relationship is both important to client satisfaction and also provides the Company with important information regarding evolving client requirements. For example, the Company provides each of its significant clients with a dedicated client support representative whose primary responsibility is to resolve questions and concerns and act as a liaison between the client and the Company. In addition, the Company provides direct telephone support from 8:30 a.m. to 7:00 p.m. Eastern Time, Mondays through Thursdays, from 8:30 a.m. to 5:30 p.m. on Fridays and also on weekends during peak regulatory reporting periods, as well as use of electronic bulletin boards and other forms of electronic data distribution that provide clients with the latest information regarding the Company's products. The Company also provides periodic maintenance releases of licensed software to its clients, including regulatory updates, generally during the fourth quarter, to enable them to meet industry reporting obligations and other processing requirements as they evolve. The Company's service and support activities are supplemented by a comprehensive training program, including introductory training courses for new users and dedicated seminars for investment professionals to familiarize them with the capabilities of the Company's systems.

CLIENTS

  The Company's clients include a wide range of financial institutions and other organizations that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis, and include asset managers, insurance companies, banks, mutual funds, corporate treasuries, pension funds and government agencies. The Company provides products and services to over 300 organizations worldwide.

SALES AND MARKETING

  The Company believes that a direct sales organization is essential to the successful implementation of its business strategy given the complexity and importance of the operations and information the Company's products are designed to manage and the extensive regulatory and reporting requirements of its clients. The Company's dedicated direct sales and support staff, which is supplemented by extensive ongoing product and sales training, is organized by product area and situated in the Company's various sales offices.

  The Company's marketing personnel are responsible for evaluating and developing market opportunities and providing sales support. The Company's marketing activities include generation of client leads, targeted direct mail campaigns, seminars, advertising, trade shows, conferences and public relations efforts. The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

PRODUCT DEVELOPMENT; RESEARCH AND DEVELOPMENT; BACKLOG

  The Company believes that it must introduce new products and features into the market on a regular basis to maintain its competitive advantage. To meet these goals, the Company uses multidisciplinary teams of highly trained finance, accounting, mathematical, actuarial, software and investment personnel, and has invested heavily in developing a comprehensive product analysis to meet rigorous requirements for product functionality and quality across its target markets.

  The Company's research and development engineers work closely with the Company's marketing and support personnel to assure that product evolution reflects developments in the marketplace and trends in client requirements. Historically, the Company has issued a major functional release of its core products during the third quarter of each fiscal year, including functional enhancements, as well as an annual fourth quarter release to reflect evolving regulatory changes in time to meet year-end reporting requirements of clients.

  Although the Company has historically met its scheduled dates for product releases and enhancements, software development is characterized by unanticipated delays, and there can be no assurance that the Company will be able to maintain future scheduled release dates as planned. Furthermore, there can be no assurance that the Company's new product releases and product enhancements will adequately address the needs of the marketplace or will not contain "bugs" which could cause delays in product introduction or shipments or, if discovered in the future, require modification of the Company's products.

  As of December 31, 1996, the Company's research and development staff consisted of 59 employees. The Company's total expenses for research and development, excluding purchased in-process research and development, for the years ended December 31, 1994, 1995 and 1996 were $1.7 million, $5.3 million and $6.5 million, respectively.

  Backlog is not a significant factor in the Company's business.

COMPETITION

  The market for financial services software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms, many of which serve only their respective local markets or specific customer types, and much of the Company's competition stems from information systems or timesharing services developed and serviced internally by the MIS departments of financial services firms. The Company currently faces direct competition in various segments of the financial services industry from Princeton Financial Systems (a subsidiary of State Street Bank and Trust Company), Thomson Financial, SunGard Data Systems, Inc., DST Systems, Inc. and Advent Software, Inc. The Company believes that none of its competitors currently competes against it in all of the Company's target industry segments, although there can be no assurance that one or more may not compete against the Company in the future in additional industry segments. Many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition than does the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, financial condition and results of operations.

  The Company believes that the principal competitive factors in its industry include product performance and functionality, ease of use, scalability, ability to integrate external data sources and processing systems, product and company reputation, client service and support and price. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

PROPRIETARY RIGHTS

  The Company primarily relies on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights of its products. The source code for the Company's products is protected as both a trade secret and an unpublished copyrighted work. In addition, the Company generally enters into confidentiality and/or license agreements with its employees, distributors, clients and potential clients and limits access to, and distribution of, its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries. In January 1996, the Company licensed the use of certain of its source code to General American Life Insurance Company and Conning Asset Management Company, affiliates of certain principal stockholders of the Company.

  Because the software development industry is characterized by rapid technological change, the Company believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of its technology.

EMPLOYEES

  As of December 31, 1996, the Company had 197 full-time employees, consisting of 59 employees in research and development, 52 employees in consulting and services, 38 employees in sales and marketing, 24 employees in client support, 17 employees in finance and administration and seven employees in the Company's international operations. None of these employees is covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good. The future success of the Company will depend upon its ability to attract and retain qualified personnel. Competition for such personnel is often intense, and there can be no assurance that the Company will be able to attract and retain adequate numbers of qualified personnel in the future.

ITEM 2. PROPERTIES

  The Company owns its corporate offices in Bloomfield, Connecticut, which consist of approximately 14,800 square feet of office space. The Company also leases an additional 18,000 square feet of office space in Bloomfield. In support of its direct sales and service and support operations, the Company utilizes facilities and offices in 16 locations in the United States and Canada and has offices in London, England and Kuala Lumpur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation which it believes could have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

 NAME                          AGE                   POSITION
 ----                          ---                   --------
 William C. Stone............   41 President, Chief Executive Officer and
                                    Chairman of the Board of Directors
 Shane A. Chalke.............   39 Executive Vice President and Director
 Patrick W. Kenny............   54 Senior Vice President, Services
                                   Senior Vice President, Development and
 David A. Varsano............   35 Client Services
 Marc W. Zimmerman...........   41 Senior Vice President, Strategic Products
 Steven M. Helmbrecht........   34 Vice President, International
                                   Vice President, Chief Financial Officer and
 John S. Wieczorek...........   36 Treasurer

  William C. Stone founded the Company in 1986 and has served as President, Chief Executive Officer and Chairman of the Board of Directors since the Company's inception. Prior to founding the Company, he directed the financial services consulting practice of KPMG Peat Marwick LLP in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc.

  Shane A. Chalke joined the Company in March 1995 as Executive Vice President and Director upon the Company's acquisition of substantially all of the assets and operations of Chalke Incorporated. Specializing in the financial analysis of insurance companies, Mr. Chalke founded Chalke Incorporated in 1983 and served as its Chairman, Chief Executive Officer and President until March 1995.

  Patrick W. Kenny is Senior Vice President, Services of the Company. Mr. Kenny joined the Company in November 1995 after serving as Chief Financial Officer of Aetna Life & Casualty from January 1988 to

December 1994. He was formerly a partner and director of insurance professional practices at KPMG Peat Marwick LLP, both internationally and domestically.

  David A. Varsano is Senior Vice President, Development and Client Services of the Company. Mr. Varsano joined the Company in September 1995 after serving as Vice President at Dunn & Bradstreet Software, where he was responsible for the client/server platform and decision support business from March 1994 to September 1995. He formerly served as Vice President at Litle & Company, where he managed product and systems development from March 1990 to March 1994.

  Marc W. Zimmerman is Senior Vice President, Strategic Products of the Company. Mr. Zimmerman joined the Company in August 1995 from his position as Vice President of Market Investment Solutions, Inc., an investment software and consulting services provider, which he joined in 1993. From 1989 to 1993 he served as Executive Vice President of Sales and Marketing and co-founder of Princeton Financial Systems, Inc., a provider of investment software and consulting services to the financial services industry.

  Steven M. Helmbrecht is Vice President, International of the Company. Mr. Helmbrecht joined the Company in 1993 after serving as Vice President of Prime Advisors, Inc., an investment advisory firm, where he was responsible for investment accounting and reporting from 1989 to 1992. He formerly worked at Arthur Andersen & Co. as a tax accountant from 1985 to 1988.

  John S. Wieczorek is Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Wieczorek joined the Company in October 1994 after serving in various management positions from 1983 to 1994 and ultimately as Chief Financial Officer at Vantage Computer Systems, Inc., a provider of computer software and services (prior to the merger of Vantage with The Continuum Company, Inc.).

  Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SSNC" since the Company's initial public offering on May 31, 1996. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market:

                                  FISCAL 1996

                                                               PRICE RANGE
                                                              -------------
              QUARTER                                          HIGH   LOW
              -------                                         ------ ------
      Second (from May 31, 1996)............................. $23.50 $13.00
      Third..................................................  15.50   6.75
      Fourth.................................................  10.38   5.50

  There were 45 stockholders of record of the Company's Common Stock as of March 17, 1997. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositaries, brokers or other nominees.

  The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

                                            YEAR ENDED DECEMBER 31
                                    ------------------------------------------
                                     1992     1993    1994    1995(1)   1996
                                    -------  ------  -------  -------  -------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses................ $   651  $2,703  $ 5,146  $10,647  $13,824
  Maintenance......................     932   1,308    2,030    4,055    6,209
  Professional services............   1,073   1,215    2,092    4,100    6,374
                                    -------  ------  -------  -------  -------
    Total revenues.................   2,656   5,226    9,268   18,802   26,407
                                    -------  ------  -------  -------  -------
Cost of revenues:
  Software licenses................     110      96      152      454      589
  Maintenance......................     293     312      898    1,046    2,000
  Professional services............     772     310    1,182    3,800    4,430
                                    -------  ------  -------  -------  -------
    Total cost of revenues.........   1,175     718    2,232    5,300    7,019
                                    -------  ------  -------  -------  -------
Gross profit.......................   1,481   4,508    7,036   13,502   19,388
                                    -------  ------  -------  -------  -------
Operating expenses:
  Selling and marketing............   1,005   1,545    2,693    5,242    8,506
  Research and development.........   1,071   1,401    1,743    5,253    6,494
  General and administrative.......   1,096     693    1,044    2,515    4,611
  Write-off of purchased in-process
   research and development........     --      --       --     7,889      --
                                    -------  ------  -------  -------  -------
    Total operating expenses.......   3,172   3,639    5,480   20,899   19,611
                                    -------  ------  -------  -------  -------
Operating income (loss)............  (1,691)    869    1,556   (7,397)    (223)
Interest income (expense), net.....    (191)   (198)     (12)      24      972
Other income.......................     --      --       --       --       138
                                    -------  ------  -------  -------  -------
Income (loss) before income taxes..  (1,882)    671    1,544   (7,373)     887
Provision (benefit) for income
 taxes.............................    (468)    120      661   (3,024)     414
                                    -------  ------  -------  -------  -------
Net income (loss).................. $(1,414) $  551  $   883  $(4,349) $   473
                                    =======  ======  =======  =======  =======
Net income (loss) per common and
 common equivalent share........... $  (.18) $  .09  $   .13  $  (.72) $   .04
                                    =======  ======  =======  =======  =======
Weighted average number of common
 and common equivalent shares
 outstanding.......................   7,982   6,059    6,990    6,012   11,820
                                    =======  ======  =======  =======  =======
                                                 DECEMBER 31,
                                    ------------------------------------------
                                     1992     1993    1994     1995     1996
                                    -------  ------  -------  -------  -------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......... $ 2,416  $1,983  $ 3,084  $ 1,585  $36,091
Working capital....................   2,938   2,316    3,345    3,255   53,571
Total assets.......................   5,484   5,871   10,940   21,807   76,286
Long-term obligations..............   3,269   2,254      450    1,840      --
Redeemable convertible preferred
 stock.............................     750     750      750      750      --
Stockholders' equity (deficit).....    (518)     33    5,121    9,493   64,354

--------
(1) On March 31, 1995, the Company purchased substantially all of the assets and operations of Chalke Incorporated for a purchase price of $12.7 million. Such acquisition was accounted for as a purchase and the Company incurred a charge to operations of $7.9 million associated with the write-off of purchased in-process research and development. The write-off of purchased in-process research and development, after tax, increased 1995 net loss and net loss per common and common equivalent share by $4.8 million and $.80, respectively. See Notes 2 and 10 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a leading provider of client/server-based software solutions, and related consulting services, designed to improve the efficiency and effectiveness of the investment management function within a broad range of organizations in the financial services industry. The Company was founded in 1986 to provide consulting services to support the investment management functions of financial services organizations. In 1989, as a result of a joint development arrangement with GALIC, the Company introduced its first product, CAMRA (Complete Asset Management, Reporting and Accounting), a DOS-based program designed to address the management of asset portfolios by mid- and large-size financial institutions. In 1993, the Company released its first Windows-based version of CAMRA and has continued to enhance the level of CAMRA's functionality each year thereafter. A majority of the Company's revenues have historically been derived from sales of the CAMRA system. In 1993, SS&C introduced its FILMS (Fully Integrated Loan Management System) product, enabling mortgage professionals to process, analyze and report on a comprehensive basis information regarding their loan portfolios. On March 31, 1995, the Company acquired substantially all of the assets and operations of Chalke Incorporated ("Chalke"), a supplier of asset/liability management and modeling software and consulting services to the financial services industry. Chalke's primary software product, PTS (Profit Testing System), provides an economic model of insurance liabilities and assets to facilitate capital, financial and risk management.

  The Company enters into license, maintenance and professional services contracts to provide software and services to its clients. License fees for the Company's CAMRA and FILMS products are based on assets under management, with underlying maintenance provided on an annually renewable basis for approximately 20% of the underlying software license fee. License fees for PTS software are determined on a per-CPU or per-site basis, and maintenance is provided on an annually renewable basis for approximately 16% of the underlying software license fee. License revenues are recognized upon the later of delivery of software to the client or the completion of any significant vendor obligations remaining after delivery, provided that collection of the resulting receivable is considered probable. Maintenance revenues are recognized ratably over the life of the contract. Professional services revenues are provided on a time and material basis and are recognized as they are performed.

  The Company's results of operations for 1995 reflect the acquisition of substantially all of the assets and operations of Chalke for a purchase price of $12.7 million (the "Chalke Acquisition"). In connection with the Chalke Acquisition, which was accounted for under the purchase method, the Company incurred a charge to operations of $7.9 million associated with the write-off of purchased in-process research and development related to Chalke products that were under development at the time of acquisition but had not yet reached technological feasibility. The balance of the purchase price was allocated to operating assets of $2.2 million, goodwill of $1.8 million and purchased completed software of $795,000. The operating results of Chalke have been included in the Company's operating results since the date of acquisition. Deferred revenues of $1.5 million, including approximately $1.0 million of annual maintenance revenues, for which Chalke had previously invoiced and collected the cash, were not included in the Company's operating results. As part of the allocation of the purchase price, the Company accrued the costs to perform the obligations remaining under these maintenance contracts. Subsequent to 1995, the Company has recognized revenues and associated expenses in accordance with normal accounting policies as the Chalke maintenance contracts are renewed.

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

 Revenues

  The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues increased 103% from $9.3 million in 1994 to $18.8 million in 1995 and increased 40% to $26.4 million in 1996. The increase in 1996 revenues was due primarily to sales of PTS 2000, which was released in the second quarter of 1996, as well as the full-year inclusion of maintenance clients from Chalke Incorporated ("Chalke") and increased demand for the Company's professional services. The increase from 1994 to 1995 was primarily attributable to the addition of PTS to the Company's product family as a result of the Chalke Acquisition, the growing market acceptance of the Company's CAMRA products, as well as an increase in the size of sales of the Company's products, reflecting their purchase by larger clients with more assets under management. Inclusion of the operating results of Chalke since the date of acquisition accounted for approximately $4.2 million of the Company's total revenues during 1995.

  Software Licenses. Software license revenues increased 107% from $5.1 million in 1994 to $10.6 million in 1995 and increased 30% to $13.8 million in 1996. The increase from 1994 to 1995 was primarily attributable to the growing market acceptance of the Company's CAMRA product and the addition of the PTS product from the acquisition of Chalke. The increase in 1996 was primarily attributable to sales of PTS 2000, which was added to the Company's product line in the second quarter of 1996. In addition to PTS license sales, the Company had continued growth with its asset management products, CAMRA and FILMS.

  Maintenance. Maintenance revenues increased 100% from $2.0 million in 1994 to $4.1 million in 1995 and increased 53% to $6.2 million in 1996. The increases in maintenance revenues from 1994 to 1995 was attributable to the growing installed base of clients with maintenance contracts as a result of increased license sales. The majority of the growth from 1995 to 1996 was due to the addition of Chalke's maintenance clients. Asset management maintenance contracts also grew in this same period, due to a continued increase in the Company's installed base of clients as a result of additional license sales.

  Professional Services. Professional services revenues increased 96% from $2.1 million in 1994 to $4.1 million in 1995 and increased 55% to $6.4 million in 1996. Demand for the Company's implementation, conversion and training services has increased primarily due to the Company's increasing number of license sales. The Company's strategy of increasing rates charged for consulting time and improved consulting resource utilization also contributed to the increase. As a result of the Chalke Acquisition, the Company also includes actuarial consulting services in its professional services revenues.

 Cost of Revenues

  The total cost of revenues increased 137% from $2.2 million in 1994 to $5.3 million in 1995 and increased 32% to $7.0 million in 1996. The gross margin remained relatively stable, from 76% in 1994 to 72% in 1995 to 73% in 1996.

  Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, as well as the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software license revenues increased 198% from $.2 million in 1994 to $.5 million in 1995 and increased 30% to $.6 million in 1996. The costs of software license revenues as a percentage of these revenues remained stable at 3%, 4% and 4% in 1994, 1995 and 1996, respectively.

  Cost of Maintenance. Cost of maintenance revenues primarily comprises technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues increased 16% from $.9 million in 1994 to $1.0 million in 1995 and increased 91% to $2.0 million in 1996, representing 44%, 26% and 32%, respectively, of maintenance revenues in those years. The increases in cost of maintenance revenues were primarily due to increased headcount attributable to the development of a dedicated support infrastructure to service the existing installed asset management client base, as well as the inclusion of Chalke maintenance clients and corresponding costs.

  Cost of Professional Services. Cost of professional services revenues consist primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as system integration, custom programming, and actuarial consulting services. The cost of professional services revenues increased 222% from $1.2 million in 1994 to $3.8 million in 1995 and increased 17% to $4.4 million in 1996, representing 56%, 93% and 69%, respectively, of professional services revenues in those years. The increases in cost of professional services revenues were attributable to increased headcount in order to meet the increased demand. Increased utilization, improved efficiencies and increased rates charged for consulting time contributed to reducing the cost of professional services revenues as a percentage of such professional services revenues in 1996.

 Operating Expenses

  Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses increased 95% from $2.7 million in 1994 to $5.2 million in 1995 and increased 62% to $8.5 million in 1996, representing 29%, 28% and 32%, respectively, of total revenues in those years. The increases in sales and marketing expenses were largely attributable to the hiring of additional sales and marketing personnel, and increased marketing activity to further enhance the Company's market presence.

  Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 201% from $1.7 million in 1994 to $5.3 million in 1995 and increased 24% to $6.5 million in 1996, representing 19%, 28% and 25%, respectively, of total revenues in those years. The Company's research and development expenses in 1995 do not include the charge to operations of $7.9 million associated with the write-off of purchased in-process research and development related to Chalke products that were under development at the time of the Chalke acquisition but had not yet reached technological feasibility. See "Write-off of Purchased In-Process Research and Development" below. During 1995, the Company significantly increased the dollar value of research and development expenses, primarily in the development of three new products-- Finesse, COPE and PTS 2000. Research and development expenses increased from 1995 to 1996 primarily due to ongoing development of Finesse, and further development of the Windows-based versions of CAMRA and FILMS. PTS 2000 was released in the second quarter of 1996, while the Company discontinued development of COPE as a stand-alone product during 1996.

  General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 141% from $1.0 million in 1994 to $2.5 million in 1995 and increased 83% to $4.6 million in 1996, representing 11%, 13% and 17%, respectively, of total revenues in those years. During 1995, the Company's general and administrative expenses included expenses associated with the recruitment of several of the Company's executive officers as well as the leasing of additional space to accommodate the Company's expanded operations. During 1996, the Company recorded bad debt expense of $1.0 million by increasing its allowance for doubtful accounts, representing a $513,000 increase in bad debt expense, the largest factor in the increase in general and administrative expenses. Actual write-offs of accounts receivable were $309,000, $34,000 and $70,000 for 1994, 1995 and
1996, respectively. Other factors related to the increase in general and administrative expenses included increases in professional fees of $211,000, primarily related to the Company's status as a public company. The inclusion of Chalke for the entire year also contributed to the increase in general and administrative expenses during 1996.

  Write-off of Purchased In-Process Research and Development. In the first quarter of 1995, the Company expensed $7.9 million of purchased in-process research and development associated with two products acquired in March 1995 as part of the acquisition of Chalke. Because these products had not reached technological feasibility at the time of the acquisition and, in the Company's judgment, there was no alternative use for the related research and development, such in-process research and development was charged to expense. There were no comparable expenses in 1994 or 1996.

  Interest Income (Expense). Net interest income (expense) increased from $(12,000) in 1994 to $25,000 in 1995 and to $1.0 million in 1996. The increases were due to the interest earned on investing the proceeds from the private sale of stock in 1995 and the Company's initial public offering in May 1996.

  Provision (Benefit) for Income Taxes. The Company had effective tax rates of approximately 43%, (41)% and 47% in 1994, 1995 and 1996, respectively. Primarily as a result of the write-off of in-process research and development related to the Chalke acquisition, the Company recognized a tax benefit of $3.0 million in 1995. The increase in the 1996 effective tax rate from 1995 is primarily related to losses from foreign operations for which there is no benefit in the United States and an increase in the disallowance of meals and entertainment expenses, both of which were partially offset by interest income which was primarily exempt from federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  During 1994, 1995 and 1996, the Company financed its operations primarily through cash flows generated from operations and from private and public sales of securities. Cash provided by operations was $1.1 million in 1994 and cash used in operations was $1.9 million and $0.6 million in 1995 and 1996, respectively. The decrease in cash provided by operations from 1994 to 1995 was primarily attributable to the increase in accounts receivable and unbilled receivables. Accounts receivable increased significantly during 1995 as a result of an increase in license sales and related professional services as well as due to the Chalke Acquisition. Unbilled accounts receivable also increased significantly during 1995 for the foregoing reason as well as due to the high level of software licensing activity that occurred late in the fourth quarter of 1995 versus 1994. The decrease in cash used in operations from 1995 to 1996 is primarily attributable to the increase in operating profits and an increase in accrued expenses and deferred maintenance revenues. Net accounts receivable increased $3.1 million from 1995 to 1996, while unbilled accounts receivable increased $.3 million during the same period. Total revenues increased $7.6 million from 1995 to 1996. The Company has instituted procedures to enhance collections of accounts receivable, including the suspension of client support services for lack of maintenance payments, assigning executive personnel to potentially difficult collection accounts and negotiating accelerated payment terms in contracts. The Company believes these procedures will increase the control over the collection of the outstanding receivables in the next year.

  The Company's general and administrative expenses included bad debt expenses of $.3 million, $.5 million and $1.0 million in 1994, 1995 and 1996, respectively. The increase in the provision for bad debts was due to the increase in the allowance for doubtful accounts, which was based on an evaluation of specific delinquent accounts and a general reserve based on the aging of receivables. The Company believes its determination of doubtful accounts is appropriate in light of the large increases in revenues over the past three years. Actual write-offs of accounts receivable were $309,000, $34,000 and $70,000 for 1994, 1995 and 1996, respectively. There was one significant account written off in 1994 of approximately $292,000. Because of the nature of the Company's market and complexity of its products, the Company believes that its receivables are typically higher than companies that generate substantial revenues from shrink-wrap licenses or lower-end applications software.

  Investing activities used cash of $.7 million, $8.3 million and $17.1 million in 1994, 1995 and 1996, respectively. In 1995, the Company used cash of $7.4 million to finance the acquisition of Chalke. The remaining $.9 million was used to acquire property and equipment. Investing activities in 1996 included $15.6 million for the purchase of investments in marketable securities and $1.5 million to acquire equipment and capitalized software. Cash used in investing activities in 1994 was primarily used to acquire equipment.

  Net cash of $8.7 million provided by financing activities in 1995 resulted from the issuance of Convertible Preferred Stock of $7.3 million and the issuance of Common Stock upon the exercise of warrants for $1.4 million related to the financing of Chalke. Net cash of $52.2 million provided by financing activities in 1996 resulted from proceeds of $52.6 million from the issuance of Common Stock in the Company's initial public offering and proceeds of $.8 million from the exercise of stock options, partially offset by the repayment of $1.3 million of debt. Cash provided by financing activities in 1994 resulted primarily from the issuance of Convertible Preferred Stock of $6.0 million, less the repayment of the balance of notes payable and the mortgage on the Company's corporate offices totaling $2.3 million, as well as the repurchase of stock by the Company in the amount of $2.3 million.

  As of December 31, 1996, the Company had $36.1 million in cash and cash equivalents and $15.6 million in highly liquid marketable securities. In connection with the Chalke acquisition, the Company issued a promissory note in the principal amount of $3.0 million, with an imputed interest rate of 7.91% per annum. There is one payment of $1.5 million remaining, which is due on March 31, 1997.

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

  Risks Associated with International Operations. The Company intends to expand its international sales activity as part of its business strategy. To accomplish such expansion, the Company must establish additional foreign operations and hire additional personnel, requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition or results of operations. The Company's international sales are primarily denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

  Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's annual and quarterly operating results may vary significantly, depending on factors such as the timing, size and nature of licensing transactions and new product introductions by the

Company or its competitors. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to the Company's Consolidated Financial Statements and the accompanying financial statements and notes which are filed as part of this Form 10-K following the signature page and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this Item 11 is set forth in the Proxy Statement under the headings "Compensation of Executive Officers," "Director Compensation" and "Compensation Committee Interlocks and Insider
Participation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item 12 is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item 13 is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents Filed as a Part of this Form 10-K:

    1. Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

    2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K:

  No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SS&C TECHNOLOGIES, INC.

                                          By:     /s/ William C. Stone
                                            ___________________________________
                                                     William C. Stone
                                            President, Chief Executive Officer
                                               and Chairman of the Board of
                                                         Directors

Date: March 31, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ William C. Stone           President, Chief Executive
____________________________________  Officer and Chairman of the
          William C. Stone            Board of Directors
                                      (Principal Executive
                                      Officer)

      /s/ John S. Wieczorek          Vice President, Chief
____________________________________  Financial Officer and
         John S. Wieczorek            Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

       /s/ Peter L. Bloom            Director
____________________________________
           Peter L. Bloom

                                     Director
____________________________________
          Shane A. Chalke

     /s/ David W. Clark, Jr.         Director                        March 31, 1997
____________________________________
        David W. Clark, Jr.

       /s/ John B. Clinton           Director
____________________________________
          John B. Clinton

      /s/ Joseph H. Fisher           Director
____________________________________
          Joseph H. Fisher

       /s/ William E. Ford           Director
____________________________________
          William E. Ford

      /s/ William W. Wyman           Director
____________________________________
          William W. Wyman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            SS&C TECHNOLOGIES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.......................................... F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1995 and 1996............. F-3
  Consolidated Statements of Operations for the years ended
   December 31, 1994, 1995 and 1996........................................ F-4
  Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1994, 1995 and 1996............................ F-5
  Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, 1995 and 1996........................................ F-6
  Notes to Consolidated Financial Statements............................... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SS&C Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SS&C Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SS&C Technologies, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                       COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 10, 1997

                            SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1996
                                                       -----------  -----------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................  $ 1,584,659  $36,091,405
 Investments in marketable securities................          --    15,579,873
 Accounts receivable, net of allowance for doubtful
  accounts of $486,764 and $1,128,591, respectively..    5,325,182    8,434,156
 Unbilled accounts receivable, net of allowance for
  doubtful accounts of $0 and $300,000, respectively.    5,201,390    3,455,369
 Prepaid expenses and other current assets...........      604,634      885,157
 Refundable income taxes.............................          --       353,529
 Deferred income taxes...............................      261,724      703,740
                                                       -----------  -----------
 Total current assets................................   12,977,589   65,503,229
                                                       -----------  -----------
Property and equipment:
 Land................................................      105,840      105,840
 Building and leasehold improvements.................    1,159,988    1,224,961
 Equipment, furniture and fixtures...................    2,700,789    4,070,473
                                                       -----------  -----------
                                                         3,966,617    5,401,274
 Less accumulated depreciation.......................   (1,398,578)  (2,274,784)
                                                       -----------  -----------
  Net property and equipment.........................    2,568,039    3,126,490
                                                       -----------  -----------
Unbilled accounts receivable-related party (Note 11).          --       630,000
Unbilled accounts receivable.........................          --     1,386,750
Deferred income taxes................................    3,061,182    3,229,771
Restricted cash equivalents..........................      505,000      505,000
Goodwill, net of accumulated amortization of $270,588
 and $631,370, respectively (Notes 2 and 10).........    1,533,329    1,172,547
Intangible and other assets, net of accumulated
 amortization of $524,455 and $1,018,194,
 respectively (Notes 2 and 10).......................    1,161,410      732,258
                                                       -----------  -----------
 Total assets........................................  $21,806,549  $76,286,045
                                                       ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt-related party
  (Note 3)...........................................  $ 1,288,154  $ 1,390,047
 Current portion of long-term debt-other (Note 3)....          --       450,000
 Accounts payable....................................      387,082      475,724
 Accrued expenses....................................    2,053,413    2,526,223
 Deferred licensing and professional services
  revenues...........................................    1,330,563    1,211,739
 Deferred maintenance revenues.......................    4,294,942    5,878,538
 Accrued income taxes................................      368,909          --
                                                       -----------  -----------
 Total current liabilities...........................    9,723,063   11,932,271
Long-term debt (Note 3)
 Related party.......................................    1,390,047          --
 Other...............................................      450,000          --
                                                       -----------  -----------
 Total liabilities...................................   11,563,110   11,932,271
                                                       -----------  -----------
Series A, redeemable convertible preferred stock,
 $0.20 par value (liquidation preference of
 $750,000), 24,750 and no shares authorized, issued
 and outstanding (Notes 3 and 4).....................      750,000          --
                                                       -----------  -----------
Commitments (Notes 6 and 7)
Stockholders' equity: (Note 4)
 Preferred stock, $0.01 par value; 1,000,000 shares
  authorized, no shares issued or outstanding........          --           --
 Series B, convertible preferred stock, $0.20 par
  value (liquidation preference of $7,000,000),
  152,778 and no shares authorized, issued and
  outstanding, respectively..........................       30,556          --
 Series C, convertible preferred stock, $0.20 par
  value (liquidation preference of $7,368,770),
  155,132 and no shares authorized, issued and
  outstanding, respectively..........................       31,026          --
 Common stock, $0.01 par value, 25,000,000 shares
  authorized; 7,118,500 and 13,738,142 shares issued,
  respectively; 5,767,570 and 12,387,212 shares
  outstanding, respectively..........................       71,185      137,381
 Additional paid-in capital..........................   15,215,544   69,597,948
 Accumulated deficit.................................   (3,449,800)  (2,976,483)
                                                       -----------  -----------
                                                        11,898,511   66,758,846
 Less treasury stock, 1,350,930 common shares, at
  cost...............................................   (2,405,072)  (2,405,072)
                                                       -----------  -----------
 Total stockholders' equity..........................    9,493,439   64,353,774
                                                       -----------  -----------
 Total liabilities and stockholders' equity..........  $21,806,549  $76,286,045
                                                       ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                            SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1994        1995         1996
                                          ----------  -----------  -----------
Revenues:
  Software licenses...................... $5,146,215  $10,646,908  $13,824,372
  Maintenance............................  2,030,144    4,054,939    6,209,030
  Professional services..................  2,091,704    4,100,209    6,373,974
                                          ----------  -----------  -----------
    Total revenues.......................  9,268,063   18,802,056   26,407,376
                                          ----------  -----------  -----------
Cost of revenues:
  Software licenses......................    152,566      454,257      589,590
  Maintenance............................    898,487    1,045,499    2,000,097
  Professional services..................  1,181,585    3,799,972    4,429,843
                                          ----------  -----------  -----------
    Total cost of revenues...............  2,232,638    5,299,728    7,019,530
                                          ----------  -----------  -----------
Gross profit.............................  7,035,425   13,502,328   19,387,846
                                          ----------  -----------  -----------
Operating expenses:
  Selling and marketing..................  2,692,892    5,242,372    8,505,620
  Research and development...............  1,742,956    5,253,748    6,494,052
  General and administrative.............  1,044,066    2,514,776    4,611,488
  Write-off of purchased in-process re-
   search and development................        --     7,888,886          --
                                          ----------  -----------  -----------
    Total operating expenses.............  5,479,914   20,899,782   19,611,160
                                          ----------  -----------  -----------
Operating income (loss)..................  1,555,511   (7,397,454)    (223,314)
                                          ----------  -----------  -----------
Interest income (expense), net...........    (11,755)      24,546      971,918
Other income (Note 3)....................        --           --       138,476
                                          ----------  -----------  -----------
Income (loss) before income taxes........  1,543,756   (7,372,908)     887,080
Provision (benefit) for income taxes
 (Note 5)................................    660,882   (3,024,210)     413,763
                                          ----------  -----------  -----------
Net income (loss)........................ $  882,874  $(4,348,698) $   473,317
                                          ==========  ===========  ===========
Net income (loss) per common and common
 equivalent share (Note 2)............... $     0.13  $     (0.72) $      0.04
                                          ==========  ===========  ===========
Weighted average number of common and
 common equivalent shares outstanding
 (Note 2)................................  6,989,535    6,011,950   11,820,007
                                          ==========  ===========  ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                  SERIES B CONVERTIBLE    SERIES C CONVERTIBLE
                     PREFERRED STOCK         PREFERRED STOCK         COMMON STOCK
                  ----------------------  ----------------------  -------------------
                    NUMBER                  NUMBER                  NUMBER            ADDITIONAL   RETAINED EARNINGS
                      OF                      OF                      OF                PAID-IN      (ACCUMULATED
                    SHARES      AMOUNT      SHARES      AMOUNT      SHARES    AMOUNT    CAPITAL        DEFICIT)
                  ----------  ----------  ----------  ----------  ---------- -------- -----------  -----------------
Balance, at
December 31,
1993.............        --   $      --          --   $      --    5,578,500 $ 55,785 $   805,151     $    16,024
 Purchase of
 treasury stock..        --          --          --          --          --       --          --              --
 Issuance of
 Series B
 convertible
 preferred stock.    152,778      30,556         --          --          --       --    6,008,946             --
 Purchase of
 redeemable
 common stock....        --          --          --          --      500,000    5,000       5,000             --
 Exercise of
 options.........        --          --          --          --       80,000      800       5,760             --
 Purchase of
 warrants........        --          --          --          --          --       --     (290,000)            --
 Net income......        --          --          --          --          --       --          --          882,874
                  ----------  ----------  ----------  ----------  ---------- -------- -----------     -----------
Balance, at
December 31,
1994.............    152,778      30,556         --          --    6,158,500   61,585   6,534,857         898,898
 Issuance of
 Series C
 convertible
 preferred stock.        --          --      155,132      31,026         --       --    7,284,687             --
 Exercise of
 options.........        --          --          --          --       60,000      600       4,000             --
 Issuance of
 common stock....        --          --          --          --      900,000    9,000   1,392,000             --
 Net loss........        --          --          --          --          --       --          --       (4,348,698)
                  ----------  ----------  ----------  ----------  ---------- -------- -----------     -----------
Balance, at
December 31,
1995.............    152,778      30,556     155,132      31,026   7,118,500   71,185  15,215,544      (3,449,800)
 Exercise of
 options.........        --          --          --          --      266,792    2,668     834,303             --
 Conversion of
 Series B and C
 preferred stock
 to common stock.   (152,778)    (30,556)   (155,132)    (31,026)  3,079,100   30,791      30,791             --
 Conversion of
 Series A
 preferred stock
 to common stock.        --          --          --          --      247,500    2,475     747,525             --
 Issuance of
 common stock....        --          --          --          --    3,026,250   30,262  52,609,028             --
 Income tax
 benefit related
 to exercise of
 stock options...        --          --          --          --          --       --      160,757             --
 Net income......        --          --          --          --          --       --          --          473,317
                  ----------  ----------  ----------  ----------  ---------- -------- -----------     -----------
Balance, at
December 31,
1996.............        --   $      --          --   $      --   13,738,142 $137,381 $69,597,948     $(2,976,483)
                  ==========  ==========  ==========  ==========  ========== ======== ===========     ===========
                     TREASURY STOCK
                  ----------------------
                   NUMBER                    TOTAL
                     OF                  STOCKHOLDERS'
                   SHARES      COST         EQUITY
                  --------- ------------ -------------
Balance, at
December 31,
1993.............   788,950 $  (104,128)  $   772,832
 Purchase of
 treasury stock..    61,980     (50,944)      (50,944)
 Issuance of
 Series B
 convertible
 preferred stock.       --          --      6,039,502
 Purchase of
 redeemable
 common stock....   500,000  (2,250,000)   (2,240,000)
 Exercise of
 options.........       --          --          6,560
 Purchase of
 warrants........       --          --       (290,000)
 Net income......       --          --        882,874
                  --------- ------------ -------------
Balance, at
December 31,
1994............. 1,350,930  (2,405,072)    5,120,824
 Issuance of
 Series C
 convertible
 preferred stock.       --          --      7,315,713
 Exercise of
 options.........       --          --          4,600
 Issuance of
 common stock....       --          --      1,401,000
 Net loss........       --          --     (4,348,698)
                  --------- ------------ -------------
Balance, at
December 31,
1995............. 1,350,930  (2,405,072)    9,493,439
 Exercise of
 options.........       --          --        836,971
 Conversion of
 Series B and C
 preferred stock
 to common stock.       --          --            --
 Conversion of
 Series A
 preferred stock
 to common stock.       --          --        750,000
 Issuance of
 common stock....       --          --     52,639,290
 Income tax
 benefit related
 to exercise of
 stock options...       --          --        160,757
 Net income......       --          --        473,317
                  --------- ------------ -------------
Balance, at
December 31,
1996............. 1,350,930 $(2,405,072)  $64,353,774
                  ========= ============ =============


   The accompanying notes are an integral part of the consolidated financial statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1994         1995          1996
                                         -----------  -----------  ------------
Cash flows from operating activities:
 Net income (loss).....................  $   882,874  $(4,348,698) $    473,317
                                         -----------  -----------  ------------
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization........      372,202    1,229,853     1,780,727
  Deferred income taxes................      172,300   (3,615,006)     (610,605)
  Income tax benefit related to
   exercise of stock options...........          --           --        160,757
  Purchased in-process research and
   development.........................          --     7,888,886           --
  Non-cash license revenue.............     (180,000)         --            --
  Provision for doubtful accounts......      324,880      497,663     1,010,464
  Changes in operating assets and
   liabilities, excluding effects from
   acquisition:
   Accounts receivable.................   (1,707,880)  (1,307,853)   (3,819,438)
   Unbilled accounts receivable........   (1,066,483)  (3,357,029)     (570,729)
   Prepaid and other current assets....      (70,616)    (372,531)     (280,523)
   Refundable/accrued income taxes.....      440,638      (12,107)     (722,438)
   Accounts payable....................      147,212      (98,154)       88,642
   Accrued expenses....................      156,244     (165,626)      472,810
   Deferred licensing and professional
    services revenues..................      881,648     (172,700)     (118,824)
   Deferred maintenance revenues.......      760,283    1,889,381     1,583,596
                                         -----------  -----------  ------------
    Total adjustments..................      230,428    2,404,777    (1,025,561)
                                         -----------  -----------  ------------
 Net cash provided by (used in)
  operating activities.................    1,113,302   (1,943,921)     (552,244)
                                         -----------  -----------  ------------
Cash flows from investing activities:
 Additions to property and equipment...     (484,305)    (850,919)   (1,434,657)
 Acquisition of Chalke, net of cash
  received (Note 10)...................          --    (7,426,126)          --
 Additions to capitalized software.....          --           --       (114,587)
 Purchase of intangible assets.........     (210,000)         --            --
 Investments in marketable securities,
  net..................................          --           --    (15,579,873)
                                         -----------  -----------  ------------
 Net cash used in investing activities.     (694,305)  (8,277,045)  (17,129,117)
                                         -----------  -----------  ------------
Cash flows from financing activities:
 Repayment of debt.....................   (2,267,852)         --     (1,288,154)
 Purchase of treasury stock............   (2,300,944)         --            --
 Issuance of convertible preferred
  stock................................    6,039,502    7,315,713           --
 Issuance of common stock..............          --     1,401,000    52,639,290
 Exercise of options...................        6,560        4,600       836,971
 Purchase of warrants..................     (290,000)         --            --
 Transfer of cash to restricted cash
  equivalents..........................     (505,000)         --            --
                                         -----------  -----------  ------------
 Net cash provided by financing
  activities...........................      682,266    8,721,313    52,188,107
                                         -----------  -----------  ------------
Net increase (decrease) in cash and
 cash equivalents......................    1,101,263   (1,499,653)   34,506,746
Cash and cash equivalents, at beginning
 of year...............................    1,983,049    3,084,312     1,584,659
                                         -----------  -----------  ------------
Cash and cash equivalents, at end of
 year..................................  $ 3,084,312  $ 1,584,659  $ 36,091,405
                                         ===========  ===========  ============
Supplemental disclosure of cash flow
 information:
 Cash paid for:
  Interest.............................  $   176,658  $       --   $    211,846
  Income taxes.........................       82,763      616,128     1,586,047

Supplemental disclosure of non-cash investing activities:
 As more fully disclosed in Note 10, effective March 31, 1995, the Company purchased all of the assets of Chalke Incorporated for $12,702,964.
 As more fully described in Note 10, effective in August 1994, the Company acquired packaged software and other assets in the amount of $840,000.

   The accompanying notes are an integral part of the consolidated financial statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

  SS&C Technologies, Inc. and Subsidiaries ("SS&C" or the "Company") (formerly named Securities Software & Consulting, Inc.) is a leading provider of client/server-based software solutions, and related consulting services, designed to improve the efficiency and effectiveness of a broad range of organizations in the financial services industry. The Company has developed a family of software products that provides a full-range of mission-critical information management and analysis, accounting, reporting and compliance tools to help high-level investment professionals make informed real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products are focused on improving the effectiveness of decision making through open, fully integrated access to the quantitative analysis of transactions-based data, allowing investment professionals to manage and analyze large amounts of data in the aggregate and in detail on a timely basis.

  The Company operates in one business segment and currently derives substantially all of its revenue from the licensing of its CAMRA, PTS and FILMS applications software to the financial services industry and the provision of related maintenance, consulting and training services in the areas of investments, investment accounting and software development. The Company expects that the licensing of these products and the related services will account for a substantial portion of its revenues in the future. The Company's clients include a range of organizations that manage investment portfolios, including asset managers, insurance companies, banks, mutual funds, public and private pension funds, hedge funds, corporate treasuries and government agencies. The success of many of the Company's clients is intrinsically linked to the health of the financial markets. Demand for its products could be affected by fluctuations or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SS&C S.A.R.L., SS&C Ventures, Inc., Securities Software & Consulting, Limited and SS&C Pacific, Inc. All intercompany activity has been eliminated in preparing the consolidated financial statements.

 Revenue Recognition

  The Company recognizes revenues in accordance with the Statement of Position on software revenue recognition issued by the American Institute of Certified Public Accountants.

  The Company licenses the right to use its software products to customers under perpetual license agreements. The Company generally recognizes license revenues on delivery of the software to the customer provided that collection of the resulting receivable is considered probable, unless the Company has significant future obligations remaining under the license agreement or there is significant uncertainty about customer acceptance. If there are significant future obligations or uncertainty about customer acceptance, revenue is recognized when such obligations are satisfied and any uncertainty about acceptance becomes insignificant.

  The Company occasionally enters into license agreements requiring significant customization of the Company's software. These agreements are accounted for by the Company on a percentage of completion basis. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES development man hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract by contract basis, and are made in the period in which such losses are first estimated or determined.

  The Company's software license agreements include a short-term, generally 90-day, warranty period that the Company does not consider a cancellation privilege.

  The Company records accounts receivable and related deferred revenues upon the execution of contracts for license and licensed lease agreements and upon billing for maintenance agreements. Revenues from maintenance agreements are recognized ratably over the term of the agreement. Unbilled accounts receivable principally reflect revenues recognized pursuant to license agreements for which milestone amounts are not contractually billable. Unbilled accounts receivable, including those related to lease agreements, which are not contractually billable in one year have been classified as noncurrent.

  Professional services revenues include consulting and training provided to customers, generally on a time and materials basis. Professional services revenues are recognized as the services are performed.

  The Company records an allowance for doubtful accounts based on individual customer analyses. Write-offs of accounts receivable were $309,328, $34,432 and $68,637 for the years ended December 31, 1994, 1995 and 1996, respectively.

 Research and Development

  Research and development costs associated with computer software are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Capitalized software costs of $114,587 are included in the December 31, 1996 balance sheet under "intangible and other assets." There were no capitalized software costs as of December 31, 1995.

  The Company's policy is to amortize these costs upon a product's general release to the customer. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures.

 Cash and Cash Equivalents and Marketable Securities

  The Company considers all highly liquid debt instruments with original maturities of three months or less at date of acquisition to be cash equivalents. Debt securities with original maturities of more than three months at date of acquisition are classified as marketable securities. All marketable securities mature within 12 months and are classified as current assets. The Company classifies its entire investment portfolio of $50,886,857 at December 31, 1996, consisting of debt securities issued by state and local governments of the United States, as available for sale securities. With the cost of the debt securities approximating the fair market value of the securities, no unrealized gain or loss has been recognized. The Company did not have any material realized gains or losses during 1995 and 1996.

 Restricted Cash Equivalents

  The Company has a letter of credit agreement with a U.S. bank for $505,000 in connection with the purchase of the main-frame based investment accounting line of business of an unrelated entity. The purchase agreement requires the Company to maintain an irrevocable letter of credit until the debt is paid in full. In

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES accordance with the terms of the letter of credit agreement, the Company has a $505,000 certificate of deposit with the bank which is restricted to serve as collateral for the letter of credit. The letter of credit was released in January 1997 upon the settlement of the debt (see Note 3).

 Property and Equipment

  Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

         DESCRIPTION
         -----------
         Building............................. 31.5 years
         Equipment............................ 3-5 years
         Furniture and fixtures............... 7-10 years
         Leasehold improvements............... shorter of lease
                                               term or estimated
                                               useful life

  Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in operations.

 Goodwill and Intangible Assets

  Goodwill, which is entirely associated with the Company's Chalke acquisition described in Note 10, is being amortized on a straight-line basis over its estimated life of five years. The carrying amount of goodwill is evaluated for future recoverability on a periodic basis, relying on a number of factors, including the estimated life of the customer base under the annual maintenance agreements, the Chalke division's operating results, business plans, budgets and economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles and changes in management's market emphasis. Amortization expense associated with goodwill was $270,588 and $360,782 for the years ended December 31, 1995 and 1996, respectively.

  Other intangible assets, excluding complete technology, are being amortized on a straight-line basis over their estimated lives of two to three years. Complete technology is amortized over approximately six years based on the ratio that current gross revenues of the product bear to the total of current and anticipated future gross revenues of the product.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade receivables. The Company invests its cash in deposits with commercial banks or in municipal bond and bond funds with a broker/dealer. Concentrations of credit risk, with respect to trade receivables, are limited due to the large number of customers comprising the Company's customer base and their dispersion across many geographies. As of December 31, 1995 and 1996, the Company had no significant concentrations of credit risk.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, an asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that have already been recognized in its financial statements and tax returns. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

 Net Income (Loss) per Common and Common Equivalent Share

  Net income (loss) per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after certain adjustments described below. The computation of net income (loss) per common and common equivalent share is based on net income (loss) divided by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to all stock splits. Common equivalent shares comprise stock options and warrants using the treasury stock method. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares, issued at prices below the anticipated public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the anticipated initial public offering price). In addition, all preferred stock is considered to be a common stock equivalent based on its terms and conditions except that in 1995 preferred stock is excluded as the effect of inclusion would be antidilutive.

  The supplemental pro forma net income (loss) per common share is computed in the same manner as historical net income (loss) per common share except that all outstanding shares of preferred stock, which were converted into common stock upon the closing of the initial public offering, were treated as having been converted into common stock at the date of original issuance.

  On a supplemental pro forma basis, net income per common share is the same as historical net income per common share in 1994 and 1996, and net loss per common share on a supplemental pro forma basis in 1995 was $.49 based on 8,911,248 weighted average common and common equivalent shares outstanding.

  Fully diluted net income per share is not presented as it is the same as the amounts disclosed in historical net income per share for the year ended December 31, 1994, and was antidilutive for the years ended December 31, 1995 and 1996.

 Accounting Standards

  SFAS No. 128, "Earnings Per Share", must be adopted in 1997. The standard requires the replacement of the current primary earnings per share presentation with a basic earnings per share presentation. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The standard also requires companies with complex capital stock structures to disclose diluted earnings per share and, among other things, a reconciliation of the numerator and denominator for purposes of the calculation. Management has not made a determination of the impact the adoption of SFAS No. 128 would have on the financial statements.

3. DEBT AND REDEEMABLE PREFERRED STOCK, SERIES A:

  Long-term debt consists of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1996
                                                      -----------  -----------
7.91% note payable, due to a related party in two
 equal annual installments of principal and interest
 of $1,500,000 on March 31, 1996 and 1997...........  $ 2,678,201  $ 1,390,047
6.81% note payable, due August 31, 1999.............      450,000      450,000
                                                      -----------  -----------
Total long-term debt................................    3,128,201    1,840,047
Less current portion-related party..................   (1,288,154)  (1,390,047)
Less current portion-other..........................          --      (450,000)
                                                      -----------  -----------
Long-term debt......................................  $ 1,840,047  $       --
                                                      ===========  ===========

  The 7.91% note payable to a related party was issued in connection with the Company's acquisition of the assets and operations of Chalke Incorporated ("Chalke") (see Note 10). The term of the promissory note dated

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

March 31, 1995 is for repayment in two equal installments of $1,500,000 on March 31, 1996 and March 31, 1997. The promissory note includes interest accruing annually from March 31, 1995 at the applicable federal rate. The applicable rate at March 31, 1995 was 7.91%. The present value of the $3,000,000 two-year loan at 7.91% is $2,678,201. Interest expense for the years ended December 31, 1995 and 1996 was $158,884 and $135,179, respectively. Interest payable as of December 31, 1995 and 1996 was $158,884 and $82,465, respectively.

  The 6.81% note payable was issued in connection with the Company's acquisition of packaged software and related assets (see Note 10). The note was issued at $505,000 and requires the Company to make periodic payments on the debt based upon specific percentages of revenues collected by the Company related to customers utilizing the acquired product. The payments are based upon 10% of maintenance fees collected through December 31, 1996, 5% of conversion fees collected through June 30, 1997 and 15% of all license fees collected. In connection with the outstanding note payable of $450,000 and invoices and accrued interest of $138,476, a settlement was reached in December 1996 whereby the Company would pay $450,000 in total for all of the outstanding obligations. The payment was made in January 1997. The balance of $138,476 is included in other income on the accompanying statement of operations.

  Notes payable to a related party in the aggregate of $1,000,000 at 9% were repaid in full on January 31, 1994 and April 29, 1994. In connection with this borrowing in 1990, the Company issued warrants, with no assigned value, to purchase 600,000 shares of common stock at $2.00 per share. On March 31, 1995, the warrantholder exercised all 600,000 warrants at a discounted price of $1.67 per share. The discounted price was negotiated to induce the related party to exercise its warrants prior to the September 24, 1997 expiration date in order for the Company to obtain the proceeds to assist in the financing of the Chalke acquisition.

  An 11% note payable to a related party of $500,000 was repaid in full on December 14, 1994. In connection with this borrowing in 1990, the Company issued warrants, with no assigned value, to purchase 400,000 shares of common stock at $1.60 per share. In September 1994, the warrantholder surrendered the right to purchase 100,000 shares of common stock for consideration of $2.90 per share. On March 31, 1995, the warrantholder exercised the remaining 300,000 warrants at a discounted price of $1.33 per share. The discounted price was negotiated to induce the related party to exercise its warrants prior to the September 24, 1997 expiration date in order for the Company to obtain the proceeds to assist in the financing of the Chalke acquisition.

  In connection with the note agreements referred to above, the 9% noteholders entered into a stock purchase agreement with the Company under which the noteholders purchased 500,000 shares of redeemable common stock for $750,000 and 15,000 shares of Series A redeemable convertible preferred stock for $750,000.

  In connection with the issuance of the convertible preferred stock, Series B in September 1994, the following transactions were completed:

  . The number of Series A redeemable convertible preferred stock shares authorized and owned by the 9% noteholders was changed to 24,750 to maintain the preferred stockholders' conversion rights and the par value was changed to $0.20 per share from $1.00 per share;

  . The liquidation value per share was changed to maintain the preferred stockholders' aggregate liquidation value;

  . The conversion ratio of the Series A, redeemable convertible preferred stock was changed to a rate of one share of preferred stock for one share of common stock; and

  . The Company purchased the 500,000 shares of redeemable common stock held by the 9% noteholders at $4.50 per share.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Series A redeemable convertible preferred stock was converted into Common Stock upon the closing of the Company's initial public offering (see
Note 4).

4. CAPITAL STOCK:

  During 1994, the Company authorized the issuance of 152,778 shares of a new series of preferred stock, Series B convertible preferred stock (the "Series B stock"). On September 20, 1994, the Company entered into a stock purchase agreement in which it issued 152,778 shares of Series B stock at $40.00 per share, before costs of the transaction.

  In connection with the issuance of the Series B stock, the Company repurchased 100,000 warrants to purchase common stock and redeemed 500,000 shares of redeemable common stock (see Note 3). The warrants were repurchased at $4.50 per warrant less their $1.60 exercise price and the redeemable common stock was redeemed at $4.50 per share. Additionally, the Company repurchased 8,980 shares of common stock owned by employees at $4.50 per share and repurchased options to purchase 28,000 shares of common stock from employees at $4.50 per share. At the time of issuance of the Series B stock, the authorized shares of common stock were increased from 8,850,000 to 10,224,720.

  During 1995, the Company authorized the issuance of 155,132 shares of a new series of preferred stock, Series C convertible preferred stock (the "Series C stock"). On March 31, 1995 and April 13, 1995, the Company entered into stock purchase agreements in which it issued the 155,132 shares of Series C stock at $47.50 per share, before transaction costs.

  In connection with the issuance of the Series C stock, holders of outstanding warrants exercised their rights to purchase 900,000 shares of common stock for $1,401,000. At the time of issuance of the Series C stock, the authorized shares of common stock were increased from 10,224,720 to 11,673,400. At December 31, 1995, 3,326,600 shares of the common stock were reserved for issuance upon the conversion of the Series A, Series B and Series C stock. At December 31, 1995 and 1996, 2,860,000 and 2,919,708 shares, respectively, were reserved for the stock option plans.

  On April 25, 1996, the Company reincorporated in the State of Delaware and exchanged each outstanding share of common stock for ten shares of common stock, $.01 par value, and exchanged each outstanding share of preferred stock Series A, Series B, and Series C for one share of preferred stock Series A, Series B and Series C, respectively. Holders of outstanding options were entitled, upon exercise, to purchase ten times the number of common stock shares provided in each option, at an exercise price per share of one-tenth the price per share provided in the option. The outstanding preferred stock was converted into ten shares of common stock for each share of preferred stock. The Company authorized a total of 25,000,000 shares of common stock, $.01 par value, and a total of 1,000,000 shares of preferred stock, $.01 par value. The outstanding Series A, Series B and Series C preferred stock was subsequently converted into common stock on June 5, 1996, the closing date of the Company's initial public offering. As of December 31, 1996 there was no preferred stock outstanding.

  The Company consummated an initial public offering of 3,750,000 shares of common stock on June 5, 1996, of which 723,750 shares were sold by selling stockholders. The Company received proceeds from the offering of approximately $52,639,000, net of underwriting discounts and commissions and offering expenses payable by the Company.

  All shares, warrants, options and par values have been restated in the financial statements and footnotes to reflect the effects of the split of the Company's common stock.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

5. INCOME TAXES:

  The income tax provision (benefit) for the years ended December 31, 1994, 1995 and 1996 consist of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1994      1995        1996
                                                -------- -----------  ---------
   Current:
     Federal................................... $428,989 $   434,005  $ 735,224
     State.....................................   59,593     156,791    202,347
   Deferred:
     Federal...................................  135,200  (2,756,736)  (427,047)
     State.....................................   37,100    (858,270)   (96,761)
                                                -------- -----------  ---------
       Total................................... $660,882 $(3,024,210) $ 413,763
                                                ======== ===========  =========

  The effective tax rates were 42.8%, (41.0)%, and 46.6% for the years ended December 31, 1994, 1995 and 1996, respectively, and are reconciled from the expected tax expense (benefit) (the expected tax expense (benefit) is computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1994      1995        1996
                                               -------- -----------  ---------
Computed "expected" tax expense (benefit)..... $524,877 $(2,506,789) $ 301,607
Increase (decrease) in income taxes resulting
 from:
  State income taxes (net of Federal income
   tax benefit)...............................   63,817    (459,016)    69,687
  Tax exempt interest income..................      --          --    (326,927)
  Tax effects of foreign operations ..........      --          --     305,763
  Meals and entertainment.....................   14,830      38,137     61,289
  Other.......................................   57,358     (96,542)     2,344
                                               -------- -----------  ---------
Income tax expense (benefit).................. $660,882 $(3,024,210) $ 413,763
                                               ======== ===========  =========

  The components of the net deferred tax asset at December 31, 1995 and 1996 are as follows:

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1995        1996
                                                         ----------  ----------
      Deferred tax assets............................... $4,279,920  $4,706,942
      Deferred tax liabilities..........................   (957,014)   (773,431)
                                                         ----------  ----------
        Net deferred tax asset.......................... $3,322,906  $3,933,511
                                                         ==========  ==========

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  The components of deferred income taxes at December 31, 1995 and 1996 are as follows:

                                               DECEMBER 31,
                           -----------------------------------------------------
                                      1995                       1996
                           -------------------------- --------------------------
                            DEFERRED     DEFERRED      DEFERRED     DEFERRED
                           TAX ASSETS TAX LIABILITIES TAX ASSETS TAX LIABILITIES
                           ---------- --------------- ---------- ---------------
Purchased in-process re-
 search and development..  $3,063,260    $    --      $2,922,354    $    --
Accounting method
 change--cash to accrual.         --      925,877            --      609,041
Accounting method
 change--advance pay-
 ments...................     641,385         --         587,733         --
Deferred revenues........     137,744         --             --          --
Acquired technology......     133,202      31,137        335,529         --
Accrued expenses.........     149,049         --         352,494     118,631
Accounts receivable......     106,125         --         470,984         --
Other....................      49,155         --          37,848      45,759
                           ----------    --------     ----------    --------
  Total..................  $4,279,920    $957,014     $4,706,942    $773,431
                           ==========    ========     ==========    ========

6. LEASES

  The Company is obligated under noncancelable operating leases for office space and office equipment. Total related expense for the years ended December 31, 1994, 1995 and 1996 was $172,130, $464,560 and $767,537, respectively.
Future minimum lease payments under these operating leases are as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
            1997..................................... $  700,444
            1998.....................................    617,889
            1999.....................................    412,279
            2000.....................................    362,107
            2001.....................................    334,829
                                                      ----------
                                                      $2,427,548
                                                      ==========

  The Company leases a portion of its building and subleases other office space to unrelated parties under noncancelable leases. The Company received rent under these leases of $17,772, $19,440 and $54,396 for the years ended December 31, 1994, 1995 and 1996, respectively. Minimum future lease receipts under these leases are as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
            1997....................................... $ 75,576
            1998.......................................   74,016
            1999.......................................   29,220
                                                        --------
                                                        $178,812
                                                        ========

7. LICENSE AND ROYALTY AGREEMENTS:

  During 1994 and 1995, the Company was a party to two license and royalty agreements as a result of the joint development of software products. One of these agreements was with a related party. The related party development partner was paid a 3% royalty based on a percentage of license fee revenues collected related to the Company's CAMRA and FILMS products. The second agreement called for royalty payments of 3% on a

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES certain module until $22,000 had been paid. The total royalty expense included in the cost of software licensing revenues under these agreements of $105,890 and $186,914 for the years ended December 31, 1994 and 1995, respectively, includes $98,925 and $165,835, respectively, to a related party. As more fully described in Note 11, on January 27, 1996, the Company licensed its CAMRA and FILMS applications software and certain other programs to the related party pursuant to a software license agreement. Under the terms of this agreement, all outstanding accounts receivable and accounts payable between the parties as of January 27, 1996 were forgiven, including amounts payable by the Company under certain royalty agreements. The agreement also terminated the requirement for the Company to pay royalties to the related party in the future. The second agreement was paid in full during 1996. The Company has no future obligations under royalty agreements related to CAMRA and FILMS products.

  The Company also has non-exclusive rights, acquired by the Company in the Chalke acquisition, to integrate software into certain Company products. Under the terms of the agreement, the licensor of the software is paid minimum monthly royalties and additional royalties based on a percentage of the related license fee revenues collected. These payments range between 20% and 43% of sales of the related software products. The Company also entered into an agreement in 1996 which allows the Company to integrate software into a certain Company product. Under this agreement, the licensor is paid $1,500 for the first 200 clients that purchase the Company's product containing this software and a maintenance agreement for that product. The fee is reduced to $1,000 per client for each client thereafter. The Company is obligated to pay on a cumulative basis at least $25,000 per quarter. The total royalty expense under these agreements for the years ended December 31, 1995 and 1996 was $331,572 and $451,821, respectively.

8. DEFINED CONTRIBUTION PLANS:

  On January 1, 1992, the Company established its 401(k) Profit Sharing Plan and Trust (the "Plan"). The Plan covers substantially all employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 15% of his or her salary, subject to certain limitations. The Plan provides for a Company match of employees' contributions in an amount equal to 50% of an employee's contributions up to $1,000, in addition to discretionary contributions as determined by the Board of Directors.

  In connection with the acquisition of Chalke on March 31, 1995, the Company assumed the pre-existing deferred compensation plan for Chalke employees, which was established in January 1993. Under the plan, each eligible employee may elect to contribute to the plan up to 20% of his or her salary, subject to certain limitations.

  During the years ended December 31, 1994, 1995 and 1996, the Company incurred $26,691, $73,440 and $74,045, respectively, of expense related to these plans.

9. STOCK OPTION AND PURCHASE PLANS:

  During 1993, the Board of Directors approved an employee stock option plan ("1993 Plan") which was in place through December 1994 and reserved 1,000,000 shares of common stock for issuance under this plan. During 1994, the Board of Directors approved a new plan ("1994 Plan"), effective January 1, 1995, for which 1,000,000 shares of common stock were reserved. The 1994 Plan was amended in October 1995 and April 1996 to reserve additional shares of common stock for issuance under the plan, bringing the total shares of common stock reserved for issuance to 3,000,000. Options issued under the 1993 Plan remain under the terms of that plan. There were options to purchase 128,000 shares of common stock outstanding under the 1993 Plan at December 31, 1996. No new options will be granted under this plan. Options under the 1993 Plan are fully vested and expire in 1998. Generally, options outstanding under the 1994 Plan vest ratably over three, four or five years and expire ten years subsequent to the grant. There were options to purchase 1,146,208 shares of common stock outstanding under the 1994 Plan at December 31, 1996 and 1,587,000 shares available for option grants.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  The purchase price of the shares subject to each option granted will not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options granted prior to the issuance of the Series B preferred stock are exercisable for five years from the date of grant. Options issued subsequent to the Series B preferred stock have vesting periods of three to five years from the date of grant. As of December 31, 1996, options to purchase 128,000 and 353,916 shares of common stock were then exercisable under the 1993 Plan and 1994 Plan, respectively. As of December 31, 1995, options to purchase 186,500 and 77,250 shares of common stock were then exercisable under the 1993 Plan and 1994 Plan, respectively.

  The following table summarizes stock option transactions for the years ended December 31, 1994, 1995 and 1996.

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              SHARES     PRICE
                                                              ------    --------
Outstanding at December 31, 1993............................   410,000   $0.07
  Granted...................................................   328,000    3.65
  Canceled..................................................       --      --
  Exercised.................................................   (80,000)   0.08
  Redeemed..................................................   (28,000)   0.07
                                                             ---------   -----
Outstanding at December 31, 1994............................   630,000    1.93
  Granted................................................... 1,074,000    4.34
  Canceled..................................................  (167,500)   2.06
  Exercised.................................................   (60,000)   0.08
                                                             ---------   -----
Outstanding at December 31, 1995............................ 1,476,500    3.75
  Granted...................................................   217,000    8.31
  Canceled..................................................  (152,500)   5.13
  Exercised.................................................  (266,792)   3.14
                                                             ---------   -----
Outstanding at December 31, 1996............................ 1,274,208   $4.49
                                                             =========   =====

  The following table summarizes information about stock options outstanding at December 31, 1996:

                              OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                        -------------------------------- --------------------
                                     WEIGHTED
                                      AVERAGE   WEIGHTED             WEIGHTED
                          NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
      RANGE OF          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
      EXERCISE PRICES   AT 12/31/96    LIFE      PRICE   AT 12/31/96  PRICE
      ---------------   ----------- ----------- -------- ----------- --------
      $0.07-$0.15.....     128,000   1.6 years   $ .08     128,000    $ .08
      $4.00-$9.00.....   1,146,208   8.4 years   $4.96     353,916    $4.29

  The exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the Company's common stock on the date of grant. In reaching this determination at the time of such grants prior to the initial public offering (see Note 4), the Board considered a broad range of factors, including the illiquid nature of an investment in the Company's common stock, the Company's historical financial performance, the preferences (including liquidation) of the Company's outstanding convertible preferred stock and the Company's future prospects. Exercise prices for grants issued subsequent to the initial public offering are determined by the closing sale price of the stock on the Nasdaq National Market on the date of the grant.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  In April 1996, the Company adopted the 1996 Employee Stock Purchase Plan which permits employees of the Company to purchase shares of common stock pursuant to payroll deductions at a price equal to 85% of the fair market value of the Company's common stock on either the first or last day of the purchase period, whichever is lower. The initial purchase period is from October 1, 1996 to March 31, 1997. As of December 31, 1996, employees had deposited with the Company, through payroll deductions, $83,372 to purchase shares through the stock purchase plan at March 31, 1997. In April 1996, the Company also adopted the 1996 Director Stock Option Plan which provides for non-employee directors to receive options to purchase common stock of the Company at an exercise price equal to the fair market value of the common stock at the date of grant. The Company has reserved a total of 350,000 shares of common stock for issuance under these plans.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings per share would have been adjusted to the pro forma amounts indicated in the table below:

                                                            1995        1996
                                                         -----------  --------
Net income (loss) as reported........................... $(4,348,698) $473,317
                                                         ===========  ========
Net loss pro forma...................................... $(4,559,597) $(15,950)
                                                         ===========  ========
Net income (loss) per common and common equivalent
 share.................................................. $     (0.72) $   0.04
                                                         ===========  ========
Net loss per common and common equivalent share pro
 forma.................................................. $     (0.76) $   0.00
                                                         ===========  ========

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0%; expected volatility of 0% and 80% in 1995 and 1996, respectively; risk-free interest rate of 6.8% and 6.1% in 1995 and 1996, respectively; and expected lives of
5.5 years. The compensation cost for the stock option plans was $210,899 and $472,420 for 1995 and 1996, respectively. The weighted-average fair value of options granted using this option-pricing model in 1995 and 1996 was $1.34 and $5.87, respectively.

  The fair value of each estimated stock grant under the employee stock purchase plan is based on the price of the stock at the beginning of the offering period ($9.625 per share) using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 80%; risk-free interest rate of 5.32%; and expected lives of six months. The compensation cost for the employee stock purchase plan was $16,847 for 1996.

10. ACQUISITIONS:

  On March 31, 1995, the Company purchased substantially all of the assets and operations of Chalke for $12,702,964. The purchase has been paid in the form of cash of $7,426,126, net of cash received from Chalke and a line of credit repayment, a promissory note with a present value of $2,678,201, the assumption of liabilities of $2,598,637 and the costs of effecting the transaction.

  The Chalke acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Chalke have been included in the consolidated financial statements from the acquisition date. The purchase price was first allocated to tangible assets based on their net realizable value or fair market value on the date of the acquisition. The remaining portion of the purchase price is allocated to identified intangible assets and goodwill.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  The following summarizes the allocation of the purchase price.

      Cash.......................................................... $    49,188
      Accounts receivable...........................................   1,581,151
      Property and equipment........................................     572,137
      Complete technology...........................................     794,865
      Other assets..................................................      12,820
      Incomplete technology.........................................   7,888,886
      Goodwill......................................................   1,803,917
                                                                     -----------
        Total purchase price........................................ $12,702,964
                                                                     ===========

  The allocation to complete technology is based on future risk-adjusted discounted cash flows. Complete technology has been capitalized and included in the caption "intangible and other assets" in the accompanying consolidated balance sheets. Amortization expense associated with complete technology was $121,485 and $243,377 for the years ended December 31, 1995 and 1996.

  The allocation to incomplete technology is also based on future risk-adjusted discounted cash flows and has been expensed in 1995, in accordance with generally accepted accounting principles. The incomplete technology had not achieved technological feasibility and had no alternative uses.

  The values allocated to complete and incomplete technology were determined after extensive evaluation of the status of the products as they existed at the time of acquisition, an assessment of their commercial viability and, in the case of the two products considered to be incomplete technology, an analysis of the additional costs necessary to reach technological feasibility.

  The COPE product consisted of several modules, all of which were necessary to meet the needs of its target market--large financial institutions. As of the acquisition date, development of none of the modules had been completed and the validity of the relevant algorithms had not been validated. PTS 2000 was also incomplete as the product existed only as early stage prototype and the core development was still in the tool set and the object-oriented design stage.

  Neither product had any alternative future use (in other research and development projects or otherwise) as they were not commercially viable at the time of acquisition and could not be utilized with any of the Company's existing products. The Company discontinued the development of COPE as a stand-alone product in 1996.

  Future discounted cash flows require estimates of future revenues and expenses, analysis of future market conditions and an estimate of the future economic life of the product. Estimates were based on management's analysis of the data available at the time. It is reasonably possible that the estimates could change significantly in the near term as, in the case of incomplete technology, the new products are introduced into the market and the existing complete technology product faces new competitive pressures.

  The Company assumed the current liabilities of Chalke as of March 31, 1995, totaling $3,024,763, which included an outstanding line of credit, trade accounts payable and various accrued expenses. The line of credit was repaid by the Company in accordance with the purchase agreement.

  The unaudited pro forma condensed consolidated results of operations presented below for the years ended December 31, 1994 and 1995, assume the Chalke acquisition occurred at the beginning of each period presented. The unaudited pro forma condensed statement of operations for the year ended December 31, 1995, excludes the $7,888,886 write-off of purchased in-process research and development.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              1994       1995
                                                           ---------- ----------
                                                           (IN THOUSANDS EXCEPT
                                                              PER SHARE DATA
      Total revenues...................................... $   17,439 $   21,164
      Operating income....................................        911        403
      Net income..........................................        406        235
      Net income per common and common equivalent share...        .06        .02

  These pro forma results are not necessarily indicative of results of operations that would have actually occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

  In August 1994, the Company acquired packaged software and other assets from an unrelated entity for a purchase price of $840,000. Payment of the purchase price consisted of cash of $160,000 at the closing; the Company's agreement, under separately executed licensing and maintenance agreements, to provide the seller with a CAMRA software license and five years of maintenance valued at $75,000 and $100,000, respectively; and a note payable for the remaining $505,000 which was subsequently reduced by $55,000 in a non-cash exchange for a license agreement. The acquisition has been accounted for as a purchase and, accordingly, the assets and results of operations are included in the consolidated financial statements from the acquisition date. The assets received in the acquisition, principally the packaged software and customer lists, net of accumulated amortization of $93,333, $373,333 and $653,333 as of December 31, 1994, 1995 and 1996, respectively, are included in intangible and other assets. Amortization is being provided over a three-year period. The results of operations from this acquisition are immaterial.

11. RELATED PARTY TRANSACTIONS:

  In 1994 and 1995, the Company entered into licensing and maintenance contracts with several related parties that have ownership interests in the Company, as well as representation on the Company's Board of Directors. Total licensing, maintenance and professional services fee revenues under these agreements were $451,633 and $263,054 for the years ended December 31, 1994 and 1995, respectively. Amounts collected under these agreements totaled $457,547 and $294,806 for the years ended December 31, 1994 and 1995, respectively. At December 31, 1994 and 1995, $99,360 and $228,163,
respectively, remained payable from these parties to the Company.

  As described in Note 7, the Company licensed its CAMRA and FILMS applications software and certain other programs to a related party for a total purchase price of $2,054,786, including a five-year maintenance program beginning in February 1996. The purchase price was allocated to license fees of $1,543,561, maintenance fees over the five-year period of $375,000 and deferred interest of $136,225 resulting from an extended payment plan. Terms include $900,000 payable upon execution of the agreement and quarterly installments of $52,500 for five years. All outstanding receivables and payables between the parties as of January 27, 1996, including those described in the previous paragraph, were forgiven, resulting in an additional $104,786 allocated to the purchase price. Interest was imputed at 9% for payments on the license fee. The amount collected from the related party during the year ended December 31, 1996 was $1,113,477, including sales tax and other products not related to this agreement.

  The Company also licenses its CAMRA applications software to another related party from which the Company derived revenues of $60,000, $62,600 and $0 in 1994, 1995 and 1996, respectively. This license was transferred under the agreement dated January 27, 1996 such that all licenses and maintenance agreements with these three related parties, which are affiliated with each other, are governed by one agreement.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2      Agreement and Plan of Merger, dated April 19, 1996, between the
          Registrant and Securities Software & Consulting, Inc., a Connecticut
          corporation, is incorporated herein by reference to Exhibit 2 to the
          Registrant's Registration Statement on Form S-1, as amended (File No.
          333-3094) (the "Form S-1").
  3.1    Amended and Restated Certificate of Incorporation of the Registrant is
          incorporated herein by reference to Exhibit 3.2 to the Form S-1.
  3.2    Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.
  4      Specimen Certificate for shares of Common Stock, $.01 par value per share, of the Registrant is incorporated herein by reference to
          Exhibit 4 to the Form S-1.
 10.1*   1993 Stock Option Plan is incorporated herein by reference to Exhibit
          10.1 to the Form S-1.
 10.2*   1994 Stock Option Plan, as amended.
 10.3*   1996 Director Stock Option Plan, as amended.
 10.4*   1996 Employee Stock Purchase Plan, as amended.
 10.5*   Employment Agreement between the Registrant and William C. Stone, dated March 28, 1996, is incorporated herein by reference to Exhibit
          10.5 to the Form S-1.
 10.6*   Employment Agreement between the Registrant and Shane A. Chalke, dated as of March 31, 1995, as amended, is incorporated herein by reference to Exhibit 10.6 to the Form S-1.
 10.7    Promissory Note dated March 31, 1995 in the principal amount of
          $3,000,000 issued by the Registrant to Chalke Incorporated is incorporated herein by reference to Exhibit 10.8 to the Form S-1.
 10.8    Asset Purchase Agreement, dated March 31, 1995, among the Registrant,
          Shane A. Chalke and Chalke Incorporated is incorporated herein by reference to Exhibit 10.9 to the Form S-1.
 10.9    Stock and Note Purchase Agreement, dated September 25, 1990, as amended on September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to
          Exhibit 10.10 to the Form S-1.
 10.10   Series B Preferred Stock Purchase Agreement, dated September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.11 to the Form S-1.
 10.11   Series C Preferred Stock Purchase Agreement, dated March 31, 1995, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.12 to the Form S-1.
 10.12** Software License Agreement between the Registrant and Conning Asset
          Management Company, dated January 27, 1996, is incorporated herein by reference to Exhibit 10.15 to the Form S-1.
 10.13   Reseller Agreement between the Registrant and PFX(USA), Inc., dated
          June 22, 1993, is incorporated herein by reference to Exhibit 10.16 to the Form S-1.
 11      Computation of income per common share.
 21      Subsidiaries of the Registrant is incorporated herein by reference to
          Exhibit 21 to the Form S-1.
 23      Consent of Coopers & Lybrand L.L.P.
 27      Financial Data Schedule.

--------
 * Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the Instructions to the Annual Report on Form 10-K.

**Confidential treatment previously granted as to certain portions of such document.