Form 10-Q
period 1997-03-31
SS&C TECHNOLOGIES INC
filed 1997-05-14
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from _______________________ to ____________________

                        Commission File Number 0-28430

                            SS&C TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

     DELAWARE                                         06-1169696
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
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

Yes    X       No
    ---------    ---------

Number of shares outstanding of the issuer's classes of common stock as of April 30, 1997:




                 Class                           Number of Shares Outstanding
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                     12,455,087

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                                   Page Number
                                                                                   -----------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets at
           December 31, 1996 and March 31, 1997                                           3

           Consolidated Condensed Statements of Operations
           for the three-month periods
           ended March 31, 1996 and 1997                                                  4

           Consolidated Condensed Statements of Cash Flows
           for the three-month periods ended March 31, 1996                               5
           and 1997

           Notes to Consolidated Condensed Financial
           Statements                                                                   6-7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                                  8-12

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                    13

          Item 6.  Exhibits and Reports on Form 8-K                                      13


SIGNATURE                                                                                14

EXHIBIT INDEX                                                                            15

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)


                                                               December 31,       March 31,
                                                                   1996              1997
                                                             ----------------   --------------
                                                                                 (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                         $36,091          $43,173
   Marketable securities                                              15,580           10,843
   Accounts receivable, net                                            8,434            6,907
   Unbilled accounts receivable, net                                   3,455            3,320
   Income taxes                                                        1,058            1,065
   Other                                                                 885            1,083
                                                                   ---------        ---------
         Total current assets                                         65,503           66,391

Property and equipment, net                                            3,126            3,185
Unbilled accounts receivable - related party                             630              578
Unbilled accounts receivable, net                                      1,387            1,442
Intangible assets, net                                                 1,905            1,748
Deferred income taxes                                                  3,230            3,230
Other                                                                    505              -
                                                                   ---------        ---------

         Total assets                                                $76,286          $76,574
                                                                   =========        =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt - related party                  $1,390           $1,390
   Current portion of long-term debt                                     450              -
   Accounts payable                                                      476              519
   Accrued expenses                                                    2,526            2,229
   Deferred revenues                                                   7,090            7,916
                                                                   ---------        ---------
         Total current liabilities                                    11,932           12,054
                                                                   ---------        ---------

Commitments and Contingencies (Note 4)

Stockholders' equity:
   Common stock                                                          137              138
   Additional paid-in capital                                         69,598           69,662
   Accumulated deficit                                                (2,976)          (2,875)
   Less treasury stock, at cost                                       (2,405)          (2,405)
                                                                   ---------        ---------
         Total stockholders' equity                                   64,354           64,520
                                                                   ---------        ---------

         Total liabilities and stockholders' equity                  $76,286          $76,574
                                                                   =========        =========


                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
            (in thousands, except share and per share information)

                                             Three Months Ended
                                         --------------------------
                                           March 31,      March 31,
                                              1996           1997
                                         -----------   ------------
Revenues:
     Software licenses                   $    4,253    $     2,513
     Maintenance                              1,306          1,974
     Professional services                    1,321          1,826
                                          ---------    -----------
         Total revenues                       6,880          6,313
                                          ---------    -----------
Cost of revenues:
     Software licenses                          105            118
     Maintenance                                374            685
     Professional services                      980          1,245
                                          ---------    -----------
         Total cost of revenues               1,459          2,048
                                          ---------    -----------
Gross profit                                  5,421          4,265
                                          ---------    -----------
Operating expenses:
     Selling and marketing                    2,198          2,050
     Research and development                 1,555          1,579
     General and administrative               1,135            920
                                          ---------    -----------
         Total operating expenses             4,888          4,549
                                          ---------    -----------
Operating income (loss)                         533           (284)

Interest income (expense), net                  (12)           455
                                          ---------    -----------

Income before income taxes                      521            171
Provision for income taxes                      208             70
                                          ---------    -----------
Net income                                $     313    $       101
                                          =========    ===========

Net income per common and
 common equivalent share                  $    0.03    $      0.01
                                          =========    ===========

Weighted average number of common and
   common equivalent shares outstanding   10,125,914    12,761,991
                                          ==========   ===========


      SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Unaudited)
                   (in thousands)

                                                                   Three Months Ended
                                                               --------------------------
                                                                March 31,        March 31,
                                                                   1996            1997
                                                               -----------      ----------
Cash flows from operating activities:
   Net income                                                  $       313      $       101
                                                               -----------      -----------
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                   390              438
       Provision for doubtful accounts                                 168               79
       Changes in operating assets and liabilities:
          Accounts receivable                                        1,012            1,448
          Unbilled accounts receivable                                (331)             132
          Other                                                         98             (198)
          Accounts payable                                             233               43
          Accrued expenses                                            (103)            (297)
          Deferred revenues                                            875              826
          Income taxes                                                (310)              (7)
                                                               -----------      -----------

              Total adjustments                                        282            2,464
                                                               -----------      -----------

   Net cash provided by operating activities                           595            2,565
                                                               -----------      -----------

Cash flows from investing activities:
   Additions to other assets - capitalized software                     -               (64)
   Additions to property and equipment                                (168)            (276)
   Changes in marketable securities, net                                -             4,737
                                                               -----------      -----------

   Net cash provided by (used in) investing activitie                 (168)           4,397
                                                               -----------      -----------

Cash flows from financing activities:
   Exercise of options                                                  -                65
   Release of collateral requirement on letter of credit                -               505
   Repayment of debt                                                    -              (450)
                                                               -----------      -----------

   Net cash provided by financing activities                            -               120
                                                               -----------      -----------

Net increase in  cash and cash equivalents                             427            7,082
Cash and cash equivalents, at beginning of period                    1,585           36,091
                                                               -----------      -----------

Cash and cash equivalents, at end of period                    $     2,012      $    43,173
                                                               ===========      ===========
Supplemental disclosure of cash flow information:
   Cash paid for:
        Interest                                               $       -        $        -
        Income taxes                                                   517                82


                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of March 31, 1997 and the results of its operations for the three months ended March 31, 1996 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1996 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Net Income  per Common and Common Equivalent Share

Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after certain adjustments described below. The computation of net income per common and common equivalent share is based on net income divided by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to all stock splits. Common equivalent shares comprise stock options and warrants using the treasury stock method. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 1996, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares, issued at prices below the initial public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the anticipated initial public offering price). In addition, all preferred stock is considered to be a common stock equivalent based on its terms and conditions.

The supplemental pro forma net income per common share is computed in the same manner as historical net income per common share except that all outstanding shares of preferred stock, which were converted into common stock upon the closing of the Company's initial public offering, were treated as having been converted into common stock at the date of original issuance. On a supplemental pro forma basis, net income per common share is the same as historical net income per common share for both periods presented.

Fully diluted net income per share is not presented as it is the same as the amounts disclosed in historical net income per share for both periods presented.

Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" must be adopted in the fourth quarter of 1997. Upon such adoption, all prior periods are required to be restated. The standard requires the replacement of the current primary earnings per share presentation with a basic earnings per share presentation. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The standard also requires companies with complex capital stock structures to disclose diluted earnings per share and, among other things, a reconciliation of the numerator and denominator for purposes of the calculation.

Management has not made a determination of the impact that the adoption of SFAS No. 128 would have on the financial statements.

2. CAPITAL STOCK:

On April 25, 1996, the Company reincorporated in the State of Delaware and exchanged each outstanding share of common stock for ten shares of common stock, $.01 par value, and exchanged each outstanding share of preferred stock Series A, Series B, and Series C for one share of preferred stock Series A, Series B and Series C, respectively. Holders of outstanding options are entitled, upon exercise, to purchase ten times the number of common stock shares provided in each option, at an exercise price per share of one-tenth the price per share in the option. Each outstanding share of preferred stock was convertible into ten shares of common stock. The Company authorized a total of 25,000,000 shares of common stock, $.01 par value, and a total of 1,000,000 shares of preferred stock, $.01 par value. The outstanding Series A, Series B and Series C preferred stock was subsequently converted into common stock on June 5, 1996, the closing date of the Company's initial public offering. As of March 31, 1997 there was no preferred stock outstanding.

The Company consummated an initial public offering of 3,750,000 shares of common stock on June 5, 1996, of which 723,750 shares were sold by selling stockholders. The Company received proceeds from the offering of approximately $52,639,000, net of underwriting discounts and commissions, and offering expenses paid by the Company.

3. RELATED PARTY TRANSACTIONS:

In January 1996, the Company licensed its CAMRA and FILMS applications software and certain other programs to a related party for a total purchase price of $2,054,786, including a five-year maintenance program beginning in February 1996. The purchase price was allocated to license fees of $1,543,561, maintenance fees over the five-year period of $375,000 and deferred interest of $136,225 resulting from an extended payment plan. Terms include $900,000 payable upon execution of the agreement in January 1996 and quarterly installments of $52,500 for five years. All outstanding receivables and payables between the parties as of January 27, 1996 were forgiven, resulting in an additional $104,786 allocated to the purchase price. Interest was imputed at 9% for payments on the license fee. The amount collected from the related party during the three months ended March 31, 1997 was $53,250, including sales tax. There was no balance currently billed and receivable at March 31, 1997.

The note payable to a related party was issued in connection with the Company's acquisition of the assets and operations of Chalke Incorporated on March 31, 1995. The final payment of $1,500,000 was due to be paid on March 31, 1997. The Company paid the note in full with all accrued interest on April 4, 1997.

4. COMMITMENTS AND CONTINGENCIES:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. The Complaints claim that the Prospectus for the Company's initial public offering allegedly misrepresented how the offering price for the Company's initial public offering was established. The plaintiffs in each suit are seeking an undetermined amount of damages and costs and expenses of the litigation. The Company believes it has meritorious defenses to the claims made in each lawsuit and intends to contest the Complaints vigorously; however, legal counsel for the Company is unable to predict with any degree of certainty, the outcome of such claims. While the resolution of these claims could affect the Company's results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. However, the Company is unable to predict the ultimate outcome or the potential financial impact of these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

 Revenues

   The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues decreased 8% from $6.9 million in the three months ended March 31, 1996 to $6.3 million in the three months ended March 31, 1997.

  Software Licenses. Software license revenues decreased 41% from $4.3 million in the three months ended March 31, 1996 to $2.5 million in the three months ended March 31, 1997. CAMRA and FILMS software license revenues, including international license revenues, decreased 47% from $3.9 million in the three months ended March 31, 1996 to $2.1 million in the three months ended March 31, 1997. The primary reasons for the decline in the CAMRA and FILMS license revenues was due to a software license of $1.5 million to a related party in 1996 with no similar transaction in the current period, as well as a longer than anticipated sales cycle with respect to the CAMRA and FILMS products. Finesse license revenues increased from $29,000 in the three months ended March 31, 1996 to $122,000 in the three months ended March 31, 1997. The 1997 Finesse license revenues represent the first commercial license revenues for the product. In 1996, Finesse license revenues were associated with the joint development of the product. There were no international sales in the three months ended March 31, 1996 as compared to $258,000 in the three months ended March 31, 1997.

  Maintenance. Maintenance revenues increased 51% from $1.3 million in the three months ended March 31, 1996 to $2.0 million in the three months ended March 31, 1997. The increase was primarily due to an increase in the Company's installed base of clients with maintenance contracts as a result of CAMRA and FILMS license sales, representing $482,000 of the increase, and PTS 2000 and Finesse license sales, representing $186,000 of the increase.

  Professional Services. Professional services revenues increased 38% from $1.3 million in the three months ended March 31, 1996 to $1.8 million in the three months ended March 31, 1997. The increase was primarily due to the increase in demand for the Company's implementation, conversion and training services, including international clients. Hourly rates on international assignments are significantly higher than rates on domestic assignments.

   Cost of Revenues

    Total cost of revenues increased 40% from $1.5 million in the three months ended March 31, 1996 to $2.0 million in the three months ended March 31, 1997. The gross profit decreased from 79% for the three months ended March 31, 1996 to 68% for the three months ended March 31, 1997, primarily due to a change in the mix of revenues. Software license revenues, which have a high gross profit margin, represented a lower percentage of total revenues in 1997 as compared with 1996.

    Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, as well as the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software licenses increased 12% from $105,000 in the three months ended March 31, 1996 to $118,000 in the three months ended March 31, 1997. The cost of software license revenues as a percentage of such revenues increased from 2% in the three months ended March 31, 1996 to 5% in the three months ended March 31, 1997. The 1996 cost of software license revenues as a percentage of such revenues was lower than the 1997 cost of software license revenues as a percentage of such revenues primarily due to the large related party software license revenue included in 1996 which did not have any significant costs associated with its delivery.

    Cost of Maintenance. Cost of maintenance revenues is primarily comprised of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues increased 83% from $374,000 in the three months ended March 31, 1996 to $685,000 in the three months ended March 31, 1997. The cost of maintenance revenues as a percentage of such revenues increased from 29% in the three months ended March 31, 1996 to 35% in the three months ended March 31, 1997. The increase in costs reflect the continued development of a dedicated support infrastructure for the Company's operations as the total number of full-time employees in client support increased from 21 as of March 31, 1996 to 32 as of March 31, 1997.

    Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues increased 27% from $980,000 in the three months ended March 31, 1996 to $1.2 million in the three months ended March 31, 1997. The cost of professional services revenues as a percentage of such revenues decreased from 74% in the three months ended March 31, 1996 to 68% in the three months ended March 31, 1997, primarily due to increases in the utilization rates and average billing rates of the personnel performing the services.

 Operating Expenses

    Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses decreased 7% from $2.2 million in the three months ended March 31, 1996 to $2.1 million in the three months ended March 31, 1997. Selling and marketing expenses for the three months ended March 31, 1996 and 1997 represented 32% of total revenues for each of those periods. The decrease in selling and marketing expenses is primarily due to a large expenditure for new marketing brochures in 1996 for which there was no similar expenditure in 1997 as well as a decrease in marketing salaries due to a reduction in marketing personnel associated with the COPE product. The development of the COPE product was discontinued in 1996. These decreases were partially offset by an increase in expenses for international sales operations.

    Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses remained relatively stable at $1.6 million in the three months ended March 31, 1996 and in the three months ended March 31, 1997. Research and development expenses in the three months ended March 31, 1996 and 1997 represented 23% and 25%, respectively, of total revenues for those periods.

    General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 19% from $1.1 million in the three months ended March 31, 1996 to $920,000 in the three months ended March 31, 1997, representing 16% and 15%, respectively, of total revenues for those periods. The decrease in general and administrative expenses was generally attributable a reduction in legal fees and a reduction in the portion of the bad debt accrual based on a general allocation of accounts less than 90 days.

  Interest Income (Expense). The Company recorded net interest expense of $12,000 in the three months ended March 31, 1996 and net interest income of $455,000 in the three months ended March 31, 1997. The net interest income was primarily due to the interest earned on investing the proceeds from the Company's initial public offering.

  Provision for Income Taxes. The Company had effective tax rates of approximately 40% and 41% for the three months ended March 31, 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          During the three months ended March 31, 1996 and 1997, the Company financed its operations primarily through cash flows generated from operations. Cash provided by operations was $595,000 and $2.6 million for the three months ended March 31, 1996 and 1997, respectively. The increase in the cash provided by operations between these periods consisted primarily of an increase in deferred revenues. The Company invoices clients for maintenance at the beginning of a maintenance period and generally will receive payment prior to recognizing all of the revenues associated with the maintenance invoice. The Company has also entered into contracts for which initial payments have been received but software license revenues cannot be recognized. To the extent payments have been received, deferred revenues are recorded until the criteria for license revenue recognition have been met. The substantial change in deferred revenues was primarily due to a large increase in maintenance billings from the increased number of CAMRA, FILMS and PTS 2000 software licensees. While there was a large increase in deferred revenues, there was no similar increase in accounts receivable. This was due to the collections of the accounts receivable on the maintenance contracts. Accounts receivable decreased $1.2 million for the three months ended March 31, 1996 as compared to a net decrease of $1.5 million in the three months ended March 31, 1997. During the three months ended March 31, 1996, unbilled receivables increased $331,000 as compared to a decrease of $132,000 in the three months ended March 31, 1997. The Company's unbilled accounts receivable as of March 31, 1997 include $2.0 million which are due beyond twelve months.

          Investing activities used cash of $168,000 for the three months ended March 31, 1996 and provided cash of $4.4 million for the three months ended March 31, 1997. Investing activities during the three months ended March 31, 1997 consisted primarily of a change in the investment portfolio whereby the Company increased its position in investments which matured in less than 90 days and had fewer investments in securities with maturities greater than 90 days.

          Financing activities for the three months ended March 31, 1997 provided cash of $120,000 and consisted primarily of a settlement of debt of $450,000, which allowed for the release of the collateral on a letter of credit. The collateral release lifted the restriction on a $505,000 certificate of deposit.

          As of March 31, 1997, the Company had $54.0 million in cash, cash equivalents and marketable securities. In connection with the acquisition of Chalke Incorporated on March 31, 1995, the Company issued a promissory note in the principal amount of $3.0 million, with an imputed interest rate of 7.91% per annum. The final payment of $1.5 million, which was due on March 31, 1997, was paid on April 4, 1997.

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

Risks Associated with International Operations.The Company intends to expand its international sales activity as part of its business strategy. To accomplish such expansion, the Company must establish additional foreign operations and hire additional personnel, requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition or results of operations. The Company's international sales are primarily denominated in U.S. dollars. An increase in the value of the U.S dollar relative to foreign currencies could make the products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          On March 18, 1997, Elery G. Montagna and Marjory G. Montagna filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "New York Complaint") against the Company, its Chief Executive Officer, its Executive Vice President and its Chief Financial Officer, as well as against Alex. Brown & Sons Incorporated ("Alex. Brown") and Hambrecht & Quist LLC ("Hambrecht & Quist"), the lead managers of the Company's initial public offering. On April 8, 1997, Marc A. Feiner filed a purported class action lawsuit in the United States District Court for the District of Connecticut (the "Connecticut Complaint") against the Company, its directors and its Chief Financial Officer, as well as against Alex. Brown and Hambrecht & Quist. Each of the New York Complaint and the Connecticut Complaint claims that the Prospectus for the Company's initial public offering allegedly misrepresented how the offering price for the Company's initial public offering was established. The plaintiffs in each suit are seeking an undetermined amount of damages and costs and expenses of the litigation. Although the Company believes that it has meritorious defenses to the claims made in each lawsuit and intends to contest the lawsuits vigorously, an adverse resolution of these lawsuits could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

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



                                  SS&C TECHNOLOGIES, INC.


Date:  May 14, 1997                By:/s/ John S. Wieczorek
                                      ----------------------------
                                       John S. Wieczorek
                                       Vice President, Chief
                                       Financial Officer and
                                       Treasurer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit Number     Description
--------------     -----------

 10.1              Employment Agreement between the Registrant and David M.
                   Stoner, dated April 2, 1997.

*10.2              Senior Officer Short-Term Incentive Plan

 11                Statement re Computation of Per Share Earnings

 27                Financial Data Schedule
------------------------

  * Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.