Form 10-Q
period 1997-06-30
SS&C TECHNOLOGIES INC
filed 1997-08-14
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1997

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________________ to __________________

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

Yes    X       No
    ------        ------

Number of shares outstanding of the issuer's classes of common stock as of July 31, 1997:


              Class                                 Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                        12,556,312

                            SS&C TECHNOLOGIES, INC.

                                     INDEX

                                                                                         Page Number
                                                                                         -----------
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Condensed Balance Sheets at
                December 31, 1996 and June 30, 1997                                           3

                Consolidated Condensed Statements of Operations
                for the three and six-month periods
                ended June 30, 1996 and 1997                                                  4

                Consolidated Condensed Statements of Cash Flows
                for the six-month periods ended June 30, 1996                                 5
                and 1997

                Notes to Consolidated Condensed Financial
                Statements                                                                    6-8

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                                    9-15


PART II.        OTHER INFORMATION

                Item 1. Legal Proceedings                                                     16

                Item 4. Submission of Matters to a Vote of Security Holders                   16

                Item 6. Exhibits and Reports on Form 8-K                                      17

SIGNATURE                                                                                     18

EXHIBIT INDEX                                                                                 19

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                             December 31,          June 30,
                                                                                 1996                1997
                                                                             ------------         -----------
                                                                                                  (unaudited)
                                                   ASSETS
Current assets:
      Cash and cash equivalents                                                  $ 36,091            $ 29,267
      Marketable securities                                                        15,580              26,139
      Accounts receivable, net                                                      8,434               4,958
      Unbilled accounts receivable, net                                             3,455               4,016
      Income taxes                                                                  1,058                 740
      Other                                                                           885                 986
                                                                                 --------            --------
                Total current assets                                               65,503              66,106

Property and equipment, net                                                         3,126               3,265
Unbilled accounts receivable - related party                                          630                 525
Unbilled accounts receivable, net                                                   1,387               1,312
Intangible assets, net                                                              1,905               1,608
Deferred income taxes                                                               3,230               3,230
Other                                                                                 505                   -
                                                                                 --------            --------
                Total assets                                                     $ 76,286            $ 76,046
                                                                                 ========            ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt - related party                          $  1,390            $      -
      Current portion of long-term debt                                               450                   -
      Accounts payable                                                                476                 619
      Accrued expenses                                                              2,526               2,352
      Deferred revenues                                                             7,090               7,690
                                                                                 --------            --------
                Total current liabilities                                          11,932              10,661
                                                                                 --------            --------

Commitments and Contingencies (Note 4)

Stockholders' equity:
      Common stock                                                                    137                 139
      Additional paid-in capital                                                   69,598              69,904
      Accumulated deficit                                                          (2,976)             (2,253)
                                                                                 --------            --------
                                                                                   66,759              67,790
      Less treasury stock, at cost                                                 (2,405)             (2,405)
                                                                                 --------            --------
      Total stockholders' equity                                                   64,354              65,385
                                                                                 --------            --------

                Total liabilities and stockholders' equity                       $ 76,286            $ 76,046
                                                                                 ========            ========

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
            (in thousands, except share and per share information)

                                                                   Three Months Ended                       Six Months Ended
                                                       -----------------------------------      ------------------------------------
                                                           June 30,              June 30,            June 30,            June 30,
                                                             1996                 1997                1996                1997
                                                       --------------       --------------      --------------      ----------------
Revenues:
     Software licenses                                  $      3,180         $      4,858        $      7,434        $      7,371
     Maintenance                                               1,520                1,982               2,826               3,956
     Professional services                                     1,518                1,955               2,839               3,768
                                                       --------------       --------------      --------------      --------------
         Total revenues                                        6,218                8,795              13,099              15,095
                                                       --------------       --------------      --------------      --------------
Cost of revenues:
     Software licenses                                           142                  138                 247                 256
     Maintenance                                                 447                  648                 821               1,318
     Professional services                                     1,132                1,217               2,112               2,431
                                                       --------------       --------------      --------------      --------------
         Total cost of revenues                                1,721                2,003               3,180               4,005
                                                       --------------       --------------      --------------      --------------
Gross profit                                                   4,497                6,792               9,919              11,090
                                                       --------------       --------------      --------------      --------------
Operating expenses:
     Selling and marketing                                     2,047                2,779               4,245               4,929
     Research and development                                  1,645                1,795               3,200               3,309
     General and administrative                                  774                1,807               1,910               2,725
                                                       --------------       --------------      --------------      --------------
         Total operating expenses                              4,466                6,381               9,355              10,963
                                                       --------------       --------------      --------------      --------------
Operating income                                                  31                  411                 564                 127

Interest income, net                                             134                  544                 121                 999
                                                       --------------       --------------      --------------      --------------

Income before income taxes                                       165                  955                 685               1,126
Provision for income taxes                                        66                  334                 273                 403
                                                       --------------       --------------      --------------      --------------
Net income                                              $         99         $        621        $        412        $        723
                                                       ==============       ==============      ==============      ==============

Net income per common and
  common equivalent share                               $       0.01         $       0.05        $       0.04        $       0.06
                                                       ==============       ==============      ==============      ==============

Weighted average number of common and
   common equivalent shares outstanding                   11,140,250           12,832,836          10,578,017          12,802,031
                                                       ==============       ==============      ==============      ==============

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                              Six Months Ended
                                                                                     ------------------------------------
                                                                                       June 30,                June 30,
                                                                                         1996                    1997
                                                                                     ------------            ------------
Cash flows from operating activities:
   Net income                                                                         $      412              $      723
                                                                                     ------------            ------------
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                         804                     903
       Deferred income taxes                                                                 (57)                      -
       Provision for doubtful accounts                                                       151                     775
       Changes in operating assets and liabilities:
          Accounts receivable                                                                411                   2,901
          Unbilled accounts receivable                                                      (644)                   (581)
          Income taxes                                                                      (769)                    318
          Other                                                                               47                    (101)
          Accounts payable                                                                   849                     143
          Accrued expenses                                                                  (283)                   (174)
          Deferred revenues                                                                 (824)                    600
                                                                                     ------------            ------------

              Total adjustments                                                             (315)                  4,784
                                                                                     ------------            ------------

   Net cash provided by operating activities                                                  97                   5,507
                                                                                     ------------            ------------

Cash flows from investing activities:
   Additions to other assets - capitalized software                                            -                    (146)
   Additions to property and equipment                                                      (629)                   (599)
   Purchases of marketable securities, net                                                     -                 (10,559)
                                                                                     ------------            ------------

   Net cash used in investing activities                                                    (629)                (11,304)
                                                                                     ------------            ------------

Cash flows from financing activities:
   Exercise of options                                                                       443                     308
   Issuance of common stock                                                               52,639                       -
   Release of collateral requirement on letter of credit                                       -                     505
   Repayment of debt                                                                      (1,288)                 (1,840)
                                                                                     ------------            ------------

   Net cash provided by (used in) financing activities                                    51,794                  (1,027)
                                                                                     ------------            ------------

Net increase (decrease) in cash and cash equivalents                                      51,262                  (6,824)
Cash and cash equivalents, at beginning of period                                          1,585                  36,091
                                                                                     ------------            ------------

Cash and cash equivalents, at end of period                                           $   52,847              $   29,267
                                                                                     ============            ============

Supplemental disclosure of cash flow information:
  Cash paid for:
        Interest                                                                      $      212              $      111
        Income taxes                                                                         922                      86

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of June 30, 1997 and the results of its operations for the three and six months ended June 30, 1996 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1996 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Net Income  per Common and Common Equivalent Share

Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after certain adjustments described below. The computation of net income per common and common equivalent share is based on net income divided by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to all stock splits. Common equivalent shares comprise stock options and warrants using the treasury stock method. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 1996, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares, issued at prices below the initial public offering price during the 12 months immediately preceding the initial filing date, have been included in the calculation as if they were outstanding for that period (using the treasury stock method and the anticipated initial public offering price). Also for the six months ended June 30, 1996, all preferred stock is considered to be a common stock equivalent based on its terms and conditions.

The supplemental pro forma net income per common share is computed in the same manner as historical net income per common share except that all outstanding shares of preferred stock, which were converted into common stock upon the closing of the Company's initial public offering, were treated as having been converted into common stock at the date of original issuance. On a supplemental pro forma basis, net income per common share is the same as historical net income per common share for all periods presented.

Fully diluted net income per share is not presented as it is the same as the amounts disclosed in historical net income per share for all periods presented.

Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" must be adopted in the fourth quarter of 1997. Upon such adoption, all prior periods are required to be restated. The standard requires the replacement of the current primary earnings per share presentation with a basic earnings per share presentation. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The standard also requires companies with complex capital stock structures to disclose diluted earnings per share and, among other things, a reconciliation of the numerator and denominator for purposes of the calculation. Management does not believe the adoption of SFAS No. 128 will not have a material impact on the calculation of earnings per share.

In February 1997, the Financial Accounting Standards Board ("FASB") also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This pronouncement establishes standards for the disclosure of information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the disclosures in the financial statements of the Company.

In June 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income, which is defined as the equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires restatement of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to impact the presentation of financial information only.

SFAS No. 131 requires public companies to report all financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments.

2. Capital Stock:

On April 25, 1996, the Company reincorporated in the State of Delaware and exchanged each outstanding share of common stock for ten shares of common stock, $.01 par value, and exchanged each outstanding share of preferred stock Series A, Series B, and Series C for one share of preferred stock Series A, Series B and Series C, respectively. Holders of outstanding options were entitled, upon exercise, to purchase ten times the number of common stock shares provided in each option, at an exercise price per share of one-tenth the price per share in the option. Each outstanding share of preferred stock was convertible into ten shares of common stock. The Company authorized a total of 25,000,000 shares of common stock, $.01 par value, and a total of 1,000,000 shares of preferred stock, $.01 par value. The outstanding Series A, Series B and Series C preferred stock was subsequently converted into common stock on June 5, 1996, the closing date of the Company's initial public offering. As of June 30, 1997 there was no preferred stock outstanding.

The Company consummated an initial public offering of 3,750,000 shares of common stock on June 5, 1996, of which 723,750 shares were sold by selling stockholders. The Company received proceeds from the offering of approximately $52,639,000, net of underwriting discounts and commissions and offering expenses paid by the Company.

3. Related Party Transactions:

In January 1996, the Company licensed its CAMRA and FILMS applications software and certain other programs to a related party for a total purchase price of $2,054,786, including a five-year maintenance program beginning in February 1996. The purchase price was allocated to license fees of $1,543,561, maintenance fees over the five-year period of $375,000 and deferred interest of $136,225 resulting from an extended payment plan. Terms include $900,000 payable upon execution of the agreement in January 1996 and quarterly installments of $52,500 for five years. All outstanding receivables and payables between the parties as of January 27, 1996 were forgiven, resulting in an additional $104,786 allocated to the purchase price. Interest was imputed at 9% for payments on the license fee. The amount collected from the related party during the six months ended June 30, 1997 was $106,500, including sales tax. The balance currently billed and receivable at June 30, 1997 was $53,250.

The note payable to a related party was issued in connection with the Company's acquisition of the assets and operations of Chalke Incorporated on March 31, 1995. The Company paid the note in full with all accrued interest on April 4, 1997.

4. Commitments and Contingencies:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. On July 8, 1997, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the Complaints were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs in the suit are seeking an undetermined amount of damages and costs and expenses of the litigation. The Company believes it has meritorious defenses to the claims made in the lawsuit and intends to contest the Consolidated Complaint vigorously; however, legal counsel for the Company is unable to predict, with any degree of certainty, the outcome of such claims. While the resolution of these claims could affect the Company's results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. However, the Company is unable to predict the ultimate outcome or the potential financial impact of these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

 Revenues

   The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues increased 41% from $6.2 million in the three months ended June 30, 1996 to $8.8 million in the three months ended June 30, 1997.

   Software Licenses. Software license revenues increased 53% from $3.2 million in the three months ended June 30, 1996 to $4.9 million in the three months ended June 30, 1997. The increase in software license revenues was primarily due to an increase in CAMRA and FILMS software license revenues, including international license revenues. CAMRA and FILMS license revenues increased 115% from $2.1 million in the three months ended June 30, 1996 to $4.6 million in the three months ended June 30, 1997. There were two contracts signed with software license revenues in excess of $1.4 million. PTS software license revenues declined $702,000 from $997,000 in the three months ended June 30, 1996 to $295,000 in the three months ended June 30, 1997. During the three months ended June 30, 1996, the Company introduced PTS 2000, which generated the increase in license revenues in 1996. The sales in 1996 were primarily to the current client base.

     Maintenance. Maintenance revenues increased 30% from $1.5 million in the three months ended June 30, 1996 to $2.0 million in the three months ended June 30, 1997. The increase was primarily due to an increase in the Company's installed base of clients with maintenance contracts as a result of the Company's license sales for all products.

     Professional Services. Professional services revenues increased 29% from $1.5 million in the three months ended June 30, 1996 to $2.0 million in the three months ended June 30, 1997. The increase was primarily due to the increase in demand for the Company's implementation, conversion and training services, including international clients, and an increase in the Company's outsourcing business. Implementation, conversion and training services increased 25% from $1.1 million in the three months ended June 30, 1996 to $1.4 million in the three months ended June 30, 1997. An increase in international assignments, where hourly rates are significantly higher than rates on domestic assignments, contributed to the increase. Professional services revenues from SS&C Direct, the Company's outsourcing service for its CAMRA product, increased 183% from $107,000 in the three months ended June 30, 1996 to $304,000 in the three months ended June 30, 1997. This increase was due to an increase in the assets under management, primarily from a larger client base and also from existing clients increasing their asset size being reported under SS&C Direct services.

 Cost of Revenues

     Total cost of revenues increased 16% from $1.7 million in the three months ended June 30, 1996 to $2.0 million in the three months ended June 30, 1997. The gross margin increased from 72% for the three months ended June 30, 1996 to 77% for the three months ended June 30, 1997, primarily due to an increase in the software license revenues without a corresponding increase in the cost of software licenses.

     Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, as well as to the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software licenses decreased 3% from $142,000 in the three months ended June 30, 1996 to $138,000 in the three months ended June 30, 1997. The cost of software license revenues as a percentage of such revenues decreased from 4% in the three months ended June 30, 1996 to 3% in the three months ended June 30, 1997. The 1997 cost of software license revenues as a percentage of such revenues was lower than the 1996 cost of software license revenues as a percentage of such revenues primarily due to the increase in the average sales price per contract included in 1997 which did not have any significant corresponding increase in costs associated with their delivery.

     Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues increased 45% from $447,000 in the three months ended June 30, 1996 to $648,000 in the three months ended June 30, 1997. The cost of maintenance revenues as a percentage of such revenues increased from 29% in the three months ended June 30, 1996 to 33% in the three months ended June 30, 1997. The increase in costs reflects the continued development of a dedicated support infrastructure for the Company's operations as the total number of full-time employees in client support increased from 21 as of June 30, 1996 to 35 as of June 30, 1997.

     Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues increased 8% from $1.1 million in the three months ended June 30, 1996 to $1.2 million in the three months ended June 30, 1997. The cost of professional services revenues as a percentage of such revenues decreased from 75% in the three months ended June 30, 1996 to 62% in the three months ended June 30, 1997, primarily due to an increase in the utilization rates and average billing rates of the personnel performing the services.

 Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses increased 36% from $2.0 million in the three months ended June 30, 1996 to $2.8 million in the three months ended June 30, 1997. Selling and marketing expenses for the three months ended June 30, 1996 and 1997 represented 33% and 32%, respectively, of total revenues for each of those periods. The increase in selling and marketing expenses was primarily due to direct selling costs associated with a contract signed with an international client and an increase in recruiting and personnel expenses related to the sales and marketing staff.

     Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 9% from $1.6 million in the three months ended June 30, 1996 to $1.8 million in the three months ended June 30, 1997. Research and development expenses in the three months ended June 30, 1996 and 1997 represented 26% and 20%, respectively, of total revenues for those periods. The increase in research and development expenses was primarily due to increases in personnel costs for existing employees.

     General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 133% from $774,000 in the three months ended June 30, 1996 to $1.8 million in the three months ended June 30, 1997, representing 12% and 21%, respectively, of total revenues for those periods. The increase in general and administrative expenses was primarily attributable to an increase in the bad debt reserve of $775,000, an increase in a reserve for legal fees and recruiting fees, and salary for the new president of the Company. The increase in the reserve for legal fees pertains to various legal issues that the Company is involved in, including the class action lawsuits filed in March and April 1997. The reserve is for potential legal fees in connection with the defenses. There is no reserve for settlements and the Company believes it has meritorious defenses. See Part II, Item 1 for a more complete description of the litigation.

     Interest Income. The Company recorded net interest income of $134,000 in the three months ended June 30, 1996 as compared to net interest income of $544,000 in the three months ended June 30, 1997. The increase was primarily due to investing the proceeds from the Company's initial public offering for the entire three-month period ended June 30, 1997 as compared to approximately one month in the three months ended June 30, 1996.

     Provision for Income Taxes. The Company had effective tax rates of approximately 40% and 35% for the three months ended June 30, 1996 and 1997, respectively. The tax rate decrease was primarily based on the results of foreign operations in countries where the tax rates are lower than in the United States and from a larger percentage of income generated from tax-free interest income. Based on the results to date, the Company believes it will be able to utilize the lower tax rates in Malaysia and the United Kingdom.

SIX MONTHS ENDED JUNE 30, 1996 and 1997

 Revenues

     Total revenues increased 15% from $13.1 million in the six months ended June 30, 1996 to $15.1 million in the six months ended June 30, 1997.

     Software Licenses. Software license revenues remained stable at $7.4 million in the six months ended June 30, 1996 and June 30, 1997. International software license revenues increased from an insignificant amount in the six months ended June 30, 1996 to $2.2 million in the six months ended June 30, 1997, which included revenue on one contract for $1.5 million. This increase was offset primarily by a decrease in FILMS and PTS license revenues. PTS license revenues decreased from $1.3 million in the six months ended June 30, 1996 to $600,000 in the six months ended June 30, 1997. PTS software license revenues declined after the initial license revenues generated from the introduction of PTS 2000 in 1996. The sales in 1996 were primarily to the current client base which provided a ready market for the product.

     Maintenance. Maintenance revenues increased 40% from $2.8 million in the six months ended June 30, 1996 to $4.0 in the six months ended June 30, 1997. The increase was primarily due to an increase in the Company's installed base of clients with maintenance contracts as a result of the Company's license sales for all products.

     Professional Services. Professional services revenues increased 33% from $2.8 million in the six months ended June 30, 1996 to $3.8 million in the six months ended June 30, 1997. The increase was primarily due to the increase in demand for the Company's implementation, conversion and training services, including international clients, and an increase in the Company's outsourcing business. Implementation, conversion and training services increased 35% from $1.9 million in the six months ended June 30, 1996 to $2.6 million in the six months ended June 30, 1997. An increase in international assignments, where hourly rates are significantly higher than rates on domestic assignments, contributed to the increase. Professional services revenues from SS&C Direct increased 112% from $230,000 in the six months ended June 30, 1996 to $488,000 in the six months ended June 30, 1997. This increase was due to an increase in the assets under management, primarily from a larger client base and also from existing clients increasing their asset size being reported under SS&C Direct services.


 Cost of Revenues

     Total cost of revenues increased 26% from $3.2 million in the six months ended June 30, 1996 to $4.0 million in the six months ended June 30, 1997. The gross margin decreased from 76% for the six months ended June 30, 1996 to 73% for the six months ended June 30, 1997, primarily due to an increase in the cost of maintenance.

     Cost of Software Licenses.The cost of software license revenues increased 4% from $247,000 in the six months ended June 30, 1996 to $256,000 in the six months ended June 30, 1997. The cost of software licenses revenues increased primarily due to increased packaging and documentation costs in the first three months of 1997. The cost of software license revenues as a percentage of such revenues remained relatively stable at 3% in the six months ended June 30, 1996 and June 30, 1997.

     Cost of Maintenance. The cost of maintenance revenues increased 61% from $821,000 in the six months ended June 30, 1996 to $1.3 million in the six months ended June 30, 1997. The cost of maintenance revenues as a percentage of such revenues increased from 29% in the six months ended June 30, 1996 to 33% in the six months ended June 30, 1997. The increase in costs reflected the continued development of a dedicated support infrastructure for the Company's operations as the total number of full-time employees in client support increased from 21 as of June 30, 1996 to 35 as of June 30, 1997.

     Cost of Professional Services. The cost of professional services revenues increased 15% from $2.1 million in the six months ended June 30, 1996 to $2.4 million in the six months ended June 30, 1997. The cost of professional services revenues as a percentage of such revenues decreased from 74% in the six months ended June 30, 1996 to 65% in the six months ended June 30, 1997, primarily due to an increase in the utilization rates and average billing rates of the personnel performing the services.

 Operating Expenses

     Selling and Marketing. Selling and marketing expenses increased 16% from $4.2 million in the six months ended June 30, 1996 to $4.9 million in the six months ended June 30, 1997. Selling and marketing expenses in the six months ended June 30, 1996 and 1997 represented 32% and 33%, respectively, of total revenues for each of those periods. The increase in selling and marketing expenses was primarily due to direct selling costs associated with a contract signed with an international client and an increase in recruiting and personnel expenses related to the sales and marketing staff.

     Research and Development. Research and development expenses increased 3% from $3.2 million in the six months ended June 30, 1996 to $3.3 million in the six months ended June 30, 1997. Research and development expenses in the six months ended June 30, 1996 and 1997 represented 24% and 22%, respectively, of total revenues for those periods. The increase in research and development expenses was primarily due to increases in personnel costs for existing employees.

     General and Administrative. General and administrative expenses increased 43% from $1.9 million in the six months ended June 30, 1996 to $2.7 million in the six months ended June 30, 1997, representing 15% and 18%, respectively, of total revenues for those periods. The increase in general and administrative expenses was primarily due to an increase in the bad debt reserve of $775,000, an increase in a reserve for legal expenses and recruiting fees, and salary for the new president of the Company.

     Interest Income. The Company recorded net interest income of $121,000 in the six months ended June 30, 1996 as compared to net interest income of $999,000 in the six months ended June 30, 1997. The increase was primarily due to investing the proceeds from the Company's initial public offering for the entire six-month period ended June 30, 1997 as compared to approximately one month in the six months ended June 30, 1996.

  Provision for Income Taxes. The Company had effective tax rates of approximately 40% and 36% for the six months ended June 30, 1996 and 1997, respectively. The tax rate decrease was primarily based on the results of foreign operations in countries where the tax rates are lower than in the United States and from a larger percentage of income generated from tax-free interest income. Based on the results to date, the Company believes it will be able to utilize the lower tax rates in Malaysia and the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

          During the six months ended June 30, 1996 and 1997, the Company financed its operations primarily through cash flows generated from operations. Net cash provided by operations was $97,000 and $5.5 million for the six months ended June 30, 1996 and 1997, respectively. The increase in the cash provided by operations between these periods consisted primarily of a decrease in accounts receivable and an increase in deferred revenues. The Company improved collections on license fees by receiving a higher percentage of new license fees at the time of signing the contract. The Company has also entered into contracts for which initial payments have been received but software license revenues cannot be recognized. To the extent payments have been received, deferred revenues are recorded until the criteria for license revenue recognition have been met. The Company invoices clients for maintenance at the beginning of a maintenance period and generally will receive payment prior to recognizing all of the revenues associated with the maintenance invoice. The change in deferred revenues was primarily due to a large increase in maintenance billings from the increased number and size of software licensees. While there was an increase in deferred revenues, there was no similar increase in accounts receivable. This was due to the collections of the accounts receivable on the maintenance contracts.

          Investing activities used cash of $629,000 and $11.3 million for the six months ended June 30, 1996 and 1997, respectively. Investing activities during the six months ended June 30, 1997 consisted primarily of a change in the investment portfolio whereby the Company increased its positions in investments which matured in less than 90 days and had fewer investments in securities with maturities greater than 90 days.

          Financing activities provided cash of $51.8 million for the six months ended June 30, 1996 and used cash of $1.0 million for the six months ended June 30, 1997. Financing activities during the six months ended June 30,1996 consisted primarily of proceeds of $52.6 million from the issuance of common stock in the initial public offering, proceeds of $443,000 from the exercise of stock options and the repayment of $1.3 million of debt. Financing activities during the six months ended June 30,1997 consisted primarily of the repayment of $1.8 million of debt, offset by the release of a letter of credit of $505,000. In connection with the acquisition of Chalke Incorporated on March 31, 1995, the Company issued a promissory note in the principal amount of $3.0 million, with an imputed interest rate of 7.91% per annum. The final payment of $1.5 million was paid on April 4, 1997.

          As of June 30, 1997, the Company had $55.4 million in cash, cash equivalents and marketable securities. The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.

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

Risks Associated with International Operations.The Company intends to expand its international sales activity as part of its business strategy. To accomplish such expansion, the Company must establish additional foreign operations and hire additional personnel, requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition or results of operations. An increase in the value of the U.S dollar relative to foreign currencies could make the products more expensive and, therefore, potentially less competitive in those markets. An increasing portion of the Company's international sales are denominated in foreign currency. The Company hedges some of this risk; however, significant fluctuations in the value of foreign currencies could have an adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

Accounting Standards Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" must be adopted in the fourth quarter of 1997. Upon such adoption, all prior periods are required to be restated. The standard requires the replacement of the current primary earnings per share presentation with a basis earnings per share presentation. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The standard also requires companies with complex capital stock structures to disclose diluted earnings per share and, among other things, a reconciliation of the numerator and denominator for purposes of the calculation. Management does not believe the adoption of SFAS No. 128 will not have a material impact on the calculation of earnings per share.

In February 1997, the Financial Accounting Standards Board ("FASB") also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This pronouncement establishes standards for the disclosure of information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the disclosures in the financial statements of the Company.

In June 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) SFAS No. 130 establishes standards for reporting and display of comprehensive income, which is defined as the equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires restatement of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to impact the presentation of financial information only.

SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          On March 18, 1997, Elery G. Montagna and Marjory G. Montagna filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "New York Complaint") against the Company, its Chief Executive Officer, its Executive Vice President and its Chief Financial Officer, as well as against Alex. Brown & Sons Incorporated ("Alex. Brown") and Hambrecht & Quist LLC ("Hambrecht & Quist"), the lead managers of the Company's initial public offering. On April 8, 1997, Marc A. Feiner filed a purported class action lawsuit in the United States District Court for the District of Connecticut (the "Connecticut Complaint") against the Company, its directors and its Chief Financial Officer, as well as against Alex. Brown and Hambrecht & Quist. On July 8, 1997, Marc A. Feiner, Joseph Aogiere, Arthur S. Davis, Theodore S. Davis, James Gregory, Brian Kreidler, Daniel Kreidler, Robert Miller, Elery Montagna, Marjory Montagna and Gilda Shapiro Trust filed a Consolidated Amended Class Action Complaint in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the New York Complaint and the Connecticut Complaint were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs are seeking an undetermined amount of damages and costs and expenses of the litigation. Although the Company believes that it has meritorious defenses to the claims made in the lawsuit and intends to contest the lawsuit vigorously, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the 1997 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on April 24, 1997, the following matters were acted upon by the stockholders of the Company:

          1. The election of Jonathan M. Schofield and William W. Wyman as Class I Directors for the ensuing three years; and

          2. Ratification of the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the current year.

          The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 12,433,712. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Peter L. Bloom, Shane A. Chalke, David W. Clark, Jr., Joseph H. Fisher, William E. Ford and William C. Stone. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                       Votes           Votes            Votes                           Broker
                                         For        Withheld           Against       Abstentions       Non-Votes
                                         ---        --------           -------       -----------       ---------
Election of Class I Directors:

Jonathan M. Schofield                11,181,111       13,463           N/A         N/A                N/A
William W. Wyman                     11,181,211       13,363           N/A         N/A                N/A

Ratification of Independent
Public Accountants                   11,159,080          N/A           32,313      3,181              N/A

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



                                       SS&C TECHNOLOGIES, INC.


Date:  August 14, 1997                By:/s/ John S. Wieczorek
                                         ------------------------
                                           John S. Wieczorek
                                           Vice President, Chief
                                           Financial Officer and
                                           Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX



Exhibit Number         Description
--------------         -----------


  11                      Statement re Computation of Per Share Earnings

  27                      Financial Data Schedule