Form 10-Q
period 1997-09-30
SS&C TECHNOLOGIES INC
filed 1997-11-13
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1997

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

Yes    X       No
    ------        ------

Number of shares outstanding of the issuer's classes of common stock as of October 31, 1997:

            Class                                 Number of Shares Outstanding
--------------------------------------            ----------------------------
Common Stock, par value $.01 per share                      12,617,019

                            SS&C TECHNOLOGIES, INC.

                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.        FINANCIAL INFORMATION

       Item 1. Financial Statements


               Consolidated Condensed Balance Sheets at
               December 31, 1996 and September 30, 1997                    3

               Consolidated Condensed Statements of Operations
               for the three- and nine-month periods
               ended September 30, 1996 and 1997                           4

               Consolidated Condensed Statements of Cash Flows
               for the nine-month periods ended September 30, 1996         5
               and 1997

               Notes to Consolidated Condensed Financial
               Statements                                                 6-8

       Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                 9-16


PART II.       OTHER INFORMATION

               Item 1. Legal Proceedings                                   17

               Item 2. Changes in Securities and Use of Proceeds           17

               Item 6. Exhibits and Reports on Form 8-K                    18

SIGNATURE                                                                  19

EXHIBIT INDEX                                                              20

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

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                    December 31,        September 30,
                                                                       1996                 1997
                                                                  ----------------     ---------------
                                                                                         (unaudited)
                                                      ASSETS
Current assets:
      Cash and cash equivalents                                    $       36,091       $      25,203
      Marketable securities                                                15,580              29,661
      Accounts receivable, net                                              8,434               8,200
      Unbilled accounts receivable, net                                     3,455               3,199
      Income taxes                                                          1,058                 704
      Other                                                                   885               1,527
                                                                  ----------------     ---------------
                Total current assets                                       65,503              68,494

Property and equipment, net                                                 3,126               3,596
Unbilled accounts receivable - related party                                  630                 420
Unbilled accounts receivable, net                                           1,387               1,103
Intangible assets, net                                                      1,905               1,470
Deferred income taxes                                                       3,230               3,230
Other                                                                         505                   -
                                                                  ----------------     ---------------

                Total assets                                       $       76,286       $      78,313
                                                                  ================     ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt - related party            $        1,390       $           -
      Current portion of long-term debt                                       450                   -
      Accounts payable                                                        476                 786
      Accrued expenses                                                      2,526               3,419
      Deferred revenues                                                     7,090               8,303
                                                                  ----------------     ---------------
                Total current liabilities                                  11,932              12,508
                                                                  ----------------     ---------------

Commitments and Contingencies (Note 5)

Stockholders' equity:
      Common stock                                                            137                 139
      Additional paid-in capital                                           69,598              70,032
      Accumulated deficit                                                  (2,976)             (1,961)
                                                                  ----------------     ---------------
                                                                           66,759              68,210
      Less treasury stock, at cost                                         (2,405)             (2,405)
                                                                  ----------------     ---------------
                Total stockholders' equity                                 64,354              65,805
                                                                  ----------------     ---------------

                Total liabilities and stockholders' equity         $       76,286       $      78,313
                                                                  ================     ===============

    See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (in thousands, except share and per share information)



                                                              Three Months Ended                     Nine Months Ended
                                              ------------------------------------------   --------------------------------------
                                                  September 30,         September 30,        September 30,        September 30,
                                                     1996                   1997                 1996                  1997
                                              -------------------    -------------------   -----------------     ----------------
Revenues:
     Software licenses                        $           2,765       $            5,104    $        10,199      $       12,475
     Maintenance                                          1,576                    2,308              4,402               6,264
     Professional services                                1,501                    1,793              4,340               5,561
                                              ------------------      -------------------   ----------------    ----------------
         Total revenues                                   5,842                    9,205             18,941              24,300
                                              ------------------      -------------------   ----------------    ----------------
Cost of revenues:
     Software licenses                                      157                      126                404                 382
     Maintenance                                            584                      617              1,405               1,935
     Professional services                                1,129                    1,339              3,241               3,770
                                              ------------------      -------------------   ----------------    ----------------
         Total cost of revenues                           1,870                    2,082              5,050               6,087
                                              ------------------      -------------------   ----------------    ----------------
Gross profit                                              3,972                    7,123             13,891              18,213
                                              ------------------      -------------------   ----------------    ----------------
Operating expenses:
     Selling and marketing                                2,375                    2,998              6,620               7,927
     Research and development                             1,751                    2,042              4,951               5,351
     General and administrative                             971                    2,177              2,881               4,901
                                              ------------------      -------------------   ----------------    ----------------
         Total operating expenses                         5,097                    7,217             14,452              18,179
                                              ------------------      -------------------   ----------------    ----------------
Operating income (loss)                                  (1,125)                     (94)              (561)                 34

Interest income, net                                        433                      496                554               1,494
                                              ------------------      -------------------   ----------------    ----------------

Income (loss) before income taxes                          (692)                     402                 (7)              1,528
Provision (benefit) for income taxes                       (259)                     109                 14                 513
                                              ------------------      -------------------   ----------------    ----------------
Net income (loss)                             $            (433)      $              293    $           (21)    $         1,015
                                              ==================      ===================   ================    ================


Net income (loss) per common and
  common equivalent share                     $           (0.04)      $             0.02    $         (0.00)    $          0.08
                                              ==================      ===================   ================    ================

Weighted average number of common and
   common equivalent shares outstanding              12,297,920               13,146,356         11,000,439          12,917,191
                                              ==================      ===================   ================    ================

    See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                         Nine Months Ended
                                                                           ----------------------------------------------
                                                                              September 30,             September 30,
                                                                                   1996                      1997
                                                                           ---------------------      -------------------
Cash flows from operating activities:
   Net income (loss)                                                        $               (21)       $           1,015
                                                                           ---------------------      -------------------
   Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
       Depreciation and amortization                                                      1,289                    1,356
       Deferred income taxes                                                               (337)                     -
       Provision for doubtful accounts                                                      205                      978
       Changes in operating assets and liabilities:
          Accounts receivable                                                              (564)                    (379)
          Unbilled accounts receivable                                                     (965)                     385
          Income taxes                                                                     (493)                     354
          Other                                                                             442                     (642)
          Accounts payable                                                                 (231)                     310
          Accrued expenses                                                                 (679)                     893
          Deferred revenues                                                              (1,270)                   1,213
                                                                           ---------------------      -------------------
              Total adjustments                                                          (2,603)                   4,468
                                                                           ---------------------      -------------------

   Net cash (used in)  provided by operating activities                                  (2,624)                   5,483
                                                                           ---------------------      -------------------

Cash flows from investing activities:
   Additions to other assets - capitalized software                                         -                       (206)
   Additions to property and equipment                                                   (1,154)                  (1,185)
   Purchases of marketable securities, net                                                  -                    (14,081)
                                                                           ---------------------      -------------------

   Net cash used in investing activities                                                 (1,154)                 (15,472)
                                                                           ---------------------      -------------------

Cash flows from financing activities:
   Exercise of options                                                                      659                      287
   Issuance of common stock                                                              52,639                      149
   Release of collateral requirement on letter of credit                                    -                        505
   Repayment of debt                                                                     (1,288)                  (1,840)
                                                                           ---------------------      -------------------

   Net cash provided by (used in)  financing activities                                  52,010                     (899)
                                                                           ---------------------      -------------------

Net increase (decrease) in cash and cash equivalents                                     48,232                  (10,888)
Cash and cash equivalents, at beginning of period                                         1,585                   36,091
                                                                           ---------------------      -------------------

Cash and cash equivalents, at end of period                                 $            49,817        $          25,203
                                                                           =====================      ===================

Supplemental disclosure of cash flow information: Cash paid for:
        Interest                                                            $               212        $             111
        Income taxes                                                                      1,271                       98

    See accompanying notes to Consolidated Condensed Financial Statements.

                SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                             (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1997, respectively. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1996 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Net Income per Common and Common Equivalent Share

Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after certain adjustments described below. The computation of net income per common and common equivalent share is based on net income divided by the weighted average number of common and common equivalent shares outstanding during the period after giving effect to all stock splits. Common equivalent shares comprise stock options and warrants using the treasury stock method. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive. For the nine months ended September 30, 1996, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued at prices below the initial public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for that period (using the treasury stock method and the anticipated initial public offering price). Also for the nine months ended September 30, 1996, all preferred stock is considered to be a common stock equivalent based on its terms and conditions.

Fully diluted net income per share is not presented as it is the same as the amounts disclosed in historical net income per share for all periods presented.

Accounting Standards

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) will be adopted by the Company in the fourth quarter of 1997. Upon such adoption, all prior periods are required to be restated. The standard requires the replacement of the current primary earnings per share presentation with a basic earnings per share presentation. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The standard also requires companies with complex capital stock structures to disclose diluted earnings per share and, among other things, a reconciliation of the numerator and denominator for purposes of the calculation. Management does not believe the adoption of SFAS No. 128 will have a material impact on the calculation of earnings per share.

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

In June 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No.
130)and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income, which is defined as the equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires restatement of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to only impact the presentation of financial information.

SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments.

2. Capital Stock:

On April 25, 1996, the Company reincorporated in the State of Delaware and exchanged each outstanding share of common stock for ten shares of common stock,$.01 par value, and exchanged each outstanding share of preferred stock Series A, Series B, and Series C for one share of preferred stock Series A, Series B and Series C, respectively. Holders of outstanding options were entitled, upon exercise, to purchase ten times the number of common stock shares provided in each option, at an exercise price per share of one-tenth the price per share in the option. Each outstanding share of preferred stock was convertible into ten shares of common stock. The Company authorized a total of 25,000,000 shares of common stock, $.01 par value, and a total of 1,000,000 shares of preferred stock, $.01 par value. The outstanding Series A, Series B and Series C preferred stock was subsequently converted into common stock on June 5, 1996, the closing date of the Company's initial public offering. As of September 30, 1997, there was no preferred stock outstanding.

The Company consummated an initial public offering of 3,750,000 shares of common stock on June 5, 1996, of which 723,750 shares were sold by selling stockholders. The Company received proceeds from the offering of approximately $52,639,000, net of underwriting discounts and commissions and offering expenses paid by the Company.

3.   Operating Expenses:

In August 1997, the Company announced a plan to close its Virginia office facility in the fourth quarter of 1997. The Company has recognized a liability for severance packages, outplacement services, unoccupied lease fees under the current lease and other exit costs during the three months ended September 30, 1997. Severance packages and outplacement services for nine employees total $110,000, of which $47,000 has been paid as of September 30, 1997. Remaining lease payments and other exit costs total $230,000. The total of $340,000 has been included in general and administrative expense for the three and nine months ended September 30, 1997.

In August 1997, the Company announced plans to relocate its corporate facilities. In connection with the relocation, and in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and EITF No. 94-3, the Company has recognized in general and administrative expense an impairment loss on the building and furniture it currently occupies and uses of $484,000. Under a current lease, the Company is also obligated to continue making payments from the expected date of the relocation through November 30,

1998. Unoccupied lease fees of $143,000 were included in general and administrative expense for the three and nine months ended September 30, 1997.


4. Related Party Transactions:

In January 1996, the Company licensed its CAMRA and FILMS applications software and certain other programs to a related party for a total purchase price of $2,054,786, including a five-year maintenance program beginning in February 1996. The purchase price was allocated to license fees of $1,543,561, maintenance fees over the five-year period of $375,000 and deferred interest of $136,225 resulting from an extended payment plan. Terms of the agreement include $900,000 paid upon execution of the agreement in January 1996 and quarterly installments of $52,500 payable for five years. In addition, all outstanding receivables and payables between the parties as of January 27, 1996 were forgiven, resulting in an additional $104,786 allocated to the purchase price. Interest was imputed at 9% for payments on the license fee. The amount collected from the related party during the nine months ended September 30, 1997 was $160,285, including sales tax. The balance currently billed and receivable at September 30, 1997 was $53,250.

The note payable to a related party was issued in connection with the Company's acquisition of the assets and operations of Chalke Incorporated on March 31,1995. The Company paid the note in full with all accrued interest on April 4,1997.

5. Commitments and Contingencies:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. On July 8, 1997, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the Complaints were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs in the suit are seeking an undetermined amount of damages and costs and expenses of the litigation. The Company and the leading managers have each filed a motion to dismiss the Consolidated Complaint on the grounds that it fails to state a claim against the Company and the leading managers, respectively. The Company believes it has meritorious defenses to the claims made in the lawsuit and intends to contest the Consolidated Complaint vigorously; however, legal counsel for the Company is unable to predict, with any degree of certainty, the outcome of such claims. While the resolution of these claims could affect the Company's results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. However, the Company is unable to predict the ultimate outcome or the potential financial impact of these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

 Revenues

    The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues increased 58% from $5.8 million in the three months ended September 30, 1996 to $9.2 million in the three months ended September 30, 1997.

    Software Licenses. Software license revenues increased 85% from $2.8 million in the three months ended September 30, 1996 to $5.1 million in the three months ended September 30, 1997. The increase in software license revenues was primarily due to an increase in CAMRA, FILMS, Finesse and International software license revenues. International software license revenues increased 77% from $350,000 in the three months ended September 30, 1996 to $620,000 in the three months ended September 30, 1997. The increase in software license revenues was partially offset by a decline in PTS software license revenues. During the three months ended September 30, 1996, the Company generated the majority of the PTS software license revenues from the second quarter release of PTS 2000. The sales of PTS 2000 in 1996 were primarily to the current client base.

    Maintenance. Maintenance revenues increased 46% from $1.6 million in the three months ended September 30, 1996 to $2.3 million in the three months ended September 30, 1997. The increase was primarily due to an increase in the Company's installed base of clients with maintenance contracts as a result of the Company's license sales for all products.

    Professional Services. Professional services revenues increased 19% from $1.5 million in the three months ended September 30, 1996 to $1.8 million in the three months ended September 30, 1997. The increase was primarily due to the increase in demand for the Company's implementation, conversion and training services, both domestically and internationally, and an increase in the Company's outsourcing business. An increase in international assignments, where hourly rates are significantly higher than rates on domestic assignments, contributed to the increase in implementation, conversion and training services. The increase in professional services revenues from SS&C Direct, the Company's investment accounting outsourcing services, was due to an increase in the assets under management, primarily from a larger client base and also from existing clients increasing the asset size being reported under SS&C Direct services.

 Cost of Revenues

    Total cost of revenues increased 11% from $1.9 million in the three months ended September 30, 1996 to $2.1 million in the three months ended September 30, 1997. The gross margin increased from 68% for the three months ended September 30, 1996 to 77% for the three months ended September 30, 1997, primarily due to an increase in the software license revenues. Software license revenues carry the highest gross profit margin of all of the Company's sources of revenue. The increase in the overall gross profit margin is primarily attributable to the large increase in software license revenues without a corresponding increase in the cost of software licenses.

    Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, as well as to the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software licenses decreased 20% from $157,000 in the three months ended September 30, 1996 to $126,000 in the three months ended September 30, 1997. The cost of software license revenues as a percentage of such revenues decreased from 6% in the three months ended September 30, 1996 to 3% in the three months ended September 30, 1997. The 1997 cost of software license revenues was lower than the 1996 cost of software license revenues primarily due to the decrease in the labor allocated to the distribution process.

    Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues increased 6% from $584,000 in the three months ended September 30, 1996 to $617,000 in the three months ended September 30, 1997. The increase in costs reflected a normal increase in costs including wage adjustments. The cost of maintenance revenues as a percentage of such revenues decreased from 37% in the three months ended September 30, 1996 to 27% in the three months ended September 30, 1997.

    Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues increased 19% from $1.1 million in the three months ended September 30, 1996 to $1.3 million in the three months ended September 30, 1997. The increase in the cost of professional services was primarily attributable to an increase in personnel costs. The cost of professional services revenues as a percentage of such revenues remained relatively stable at 75% in the three months ended September 30, 1996 and 1997.

 Operating Expenses

    Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses increased 26% from $2.4 million in the three months ended September 30, 1996 to $3.0 million in the three months ended September 30, 1997. The increase in selling and marketing expenses was primarily due to an increase in recruiting and personnel expenses related to the hiring of senior sales executives and technical pre-sales consulting staff and an increase in commissions due to the increase in software license revenues. Selling and marketing expenses for the three months ended September 30, 1996 and 1997 represented 41% and 33%, respectively, of total revenues for those periods.

    Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 17% from $1.8 million in the three months ended September 30, 1996 to $2.0 million in the three months ended September 30, 1997. The increase in research and development expenses was primarily due to increases in personnel costs for existing employees, recruiting costs for new employees and costs for independent contractors. Research and development expenses in the three months ended September 30, 1996 and 1997 represented 30% and 22%, respectively, of total revenues for those periods.

    General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 124% from $971,000 in the three months ended September 30, 1996 to $2.2 million in the three months ended September 30, 1997, representing 17% and 24%, respectively, of total revenues for those periods. General and administrative expenses in the three months ended September 30, 1997 included $967,000 accrued for the closing of the Virginia office facility and the announced move of the corporate headquarters. Excluding the $967,000 charge, general and administrative expenses increased 25% from $971,000 in the three months ended September 30, 1996 to $1.2 million in the three months ended September 30, 1997, representing 17% and 13%, respectively, of total revenues for those periods. The increase in general and administrative expenses, excluding the charges associated with the closing of the Virginia office facility and the announced move of the corporate headquarters, was primarily attributable to an increase in the bad debt reserve and an increase in personnel costs, including the salary of the new president of the Company.

    Interest Income. The Company recorded net interest income of $433,000 in the three months ended September 30, 1996 as compared to net interest income of $496,000 in the three months ended September 30, 1997. The increase was primarily due to the proceeds of the initial public offering being fully invested in securities for the entire three-month period ended September 30, 1997. In the three months ended September 30, 1996, the Company was in the process of initially diversifying its securities portfolio.

    Provision for Income Taxes. The Company had effective tax rates of approximately 37% and 27% for the three months ended September 30, 1996 and 1997, respectively. The tax rate decrease was primarily based on a larger percentage of income generated from tax-free interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1997

Revenues

    Total revenues increased 28% from $18.9 million in the nine months ended September 30, 1996 to $24.3 million in the nine months ended September 30, 1997.

    Software Licenses. Software license revenues increased 22% from $10.2 million in the nine months ended September 30, 1996 to $12.5 million in the nine months ended September 30, 1997. The increase was primarily due to an increase in international software license revenues, partially offset by a decline in PTS software license revenues. International software license revenues increased 712% from $350,000 in the nine months ended September 30, 1996 to $2.8 million in the nine months ended September 30, 1997, which included revenues on one contract for $1.5 million. PTS software license revenues declined after the initial license revenues generated from the introduction of PTS 2000 in 1996. The sales of PTS 2000 in 1996 were primarily to the current client base which provided a ready market for the product.

    Maintenance. Maintenance revenues increased 42% from $4.4 million in the nine months ended September 30, 1996 to $6.3 million in the nine months ended September 30, 1997. The increase was primarily due to an increase in the Company's installed base of clients with maintenance contracts as a result of the Company's license sales for all products.

    Professional Services. Professional services revenues increased 28% from $4.3 million in the nine months ended September 30, 1996 to $5.6 million in the nine months ended September 30, 1997. The increase was primarily due to the increase in demand for the Company's implementation, conversion and training services, both domestically and internationally, and an increase in the Company's outsourcing business. An increase in international assignments, where hourly rates are significantly higher than rates on domestic assignments, contributed to the increase in implementation, conversion and training services. The increase in professional services revenue from SS&C Direct, the Company's investment accounting outsourcing services, was due to an increase in the assets under management, primarily from a larger client base and also from existing clients increasing the asset size being reported under SS&C Direct services.

Cost of Revenues

    Total cost of revenues increased 21% from $5.1 million in the nine months ended September 30, 1996 to $6.1 million in the nine months ended September 30, 1997. The gross margin increased from 73% for the nine months ended September 30, 1996 to 75% for the nine months ended September 30, 1997, primarily due to an increase in the software license revenues.

    Cost of Software Licenses. The cost of software license revenues decreased 5% from $404,000 in the nine months ended September 30, 1996 to $382,000 in the nine months ended September 30, 1997. The cost of software licenses revenues decreased primarily due to the decrease in the labor allocated to the distribution process. The cost of software license revenues as a percentage of such revenues decreased from 4% in the nine months ended September 30, 1996 to 3% in the nine months ended September 30, 1997.

    Cost of Maintenance. The cost of maintenance revenues increased 38% from $1.4 million in the nine months ended September 30, 1996 to $1.9 million in the nine months ended September 30, 1997. The increase in costs reflected the continued development of a dedicated support infrastructure for the Company's operations as the total number of full-time employees in client support increased from 23 as of September 30, 1996 to 33 as of September 30, 1997. The cost of maintenance revenues as a percentage of such revenues decreased from

32% in the nine months ended September 30, 1996 to 31% in the nine months ended September 30, 1997.

    Cost of Professional Services. The cost of professional services revenues increased 16% from $3.2 million in the nine months ended September 30, 1996 to $3.8 million in the nine months ended September 30, 1997. The cost of professional services revenues as a percentage of such revenues decreased from 75% in the nine months ended September 30, 1996 to 68% in the nine months ended September 30, 1997, primarily due to an increase in the utilization rates and average billing rates of the personnel performing the services.

Operating Expenses

    Selling and Marketing. Selling and marketing expenses increased 20% from $6.6 million in the nine months ended September 30, 1996 to $7.9 million in the nine months ended September 30, 1997. The increase in selling and marketing expenses was primarily due to direct selling costs associated with a contract signed with an international client, an increase in recruiting and personnel expenses related to the sales and marketing staff and an increase in commissions due to the increase in software license revenues. Selling and marketing expenses in the nine months ended September 30, 1996 and 1997 represented 35% and 33%, respectively, of total revenues for those periods.

    Research and Development. Research and development expenses increased 8% from $5.0 million in the nine months ended September 30, 1996 to $5.4 million in the nine months ended September 30, 1997. The increase in research and development expenses was primarily due to increases in personnel costs for existing employees, recruiting costs for new employees and costs for independent contractors.Research and development expenses in the nine months ended September 30, 1996 and 1997 represented 26% and 22%, respectively, of total revenues for those periods.

    General and Administrative. General and administrative expenses increased 70% from $2.9 million in the nine months ended September 30, 1996 to $4.9 million in the nine months ended September 30, 1997, representing 15% and 20%, respectively, of total revenues for those periods. General and administrative expenses in the nine months ended September 30, 1997 included $967,000 accrued for the closing of the Virginia office facility and the announced move of the corporate headquarters. Excluding the $967,000 charge, general and administrative expenses increased 37% from $2.9 million in the nine months ended September 30, 1996 to $3.9 million in the nine months ended September 30, 1997, representing 15% and 16%, respectively, of total revenues for those periods. The increase in general and administrative expenses, excluding the charges associated with the closing of the Virginia office facility and the announced move of the corporate headquarters, was primarily due to an increase in the bad debt reserve of $784,000, an increase in a reserve for legal expenses and recruiting fees and salary for the new president of the Company. The increase in the reserve for legal fees pertains to various legal issues that the Company is involved in, including the class action lawsuits filed in March and April 1997. The reserve is for legal fees in connection with the defenses. There is no reserve for settlements and the Company believes it has meritorious defenses. See Part II, Item 1 for a more complete description of the litigation.

    Interest Income. The Company recorded net interest income of $554,000 in the nine months ended September 30, 1996 as compared to net interest income of $1.5 million in the nine months ended September 30, 1997. The increase was primarily due to investing the proceeds from the Company's initial public offering for the entire nine-month period ended September 30, 1997 as compared to approximately four months in the nine-month period ended September 30, 1996.

    Provision for Income Taxes. The Company had an effective tax rate of approximately 43%, prior to the one-time assessment by the IRS for $17,000 for tax years 1993-1994, for the nine months ended September 30, 1996. The effective tax rate was 34% for the nine months ended September 30, 1997. The tax rate decrease was primarily based on a larger percentage of income generated from tax-free interest income.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1996 and 1997, the Company financed its operations primarily through cash flows generated from operations and financing activities. Net cash used in operations was $2.6 million for the nine months ended September 30, 1996. Net cash provided by operations was $5.5 million for the nine months ended September 30, 1997. The increase in the cash provided by operations was primarily due to improved collection of accounts and unbilled accounts receivable. Accounts and unbilled accounts receivable increased $1.5 million in the nine months ended September 30, 1996 on a revenue base of $18.9 million. Accounts receivable and unbilled accounts remained relatively stable in the nine months ended September 30, 1997 on a revenue base of $24.3 million. The receivable level has remained relatively stable even while revenues have increased. The Company improved collections on license fees by receiving a higher percentage of new license fees at the time of signing the contract. In addition, the balance in deferred revenues has increased while there has been no corresponding increase in accounts and unbilled accounts receivable. This was primarily due to an increase in the number and size of maintenance clients. The Company invoices clients for maintenance at the beginning of a maintenance period and generally will receive payment prior to recognizing all of the revenues associated with the maintenance service. The change in deferred revenues was due to a large increase in maintenance billings and collections of the accounts receivable on these billings, while the revenue has yet to be recognized.

        Investing activities used cash of $1.2 million and $15.5 million for the nine months ended September 30, 1996 and 1997, respectively. Investing activities during the nine months ended September 30, 1997 consisted primarily of a change in the Company's investment portfolio whereby the Company increased its positions in investments which matured in less than 90 days and had fewer investments in securities with maturities greater than 90 days.

        Financing activities provided cash of $52.0 million for the nine months ended September 30, 1996 and used cash of $899,000 for the nine months ended September 30, 1997. Financing activities during the nine months ended September 30, 1996 consisted primarily of proceeds of $52.6 million from the issuance of common stock in the initial public offering, proceeds of $659,000 from the exercise of stock options, net of the repayment of $1.3 million of debt. Financing activities during the nine months ended September 30, 1997 consisted primarily of the repayment of $1.8 million of debt, offset by the release of a letter of credit of $505,000. In connection with the acquisition of Chalke Incorporated on March 31, 1995, the Company issued a promissory note in the principal amount of $3.0 million, with an imputed interest rate of 7.91% per annum. The final payment of $1.5 million was paid on April 4, 1997.

        As of September 30, 1997, the Company had $54.9 million in cash, cash equivalents and marketable securities. The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.

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

Management of Growth. The Company's business has grown significantly in size and complexity over the past several years. The growth in the size and complexity of the Company's business as well as its client base has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company's senior management has had limited experience in managing publicly traded companies. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, financial condition and results of operations could be materially adversely affected.

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

Key Personnel. The Company's success will depend in large part upon its ability to attract, train and retain highly-skilled technical, managerial and sales personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business operating results and financial condition. The Company continues to hire a significant number of additional sales, service and technical personnel. Competition for the hiring of such personnel in the software industry is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location can be difficult. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the forseeable future, there can be no assurance that the Company will be able to do so.

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

Accounting Pronouncements. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) will be adopted by the Company in the fourth quarter of 1997. Upon such adoption, all prior periods are required to be restated. The standard requires the replacement of the current primary earnings per share presentation with a basic earnings per share presentation. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The standard also requires companies with complex capital stock structures to disclose diluted earnings per share and, among other things, a reconciliation of the numerator and denominator for purposes of the calculation. Management does not believe the adoption of SFAS No. 128 will have a material impact on the calculation of earnings per share.

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

In June 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) SFAS No. 130 establishes standards for reporting and display of comprehensive income, which is defined as the equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires restatement of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to only impact the presentation of financial information.

SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders.

It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

        On March 18, 1997, Elery G. Montagna and Marjory G. Montagna filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "New York Complaint") against the Company, its Chief Executive Officer, its Executive Vice President and its Chief Financial Officer, as well as against BT Alex. Brown Incorporated (as successor to Alex. Brown & Sons Incorporated, "Alex. Brown") and Hambrecht & Quist LLC ("Hambrecht & Quist"), the lead managers of the Company's initial public offering. On April 8, 1997, Marc A. Feiner filed a purported class action lawsuit in the United States District Court for the District of Connecticut (the "Connecticut Complaint") against the Company, its directors and its Chief Financial Officer, as well as against Alex. Brown and Hambrecht & Quist. On July 8, 1997, Marc A. Feiner, Joseph Aogiere, Arthur S. Davis, Theodore S. Davis, James Gregory, Brian Kreidler, Daniel Kreidler, Robert Miller, Elery Montagna, Marjory Montagna and Gilda Shapiro Trust filed a Consolidated Amended Class Action Complaint in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the New York Complaint and the Connecticut Complaint were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs are seeking an undetermined amount of damages and costs and expenses of the litigation. On October 3, 1997, the Company filed a motion to dismiss the Consolidated Complaint on the grounds that it failed to state a claim against the Company or the individual defendants. On October 6, 1997, Alex. Brown and Hambrecht and Quist filed a similar motion to dismiss the Consolidated Complaint on the grounds that it failed to state a claim against them. Although the Company believes that it has meritorious defenses to the claims made in the lawsuit and intends to contest the lawsuit vigorously, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

    This Item 2 contains information with respect to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

     (1) The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094)(the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

     (2)  The date on which the Offering commenced was May 30, 1996.

     (3)  Not applicable.

     (4)  (i)     The Offering terminated after the sale of all securities
                  registered pursuant to the Registration Statement. The closing of the Offering occurred on June 5, 1996.

          (ii)    The managing underwriters of the Offering were:

                                Alex. Brown & Sons Incorporated
                                Hambrecht & Quist LLC

          (iii) The Company registered Common Stock, $.01 par value per share, pursuant to the Registration Statement.

          (iv) For the account of the Company (a) 3,026,250 shares of Common Stock were registered pursuant to the Registration Statement,
                  (b) the aggregate Offering price of the amount registered was $57,498,750, (c) the amount sold pursuant to the Offering was 3,026,250 shares of Common Stock and (d) the aggregate Offering price of the amount sold was $57,498,750.

                  For the accounts of the Selling Stockholders in the Offering,
                  (a) 1,286,250 shares of Common Stock were registered pursuant to the Registration Statement, (b) the aggregate Offering price of the amount registered was $24,438,750, (c) the amount sold pursuant to the Offering was 1,286,250 shares of Common Stock and (d) the aggregate Offering price of the amount sold was $24,438,750.

          (v) In connection with the Offering, the Company made direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company as follows:


                  Underwriting Discounts and Commissions     $4,024,913
                  Other Expenses                             $  834,547
                  Total Expenses                             $4,859,460


          (vi) The net Offering proceeds to the Company after deducting the Total Expenses described in (v) above were $52,639,290.

          (vii) From the effective date of the Registration Statement through September 30, 1997, the Company has used the net Offering proceeds to the Company as follows:

                  Repayment of Indebtedness                  $450,000
                  Working Capital                            $3,150,000*
                  Municipal Bonds                            $40,039,290
                  Municipal Bond Funds                       $4,000,000
                  Corporate Bonds                            $5,000,000

                  * Estimate


                  All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

          (viii)  Not applicable.

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



                                 SS&C TECHNOLOGIES, INC.


Date: November 13, 1997          By: /s/ John S. Wieczorek
                                     ------------------------
                                     John S. Wieczorek
                                     Vice President, Chief
                                     Financial Officer and
                                     Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

                             EXHIBIT INDEX


Exhibit Number         Description
--------------         -----------

 11                      Statement re Computation of Per Share Earnings

 27                      Financial Data Schedule
