Form 10-K
period 1997-12-31
SS&C TECHNOLOGIES INC
filed 1998-03-31
CIK 1011661

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

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934FOR THE TRANSITION PERIOD FROM          TO
                        COMMISSION FILE NUMBER 0-28430

                               ----------------

                            SS&C TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                               06-1169696
         (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 23, 1998, the approximate aggregate market value of the common stock held by non-affiliates of the Registrant was $129,151,719 based on the closing sales price of $18.50 of the Registrant's Common Stock on the Nasdaq National Market on such date.

  As of March 23, 1998, 14,446,763 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                     PART OF REPORT INTO
                  DOCUMENT                           WHICH INCORPORATED
--------------------------------------------  ---------------------------------
Portions of the Registrant's 1997 Annual      Items 6, 7 & 8 of Part II
Report to Stockholders
Portions of the Registrant's Proxy Statement Items 10, 11, 12 & 13 of Part III for the Annual
Meeting of Stockholders to be held April 30,
1998


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            SS&C TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

 FORM 10-K
   ITEM                                                                      PAGE
 ---------                                                                   ----
                                        PART I
 Item 1.   Business.......................................................     2
 Item 2.   Properties.....................................................     9
 Item 3.   Legal Proceedings..............................................     9
 Item 4.   Submission of Matters to a Vote of Security Holders............    10
           Executive Officers of the Registrant...........................    10
                                       PART II
           Market for Registrant's Common Equity and Related Stockholder
 Item 5.   Matters........................................................    11
 Item 6.   Selected Financial Data........................................    12
           Management's Discussion and Analysis of Financial Condition and
 Item 7.   Results of Operations..........................................    12
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....    12
 Item 8.   Financial Statements and Supplementary Data....................    12
           Changes in and Disagreements with Accountants on Accounting and
 Item 9.   Financial Disclosure...........................................    12
                                       PART III
 Item 10.  Directors and Executive Officers of the Registrant.............    13
 Item 11.  Executive Compensation.........................................    13
           Security Ownership of Certain Beneficial Owners and
 Item 12.  Management.....................................................    13
 Item 13.  Certain Relationships and Related Transactions.................    13
                                       PART IV
           Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14.  K..............................................................    13

                          FORWARD-LOOKING INFORMATION

  This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                               ----------------

  PTS and Macro Pricing are registered trademarks, SS&C, CAMRA, CAMRA 2000, FILMS, FILMS 2000, PTS 2000, FOTOS, Allocator Plus, EPN E-Z Link, Finesse 2000, SS&C GO Trading, Total Return, Mabel, and Antares are trademarks, and SS&C Direct is a service mark of either SS&C Technologies, Inc. or one of its subsidiaries. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                    PART I

ITEM 1. BUSINESS

  SS&C Technologies, Inc. (the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated in Delaware in April 1996. The Company commenced the initial public offering of its common stock, $.01 par value per share (the "Common Stock"), on May 31, 1996, pursuant to which the Company sold 3,026,250 shares of Common Stock and selling stockholders sold an aggregate of 723,750 shares of Common Stock.

  The Company is a leading provider of client/server-based financial software solutions, and related consulting services, designed to improve the efficiency and effectiveness of investment management, actuarial and analytical functions across a broad range of financial institutions. The Company has developed a family of software products that provides a full range of mission-critical information management and analysis, accounting, reporting and compliance tools to help high-level investment and actuarial professionals make informed, real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products are focused on improving the effectiveness of decision-making through open, fully integrated access to meaningful data provided on a timely basis. The Company provides products and services to more than 500 organizations worldwide and its customers include asset managers, insurance companies, banks, corporate treasuries and government agencies.

  All of the Company's software products feature (i) an intuitive user interface; (ii) a high degree of automation and integration with the Company's other systems, legacy systems, data services and third-party tools; and (iii) a highly scalable and flexible architecture. These features are intended to enable clients to decrease staff learning time, integrate systems more tightly, scale the technical environment to the appropriate size and tailor the product suite to their business requirements.

RECENT EVENTS

  On March 20, 1998, the Company completed its acquisition (the "Quantra Acquisition") of substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, dated as of March 20, 1998, among the Company, Quantra and AEGON USA Realty Advisors, Inc., the controlling stockholder of Quantra. The purchase price for the Quantra Acquisition consisted of 546,019 shares of the Company's Common Stock, $3,500,000 in cash and the assumption of certain of the liabilities of Quantra. The Company used authorized but previously unissued shares of Common Stock and cash from the proceeds from the Company's initial public offering in connection with the acquisition. The Quantra Acquisition will be accounted for as a purchase. Quantra is a provider of real estate equity and debt investment management systems with its major offices in Chicago and Atlanta. Quantra's products include Mortgage Loan Management System ("MLMS"), PRO-JECT for Windows, SKYLINE, Real Estate Management System ("REMS") and Portfolio Strategy System ("PSS").

  The Company and Quantra also entered into an Escrow Agreement pursuant to which $1,230,200 of the cash consideration will be held in escrow to reimburse the Company in connection with certain acquisition costs and the breaches of representations, warranties or covenants by Quantra.

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

  The following chart summarizes the Company's principal products and services and typical users:

        PRODUCTS AND SERVICES                         TYPICAL USERS
        ---------------------                         -------------

PORTFOLIO MANAGEMENT, INVESTMENT          Portfolio managers and investment
ACCOUNTING                                operations personnel of asset
  CAMRA 2000                              managers, hedge funds, family wealth
  Total Return                            managers, insurance companies,
  Mabel                                   pension funds, public funds and
                                          banks

TRADE ORDER MANAGEMENT                    Securities traders and portfolio
  Antares (in Beta release)               managers of asset managers, hedge
                                          funds, family wealth managers,
                                          pension funds and other financial
                                          institutions

ASSET/LIABILITY MANAGEMENT                Insurance company CEO's, CFO's,
  PTS 2000                                product managers and acturial
                                          professionals

DYNAMIC FINANCIAL ANALYSIS                CEO's, CFO's and risk managers of
  Finesse 2000                            property and casualty insurance
                                          companies and other industries

LOAN MANAGEMENT                           Mortgage loan portfolio managers and
  FILMS 2000                              loan service businesses

CONSULTING SERVICES AND OUTSOURCING       Asset management firms, insurance
SERVICES                                  companies, pension funds, and banks
  Consulting Services
  SS&C Direct

  The Company's software applications are compatible with Intel x86 platforms (IBM PC compatible or emulators) and a wide range of popular topologies, protocols and network operating systems, including Ethernet, Token Ring, IPX/SPX, TCP/IP, NET BEUI, Novell Netware, Windows, Windows95, Windows NT, Pathworks and UNIX.

  The prices of the Company's software products vary depending upon the product features included and, in the case of the Company's CAMRA 2000 and FILMS 2000 products, on the assets under management by the client. The Company's PTS 2000 software is available for purchase by site or as an individual CPU license. The Company's Total Return software is available for purchase by site or on the number of concurrent users.

PORTFOLIO MANAGEMENT, INVESTMENT ACCOUNTING

 CAMRA 2000

  The Company's complete asset management, reporting and accounting ("CAMRA 2000") software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA 2000 is a 32-bit, multi-user, integrated solution tailored to support the entire portfolio management function and includes features to execute, account for and report on all typical securities transactions.

  CAMRA 2000 is designed to account for all the activity of the investment operation and continually update through the processing of day-to-day securities transactions. The product accounts for both transactions and holdings and stores the results of most accounting calculations in the product's open, relational database, thereby providing user-friendly, flexible data access as well as supporting data warehousing. In addition to storing transactions and holdings data on securities, cash, and foreign exchange forward contracts, CAMRA 2000 also stores data on custodians, brokers and broker budgets, analytical information, general ledger entries, alternative accounting basis, tax information and other aspects of the investment operation. To facilitate further automation of such extensive stored data, the Company has developed interfaces to many custodian banks, data providers and analytic data services.

Other CAMRA 2000 features include the following:

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

  Regulatory Compliance. CAMRA 2000 includes standard reports to meet the annual and quarterly regulatory reporting requirements of insurance organizations as promulgated by the National Association of Insurance Commissioners ("NAIC"). CAMRA 2000 also supports regulatory reporting requirements of various other regulatory agencies such as the Securities and Exchange Commission ("SEC") and the Office of the Comptroller of the Currency ("OCC").

  CAMRA 2000 is designed to facilitate seamless integration with its software modules. Modules to CAMRA 2000 are available for performance measurement using computations consistent with the standards of the Association for Investment Management and Research ("AIMR"), portfolio compliance, net asset value computations for mutual funds, optimization of trading in mortgage-backed securities on a to be announced ("TBA") basis, client fee billing, portfolio rebalancing and interfacing with various products of Bloomberg Trade Book, Open Bloomberg and other analytic data services.

 Total Return

  Total Return is a portfolio management and partnership accounting system oriented toward the hedge fund and family wealth markets. It is a multi-currency system which, like CAMRA 2000, is designed to provide securities accounting and reporting for businesses with high transaction volumes. Partnership accounting, including the generation of tax forms 1065 and K-1, are provided through Total Return's TR1065 module. Total Return also incorporates a comprehensive general ledger. Performance measurement using computations consistent with AIMR standards is also provided through a module to the system. Other modules to Total Return provide for tax reporting and trust reporting. Total Return also has interfaces with brokers, pricing services, data services and front-end trading systems.

 Mabel

  Mabel is a portfolio management system from the Company's Netherlands-based Mabel Systems ("Mabel") subsidiary that is used by clients throughout Europe and the Caribbean. Mabel's functionality includes accounting and reporting, performance measurement consistent with AIMR standards, net asset value calculations for mutual funds and support for stock brokering and custodial services. The Mabel system is designed to automatically map data to and from messages in the S.W.I.F.T. ("Society for Worldwide Interbank Financial Communications") format.

TRADE ORDER MANAGEMENT

 Antares (in Beta release)

  Antares is in Beta release as of December 31, 1997 and is expected to be generally released during the third quarter of 1998. Antares is a comprehensive trading and trade modeling system designed to integrate trade modeling with trade order management. Modeling scenarios can be customized and stored, including trader-defined formulas, in a familiar spreadsheet environment. Antares is designed to transfer data seamlessly from modeling scenarios to trade orders. In Antares, trades can be managed in the multiple steps of trade ordering, filling the order and approving the trade or recorded in a single step. Further, Antares can allocate trades across accounts at any step in the process.

  Trade blotters in Antares can be customized depending on client, product type or trader. Full position accounting is provided across all types of securities. Antares also accepts real-time pricing updates and can display real-time positions and profit and loss statements. Portfolio rebalancing can be set to occur automatically. As Antares uses an open relational database, customized reporting is supported through its own report writing facilities or through other third-party reporting tools. Antares also includes functionality to automate the processing of options, futures and forward currency contracts.

  For some financial institutions, the Antares trading system may serve as a comprehensive, stand-alone investment management system. For financial institutions with more accounting and historical reporting requirements, Antares may serve as the front-end trading system connected to CAMRA 2000, Total Return or other portfolio management investment accounting systems.

ASSET/LIABILITY MANAGEMENT

 PTS 2000

  PTS 2000 provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex sets of options and covenants frequently encountered in insurance contracts or comparable agreements. PTS 2000 includes the following features:

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

DYNAMIC FINANCIAL ANALYSIS

 Finesse 2000

  The Company's Finesse 2000 system is a Dynamic Financial Analysis ("DFA") tool designed and developed in cooperation with Ernst & Young LLP, to model operating results, gauge the effects of reinsurance and validate pricing, value business transactions such as mergers and acquisitions, measure the impact of new products, predict cash flows, analyze the impact of investment decisions and improve strategic planning. Finesse 2000 generates iterative, computer-simulated scenarios in response to events that may have an impact on a client's business. The results of this iterative process are stored in Finesse 2000's "virtual general ledger," which mimics the financial accounting that would occur if these scenarios were to occur. All simulated results are recorded and can be easily viewed on Finesse 2000's "graphical palette," an on-line facility that visually depicts the likely occurrence of one or more specific events.

LOAN MANAGEMENT

 FILMS 2000

  The Company's fully integrated loan management system ("FILMS 2000") enables mortgage professionals to process, analyze and report on a comprehensive basis information regarding their mortgage loan portfolios. Like CAMRA 2000, FILMS 2000 is a multi-user, integrated solution operating on a client/server platform, which eliminates the need for separate, independent systems within the mortgage loan area. FILMS 2000, which can be integrated with data stored in the Company's CAMRA 2000 and PTS 2000 products, provides the following features:

  Application and Commitment Processing. FILMS 2000 supports the processing of commercial and residential mortgage loans, providing on-line access to critical evaluative information, including credit history, appraisals, LTV ratio, broker information, duration, convexity, average life and discounted cash flow valuation, permitting loan recommendations to be generated quickly, consistently and easily.

  Accounting and Servicing Support. FILMS 2000 supports accurate and consistent servicing of loans, including general ledger entries at the sub-portfolio level, with a direct interface to the corporate general ledger. FILMS 2000 also maintains appraisals and operating statements at the proper level to support loan and portfolio management.

  Comprehensive Reports. FILMS 2000 generates and supports a wide range of accounting, servicing and management reports. All reports can be viewed on-line, downloaded or printed.

CONSULTING SERVICES AND OUTSOURCING SERVICES

 Consulting Services

  Building upon the capability and flexibility of its software products, the Company offers a range of professional services to assist clients in implementing the Company's software products and meeting their portfolio management needs. To facilitate successful product implementation, the Company's consultants assist clients with initial installation of a system, conversion of the client's historical data and ongoing training and support. The Company's team works closely with the client to ensure smooth transition and operation of the Company's systems. The Company believes its commitment of dedicated professionals to facilitate the transition process strengthens its relationship with the client, provides the Company with valuable information regarding client requirements and offers the opportunity for sales of additional Company products and services to the client. The Company's consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and professionals in the real estate, investment, insurance and banking industries. In addition, the Company also offers actuarial consulting services to its insurance company and other financial institution clients. The Company believes its commitment to professional services facilitates the adoption of the Company's software products across its target markets.

 SS&C Direct

  For those clients wishing to outsource certain portfolio accounting, reporting and analysis functions, the Company also provides comprehensive outsourcing services through its SS&C Direct operating unit. The Company's consultants initially work with a client to research and evaluate data sources, implement custodian and pricing interfaces and determine reporting requirements and timing. The Company provides its clients with accurate, processed data on a timely basis, enabling investment professionals to utilize their time analyzing data and making investment decisions rather than managing the back-office investment operations. The features of the Company's outsourcing services include: (i) customized access rights to provide on-line access for senior management; (ii) regular holdings reports and complete regulatory support; (iii) disk mirroring, daily back-up of the system and other data protection measures; and (iv) disaster recovery hot site services.

PRODUCT SUPPORT

  The Company believes its high level of service and support is critical to its success, and an important competitive advantage. Furthermore, the Company believes that a close and active service and support relationship is important to client satisfaction and also provides the Company with important information regarding evolving client requirements. For example, the Company provides each of its significant clients with a dedicated client support representative whose primary responsibility is to resolve questions and concerns and act as a liaison between the client and the Company. In addition, the Company provides direct telephone support from 8:30 a.m. to 7:00 p.m. Eastern Time, Mondays through Thursdays, from 8:30 a.m. to 5:30 p.m. on Fridays and also on weekends during year-end reporting, as well as use of electronic bulletin boards and other forms of electronic data distribution that provide clients with the latest information regarding the Company's products. The Company also provides periodic maintenance releases of licensed software to its clients, including regulatory updates, generally during the fourth quarter, to enable them to meet industry reporting obligations and other processing requirements as they evolve. The Company's service and support activities are supplemented by a comprehensive training program, including introductory training courses for new users and dedicated seminars for investment professionals to familiarize them with the capabilities of the Company's systems.

CLIENTS

  The Company's clients include a wide range of financial institutions and other organizations that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis, and include asset managers, insurance companies, banks, mutual funds, corporate treasuries, pension funds and government agencies. The Company provides products and services to more than 500 organizations worldwide.

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

  As of December 31, 1997, the Company's research and development staff consisted of 100 employees. The Company's total expenses for research and development, excluding purchased in-process research and development, for the years ended December 31, 1995, 1996 and 1997 were $7.7 million, $8.4 million and $10.2 million, respectively.

  Backlog is not a significant factor in the Company's business.

COMPETITION

  The market for financial services software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms, many of which serve only their respective local markets or specific customer types, and much of the Company's competition stems from information systems or timesharing services developed and serviced internally by the MIS departments of financial services firms. The Company currently faces direct competition in various segments of the financial services industry from Thomson Financial, SunGard Data Systems, Inc., Princeton Financial Systems (a subsidiary of State Street Bank and Trust Company), DST Systems, Inc. and Advent Software, Inc. The Company believes that none of its competitors currently compete against it in all of the Company's target industry segments, although there can be no assurance that one or more may not compete against the Company in the future in additional industry segments. Many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition than does the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, financial condition and results of operations.

  The Company believes the principal competitive factors in its industry include product performance and functionality, ease of use, scalability, ability to integrate external data sources and processing systems, product and company reputation, client service and support and price. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

PROPRIETARY RIGHTS

  The Company primarily relies on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights of its products. The source code for the Company's products is protected as both a trade secret and an unpublished copyrighted work. In addition, the Company generally enters into confidentiality and/or license agreements with its employees, distributors, clients and potential clients and limits access to, and distribution of, its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries. In January 1996, the Company licensed the use of certain of its source code to General American Life Insurance Company ("GALIC") and Conning Asset Management Company, affiliates of certain stockholders of the Company.

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

EMPLOYEES

  As of December 31, 1997, the Company had 318 full-time employees, consisting of 100 employees in research and development, 70 employees in consulting and services, 42 employees in sales and marketing, 32 employees in client support, 26 employees in finance and administration and 48 employees in the Company's international operations. None of these employees are covered by any collective bargaining agreements. The Company believes its relationship with its employees is good. The future success of the Company will depend upon its ability to attract and retain qualified personnel. Competition for such personnel is often intense, and there can be no assurance that the Company will be able to attract and retain adequate numbers of qualified personnel in the future.

ITEM 2. PROPERTIES

  The Company owns its corporate offices in Bloomfield, Connecticut, which consist of approximately 14,800 square feet of office space. The Company also leases an additional 18,000 square feet of office space in Bloomfield. The Company has entered into a lease agreement for 54,000 square feet of office space in Windsor, Connecticut and plans to relocate its corporate offices from the Bloomfield location in the second quarter of 1998. The initial lease term is for ten years and the Company has the right to extend the lease for one additional term of five years. The lease requires annual payments of $717,000 for each of the first five years and annual payments of $757,000 for each of the remaining five years. In support of its direct sales and service and support operations, the Company utilizes facilities and offices in six locations in the United States and Canada and also has offices in London, England, Amsterdam, Netherlands and Kuala Lumpur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

  On March 18, 1997, Elery G. Montagna and Marjory G. Montagna filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "New York Complaint") against the Company, its Chief Executive Officer, its Executive Vice President and its Chief Financial Officer, as well as against BT Alex.Brown Incorporated (as successor to Alex. Brown & Sons Incorporated, "Alex.Brown") and Hambrecht & Quist LLC ("Hambrecht & Quist"), the lead managers of the Company's initial public offering. On April 8, 1997, Marc A. Feiner filed a purported class action lawsuit in the United States District Court for the District of Connecticut (the "Connecticut Complaint") against the Company, its directors and its Chief Financial Officer, as well as against Alex.Brown and Hambrecht & Quist. On July 8, 1997, Marc A. Feiner, Joseph Aogiere, Arthur S. Davis, Theodore S. Davis, James Gregory, Brian Kreidler, Daniel Kreidler, Robert Miller, Elery Montagna, Marjory Montagna and Gilda Shapiro Trust filed a Consolidated Amended Class Action Complaint in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the New York Complaint and the Connecticut Complaint were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs are seeking an undetermined amount of damages and costs and expenses of the litigation. On October 3, 1997, the Company filed a motion to dismiss the Consolidated Complaint on the grounds that it failed to state a claim against the Company or the individual defendants. On October 7, 1997, Alex.Brown and Hambrecht & Quist filed a similar motion to dismiss the Consolidated Complaint on the grounds that it failed to state a claim against them. On November 14, 1997, the plaintiffs filed an opposition to the motions to dismiss. On December 10, 1997, Alex.Brown and Hambrecht & Quist filed a reply to such opposition, and on December 11, 1997 the Company similarly filed a reply to such opposition. The motions to dismiss were heard by the court on December 16, 1997 and have been taken under advisement. Although the Company believes that it has meritorious defenses to the claims made in the lawsuit and intends to contest the lawsuit vigorously, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

  From time to time, the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the Company is not a party to any other litigation which it believes could have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

           NAME              AGE                      POSITION
           ----              ---                      --------
                                     Chairman of the Board of Directors and
 William C. Stone........     42     Chief Executive Officer
 David M. Stoner.........     56     President and Chief Operating Officer
                                     Senior Vice President and Chief Technology
 David A. Varsano........     36     Officer
 Marc W. Zimmerman.......     42     Senior Vice President, Strategic Sales
                                     Senior Vice President, Europe, the Middle
 Steven M. Helmbrecht....     35     East and Africa ("EMEA")
 Michael Morini..........     35     Senior Vice President, Asset Management
                                     Vice President, Chief Financial Officer
 John S. Wieczorek.......     37     and Treasurer

  William C. Stone founded the Company in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception. He also served as the Company's President from inception through April 1997. Prior to founding the Company, he directed the financial services consulting practice of KPMG Peat Marwick LLP in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc.

  David M. Stoner is President, Chief Operating Officer and a member of the Board of Directors of the Company. Mr. Stoner joined the Company in April 1997 after serving as the President and Chief Operating Officer at The Dodge Group, Inc., a software provider of PC-based general ledger systems, from August 1996 to February 1997. He formerly served as the Executive Vice President of Worldwide Operations of Marcam Corporation, a provider of enterprise applications and services from December 1987 to July 1996.

  David A. Varsano is Senior Vice President and Chief Technology Officer of the Company. Mr. Varsano joined the Company in September 1995, after serving as Vice President at Dunn & Bradstreet Software, where he was responsible for the client/server platform and decision support business from March 1994 to September 1995. He formerly served as Vice President at Litle & Company, where he managed product and systems development from March 1990 to March 1994.

  Marc W. Zimmerman is Senior Vice President, Strategic Sales of the Company. Mr. Zimmerman joined the Company in August 1995, from his position as Vice President of Market Investment Solutions, Inc., an investment software and consulting services provider, which he joined in 1993. From 1989 to 1993 he served as Executive Vice President of Sales and Marketing and co-founder of Princeton Financial Systems, Inc., a provider of investment software and consulting services to the financial services industry.

  Steven M. Helmbrecht is Senior Vice President, EMEA of the Company. From November 1996 to October 1997, Mr. Helmbrecht served as Vice President, International of the Company. From July 1993 to November 1996, Mr. Helmbrecht served as a sales representative for the Company. From 1989 to 1992, Mr. Helmbrecht served as Vice President of Prime Advisors, Inc., an investment advisory firm, where he was responsible for investment accounting and reporting. He formerly worked at Arthur Andersen & Co. as a tax accountant, from 1985 to 1988.

  Michael Morini is Senior Vice President, Asset Management of the Company. Mr. Morini joined the Company in September 1997, after serving as the Senior Vice President of Sales and Professional Services for Advent Software, Inc., a provider of computer software and services, from October 1994 to August 1997. From January 1994 to October 1994, he served as Vice President/General Manager of the Northeast for American Software, Inc. He formerly served as a business unit manager for J.D. Edwards & Co., where he managed sales, consulting and project management teams, from January 1992 to January 1994.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SSNC" since the Company's initial public offering on May 31, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market:

                                                       FISCAL 1996  FISCAL 1997
                                                      ------------- ------------
                                                       PRICE RANGE  PRICE RANGE
                                                      ------------- ------------
                          QUARTER                      HIGH   LOW    HIGH   LOW
                          -------                     ------ ------ ------ -----
       First.........................................    N/A    N/A $ 8.00 $5.13
       Second........................................ $23.50 $13.00   7.25  5.13
       Third.........................................  15.50   6.75  11.38  5.63
       Fourth........................................  10.38   5.50  12.38  9.50

  There were 60 stockholders of record of the Company's Common Stock as of March 17, 1998. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers or other nominees.

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

  On December 31, 1997, the Company acquired Shepro Braun Systems, Inc. ("SBS") pursuant to an Agreement and Plan of Merger, dated as of December 31, 1997 (the "Merger Agreement"), among the Company, SBS, Securities Software Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Subsidiary") and Robert C. Shepro, Linda A. Shepro, Richard J. Moore, Mark L. Seaman and Brian R. Shearer (collectively, the "SBS Stockholders"). Pursuant to the Merger Agreement, the Merger Subsidiary was merged with and into SBS, whereupon SBS became a wholly owned subsidiary of the Company. At that time, the outstanding shares of capital stock of SBS were exchanged for an aggregate of 1,000,000 shares of Common Stock of the Company (the "Shares"). The Shares were issued and sold to the SBS Stockholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the Shares.

  The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

  The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

  From the effective date of the Registration Statement through December 31, 1997, the Company has used the net Offering proceeds to the Company as follows:

       Acquisition of other business............................... $   475,000
       Repayment of indebtedness................................... $   450,000
       Working capital............................................. $ 5,859,425
       Municipal bonds............................................. $37,880,775
       Municipal bond funds........................................ $ 6,084,594
       Corporate bonds............................................. $ 2,024,043

  All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item is contained under the caption "Selected Financial Data" appearing in the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report") and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1997 Annual Report and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is contained in the Consolidated Financial Statements and related footnotes appearing in the 1997 Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents Filed as a Part of this Form 10-K:

    1. Financial Statements. The Consolidated Financial Statements are included in the 1997 Annual Report, portions of which are filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include: Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Stockholders' Equity, and Notes to Consolidated Financial Statements.

    2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K:

  On November 24, 1997, the Company filed a Current Report on Form 8-K, dated November 14, 1997, to report under Item 2 (Acquisition or Disposition of Assets) the Company's acquisition of Mabel Systems BV.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SS&C Technologies, Inc.


                                          By       /s/ William C. Stone
                                            -----------------------------------
                                                     WILLIAM C. STONE
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                AND CHIEF EXECUTIVE OFFICER

Date: March 31, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

            SIGNATURE                        TITLE                   DATE

      /s/ William C. Stone         Chairman of the Board of
_________________________________   Directors and Chief
        WILLIAM C. STONE            Executive Officer
                                    (Principal Executive
                                    Officer)

       /s/ David M. Stoner         President, Chief
_________________________________   Operating Officer and
         DAVID M. STONER            Director

      /s/ John S. Wieczorek        Vice President, Chief
_________________________________   Financial Officer and
        JOHN S. WIECZOREK           Treasurer (Principal
                                    Financial and
                                    Accounting Officer)

       /s/ Peter L. Bloom          Director                      March 31, 1998
_________________________________
         PETER L. BLOOM

     /s/ David W. Clark, Jr.       Director
_________________________________
       DAVID W. CLARK, JR.

      /s/ Joseph H. Fisher         Director
_________________________________
        JOSEPH H. FISHER

                                   Director
_________________________________
         WILLIAM E. FORD

    /s/ Jonathan M. Schofield      Director
_________________________________
      JONATHAN M. SCHOFIELD

      /s/ William W. Wyman         Director
_________________________________
        WILLIAM W. WYMAN

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
  2.1    Share Purchase Agreement, dated as of November 14, 1997, by and among the Registrant, G.M. Hilhorst Holding B.V. and Lebam
         Beheer B.V. is incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated November 14,
         1997 (File No. 0-28430).
  2.2    Agreement and Plan of Merger, dated as of December 31, 1997, by and among the Registrant, Shepro Braun Systems, Inc., Securities
         Software Acquisition Corp. and Robert C. Shepro, Linda A.
         Shepro, Richard J. Moore, Mark L. Seaman and Brian R. Shearer is
         incorporated herein by reference to Exhibit 2 to the
         Registrant's Current Report on
         Form 8-K, dated December 31, 1997 (File No. 0-28430).
  3.1    Amended and Restated Certificate of Incorporation of the
         Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended
         (File No. 333-3094) (the "Form S-1").
  3.2    Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.
  4      Specimen Certificate for shares of Common Stock, $.01 par value per share, of the Registrant is incorporated herein by reference to Exhibit 4 to the Form S-1.
 10.1*   1993 Stock Option Plan is incorporated herein by reference to
         Exhibit 10.1 to the
         Form S-1.
 10.2*   1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996 (File No. 0-
         28430).
 10.3*   1996 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1996 (File
         No. 0-28430).
 10.4*   1996 Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1996 (File
         No. 0-28430).
 10.5*   Employment Agreement between the Registrant and William C.
         Stone, dated March 28, 1996, is incorporated herein by reference to Exhibit 10.5 to the Form S-1.
 10.6*   Employment Agreement between the Registrant and Shane A. Chalke, dated as of March 31, 1995, as amended, is incorporated herein by reference to Exhibit 10.6 to the Form S-1.
 10.7    Stock and Note Purchase Agreement, dated September 25, 1990, as amended on September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by
         reference to Exhibit 10.10 to the Form S-1.
 10.8    Series B Preferred Stock Purchase Agreement, dated September 20,
         1994, among the Registrant and certain stockholders of the
         Registrant is incorporated herein by reference to Exhibit 10.11 to the Form S-1.
 10.9    Series C Preferred Stock Purchase Agreement, dated March 31,
         1995, among the Registrant and certain stockholders of the
         Registrant is incorporated herein by reference to Exhibit 10.12 to the Form S-1.
 10.10+  Software License Agreement between the Registrant and Conning
         Asset Management Company, dated January 27, 1996, is
         incorporated herein by reference to Exhibit 10.15 to the Form S-
         1.
 10.11   Reseller Agreement between the Registrant and PFX(USA), Inc., dated June 22, 1993, is incorporated herein by reference to
         Exhibit 10.16 to the Form S-1.

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
 10.12*  Employment Agreement between the Registrant and David M. Stoner, dated April 2, 1997 is incorporated herein by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
         for the quarter ended March 31, 1997 (File No. 0-28430).
 10.13*+ Senior Officer Short-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1997 (File
         No. 0-28430).
 10.14*  Resignation Agreement and Release, dated as of October 1, 1997, by and between the Registrant and Shane A. Chalke.
 10.15   Lease Agreement, dated September 23, 1997, by and between the
         Registrant and Monarch Life Insurance Company, as amended.
 13      Portions of the Registrant's 1997 Annual Report to Stockholders
         (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this
         Annual Report on Form 10-K).
 21      Subsidiaries of the Registrant.
 23      Consent of Coopers & Lybrand L.L.P.
 27.1    Restated Financial Data Schedule for the year ended December 31,
         1995.
 27.2    Restated Financial Data Schedules for the three months ended
         March 31, 1996 and six months ended June 30, 1996.
 27.3    Restated Financial Data Schedules for the nine months ended
         September 30, 1996 and year ended December 31, 1996.
 27.4    Restated Financial Data Schedules for the three months ended
         March 31, 1997 and six months ended June 30, 1997.
 27.5    Restated Financial Data Schedule for the nine months ended
         September 30, 1997.
 27.6    Financial Data Schedule for the year ended December 31, 1997.

--------
* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the Instructions to the Annual Report on Form 10-K.
+ Confidential treatment previously granted as to certain portions of such document.