Form 10-Q
period 1998-03-31
SS&C TECHNOLOGIES INC
filed 1998-05-15
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1998

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from _______________________ to __________________

                       Commission File Number 000-28430

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

Yes    X       No
    ------        ------

Number of shares outstanding of the issuer's classes of common stock as of April 30, 1998:


               Class                             Number of Shares Outstanding
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                    14,490,319

                            SS&C TECHNOLOGIES, INC.

                                     INDEX


PART I.    FINANCIAL INFORMATION                                  Page Number
                                                                  -----------

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets at
           December 31, 1997 and  March 31, 1998                        3

           Consolidated Condensed Statements of Operations for
           the three-month periods ended March 31, 1997 and 1998        4

           Consolidated Condensed Statements of Cash Flows for
           the three-month periods ended March 31, 1997 and 1998        5

           Notes to Consolidated Condensed Financial
           Statements                                                   6-8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-14

   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk                                                         14

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                            15

   Item 2. Changes in Securities and Use of Proceeds                    15-16

   Item 6. Exhibits and Reports on Form 8-K                             16

SIGNATURE                                                               17

EXHIBIT INDEX                                                           18

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                         December 31,                March 31,
                                                                                             1997                      1998
                                                                                     ----------------------     --------------------
                                                                                                                    (unaudited)
                                                           ASSETS
Current assets:
      Cash and cash equivalents                                                             $   23,660               $   12,102
      Investments in marketable securities                                                      35,058                   40,330
      Accounts receivable, net                                                                   7,591                   11,630
      Unbilled accounts receivable, net                                                          5,472                    7,176
      Income taxes                                                                               1,157                    2,435
      Other                                                                                      1,563                      736
                                                                                     ----------------------     --------------------
                Total current assets                                                            74,501                   74,409

Property and equipment, net                                                                      4,018                    4,928
Unbilled accounts receivable - related party                                                       420                      368
Unbilled accounts receivable, net                                                                  828                      812
Intangible assets, net                                                                           2,336                    6,578
Deferred income taxes                                                                            3,205                    5,673
                                                                                     ----------------------     --------------------
                Total assets                                                                $   85,308               $   92,768
                                                                                     ======================     ====================


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt - related party                                     $      668               $      216
      Current portion of long-term debt                                                            313                        -
      Accounts payable                                                                           1,440                    2,489
      Accrued bonus payable                                                                      1,663                        -
      Deferred licensing and professional services revenues                                      1,618                    1,676
      Accrued expenses                                                                           4,077                    2,891
      Deferred maintenance revenues                                                              7,528                   12,022
                                                                                     ----------------------     --------------------
                Total current liabilities                                                       17,307                   19,294
                                                                                     ----------------------     --------------------
Long-term debt -  related party                                                                    250                      250
                                                                                     ----------------------     --------------------
           Total liabilities                                                                    17,557                   19,544
                                                                                     ----------------------     --------------------
Stockholders' equity:
      Common stock                                                                                 137                      159
      Additional paid-in capital                                                                69,089                   78,508
      Accumulated deficit                                                                       (1,475)                  (5,443)
                                                                                     ----------------------     --------------------
                Total stockholders' equity                                                      67,751                   73,224
                                                                                     ----------------------     --------------------
                Total liabilities and stockholders' equity                                  $   85,308               $   92,768
                                                                                     ======================     ====================


    See accompanying notes to Consolidated Condensed Financial Statements.

                              SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (unaudited)
                             (in thousands, except per share information)


                                                                      Three Months Ended
                                                        -----------------------------------------------
                                                             March 31,               March 31,
                                                                1997                   1998
                                                        ---------------------   --------------------
Revenues:
     Software licenses                                           $     3,004            $     5,794
     Maintenance                                                       2,155                  3,207
     Professional services                                             2,371                  2,589
                                                        ---------------------   --------------------
         Total revenues                                                7,530                 11,590
                                                        ---------------------   --------------------
Cost of revenues:
     Software licenses                                                   275                    271
     Maintenance                                                         836                    772
     Professional services                                             1,456                  1,786
                                                        ---------------------   --------------------
         Total cost of revenues                                        2,567                  2,829
                                                        ---------------------   --------------------
Gross profit                                                           4,963                  8,761
                                                        ---------------------   --------------------
Operating expenses:
     Selling and marketing                                             2,198                  3,819
     Research and development                                          2,249                  2,839
     General and administrative                                        1,062                  1,445
     Write-off of purchased in-process research
          and development                                                  -                  7,259
                                                        ---------------------   --------------------
         Total operating expenses                                      5,509                 15,362
                                                        ---------------------   --------------------
Operating loss                                                          (546)                (6,601)

Interest income, net                                                     449                    592
                                                        ---------------------   --------------------

Loss before income taxes                                                 (97)                (6,009)
Provision (benefit) for income taxes                                      70                 (2,041)
                                                        ---------------------   --------------------
Net loss                                                         $      (167)           $    (3,968)
                                                        =====================   ====================

Basic loss per share                                             $     (0.01)           $     (0.29)
                                                        =====================   ====================

Basic weighted average number of common
    shares outstanding                                                13,418                 13,887
                                                        =====================   ====================

Diluted loss per share                                           $     (0.01)           $     (0.29)
                                                        =====================   ====================

Diluted weighted average number of common
   and common equivalent shares outstanding                           13,418                 13,887
                                                        =====================   ====================


    See accompanying notes to Consolidated Condensed Financial Statements.


                                        SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                     (in thousands)

                                                                                          Three Months Ended
                                                                              -------------------------------------------
                                                                                  March 31,                March 31,
                                                                                     1997                    1998
                                                                              -------------------      ------------------
Cash flows from operating activities:
   Net loss                                                                               $ (167)               $ (3,968)
                                                                              -------------------      ------------------
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                         462                     516
       Purchased in-process research and development                                           -                   7,259
       Deferred income taxes                                                                   -                  (2,468)
       Provision for doubtful accounts                                                        79                     168
       Changes in operating assets and liabilities, net of effects of acquisition:
          Accounts receivable                                                              1,205                     (62)
          Unbilled accounts receivable                                                       358                  (1,636)
          Other                                                                             (161)                    890
          Accounts payable                                                                    23                    (451)
          Accrued expenses                                                                  (699)                 (2,957)
          Deferred revenues                                                                1,323                   2,257
          Income taxes                                                                        (7)                 (1,278)
                                                                              -------------------      ------------------

              Total adjustments                                                            2,583                   2,238
                                                                              -------------------      ------------------

   Net cash provided by (used in) operating activities                                     2,416                  (1,730)
                                                                              -------------------      ------------------

Cash flows from investing activities:
   Additions to other assets                                                                 (64)                 (1,432)
   Cash paid for Quantra acquisition                                                           -                  (2,281)
   Additions to property and equipment                                                      (321)                   (753)
   Investments in marketable securities, net                                               4,737                  (5,272)
                                                                              -------------------      ------------------

   Net cash provided by (used in) investing activities                                     4,352                  (9,738)
                                                                              -------------------      ------------------

Cash flows from financing activities:
   Exercise of options                                                                        65                     675
   Transfer of cash from restricted cash equivalents                                         505                       -
   Repayment of debt, net                                                                   (409)                   (765)
                                                                              -------------------      ------------------

   Net cash provided by (used in) financing activities                                       161                     (90)
                                                                              -------------------      ------------------

Net increase (decrease) in  cash and cash equivalents                                      6,929                 (11,558)
Cash and cash equivalents, at beginning of period                                         36,286                  23,660
                                                                              -------------------      ------------------

Cash and cash equivalents, at end of period                                             $ 43,215                $ 12,102
                                                                              ===================      ==================


Supplemental disclosure of non-cash investing activities:
   As more fully described in Note 3, effective March 20, 1998, the Company purchased substantially all of the assets of Quantra Corporation for $15.0 million.

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of March 31, 1998 and the results of its operations for the three months ended March 31, 1997 and 1998. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1997 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Basic and Diluted Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, in 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The standard also requires companies with complex capital structures to disclose diluted earnings per share and, among other things, a reconciliation of the numerator and denominator for purposes of the calculation. Diluted earnings per share is computed based on net income (loss) divided by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive. Outstanding options to purchase 1.3 million and 2.1 million shares at March 31, 1997 and March 31, 1998, respectively, were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

Comprehensive  Loss

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There were no material differences between net loss and comprehensive loss for the three months ended March 31, 1997 and 1998.


Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 131, Reporting Comprehensive Income ("SFAS No. 131") was issued. SFAS No. 131 requires public companies to report all financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. SFAS No. 131 does not need to be applied to interim financial statements in 1998. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments.

The Company adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), which is effective in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 from the previously issued SOP on software revenue recognition is prohibited. The adoption of SOP 97-2 did not have a material impact on the Company's business, financial condition, and results of operations.

2. Commitments and Contingencies:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. On July 8, 1997, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the Complaints were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs in the suit are seeking an undetermined amount of damages, and costs and expenses of the litigation. The matter is currently proceeding into the discovery phase. The Company believes it has meritorious defenses to the claims made in the lawsuit and intends to contest the Consolidated Complaint vigorously; however, legal counsel for the Company is unable to predict, with any degree of certainty, the outcome of such claims. While the resolution of these claims could affect the Company's results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. However, the Company is unable to predict the ultimate outcome or the potential financial impact of these claims.

3. Acquisitions:

On March 20, 1998, the Company completed its acquisition (the "Quantra Acquisition") of substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, dated as of March 20, 1998, among the Company, Quantra and AEGON USA Realty Advisors, Inc., the sole stockholder of Quantra. The purchase price for the Quantra Acquisition consisted of 546,019 unregistered shares of the Company's Common Stock, $2.3 million in cash and the assumption of certain liabilities of Quantra of $3.9 million, plus the costs of effecting the transaction. The Company and Quantra also entered into an Escrow Agreement pursuant to which an additional $1.2 million will be held in escrow to reimburse the Company in connection with certain acquisition costs and the breaches of representations, warranties or covenants, if any, by Quantra.

The Quantra Acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Quantra have been included in the consolidated condensed financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets based on their fair market value on the date of the acquisition.

The following summarizes the allocation of the purchase price (in thousands):

Accounts receivable                    $ 4,145
Equipment and furniture                    412
Other assets                                63
Complete technology                      3,071
Incomplete technology                    7,259
                                        ------
Total purchase price                   $14,950
                                        ======
The allocation to complete technology is based on future risk-adjusted cash flows. Complete technology has been capitalized and included in the caption "Intangible assets, net" in the accompanying consolidated condensed balance sheets. Complete technology will be amortized over two to six years based on the ratio that current gross revenues of the products bears to the total of current and anticipated future gross revenues of the products. The allocation to incomplete technology is also based on future risk-adjusted cash flows and has been expensed in 1998, in accordance with generally accepted accounting principles. The incomplete technology had not achieved technological feasibility and had no alternative uses.

On April 9, 1998, the Company completed its acquisition (the "Savid Acquisition") of the outstanding shares of Savid International Inc. and The Savid Group, Inc. (together "Savid") pursuant to a Stock Purchase Agreement, dated as of April 9, 1998, between the Company, Savid and the sole stockholder ("Stockholder") of Savid. The purchase price for the Savid Acquisition consisted of $821,500. An additional cash payment of $750,000 shall be paid provided that the aggregate revenues, as defined in the Stock Purchase Agreement, for the period from and including April 15, 1998 through and including April 14, 2001 are greater than or equal to $3,000,000.

Also, in connection with the Savid Acquisition, the Company has agreed to pay royalty payments equal to 10% of the license fees with respect to the Savid System to the Stockholder during the five-year period ending April 14, 2003. The Company also entered into an employment agreement with the Stockholder and one other key employee of Savid for a period of three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 1997 and 1998

Revenues

  The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues increased 54% from $7.5 million in the three months ended March 31, 1997 to $11.6 million in the three months ended March 31, 1998.

  Software Licenses. Software license revenues increased 93% from $3.0 million in the three months ended March 31, 1997 to $5.8 million in the three months ended March 31, 1998. The increase in software license revenues was primarily due to an increase in CAMRA software license revenues, both domestically and internationally. Domestic CAMRA license revenues increased 56% from $1.6 million in the three months ended March 31, 1997 to $2.5 million in the three months ended March 31, 1998. International CAMRA software license revenues increased 207% from $358,000 in the three months ended March 31, 1997 to $1.1 million in the three months ended March 31, 1998. The remaining increase in software license revenues was attributable to revenues associated with the products acquired in connection with the Quantra Acquisition and an increase in the license revenues from the Company's Shepro Braun products.

  Maintenance. Maintenance revenues increased 49% from $2.2 million in the three months ended March 31, 1997 to $3.2 million in the three months ended March 31, 1998. The increase was primarily due to an increase in the Company's installed base of clients with maintenance contracts as a result of the Company's license sales for all products. The largest increases are due to the CAMRA clients, both domestically and internationally, and the Shepro Braun products.

  Professional Services. Professional services revenues increased 9% from $2.4 million in the three months ended March 31, 1997 to $2.6 million in the three months ended March 31, 1998. The increase was primarily due to the increase in demand for the Company's implementation, conversion and training services for CAMRA, both domestically and internationally, and an increase in the Company's outsourcing business. The increase in these areas was partially offset by the decrease in implementation services for the Shepro Braun products and a decrease in the actuarial consulting practice.

Cost of Revenues

  Total cost of revenues increased 10% from $2.6 million in the three months ended March 31, 1997 to $2.8 million in the three months ended March 31, 1998. The gross profit increased from 66% for the three months ended March 31, 1997 to 76% for the three months ended March 31, 1998, primarily due to an increase in the software license revenues. Software license revenues carry the highest gross profit of all of the Company's sources of revenue. The increase in the overall gross profit was primarily attributable to the large increase in software license revenues without a corresponding increase in the cost of software licenses.

  Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, as well as to the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software licenses decreased 1% from $275,000 in the three months ended March 31, 1997 to $271,000 in the three months ended March 31, 1998. The cost of software license revenues as a percentage of such revenues decreased from 9% in the three months ended March 31, 1997 to 5% in the three months ended March 31, 1998. The 1998 cost of software license revenues was lower than the 1997 cost of software license revenues primarily due to the decrease in third-party hardware and software costs associated with the sales of the Shepro Braun products.

  Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues decreased 8% from $836,000 in the three months ended March 31, 1997 to $772,000 in the three months ended March 31, 1998. The cost of maintenance revenues as a percentage of such revenues decreased from 39% in the three months ended March 31, 1997 to 24% in the three months ended March 31, 1998. Costs associated with CAMRA, FILMS and PTS products remained relatively stable between the two quarterly periods. The decrease is primarily attributable to a decrease in costs associated with the Shepro Braun products due to a reallocation of resources from the support group to the professional services group due to an increase in demand for installation services.

  Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues increased 23% from $1.5 million in the three months ended March 31, 1997 to $1.8 million in the three months ended March 31, 1998. The cost of professional services revenues as a percentage of such revenues increased from 61% in the three months ended March 31, 1997 to 69% in the three months ended March 31, 1998. The increase in the cost of professional services was primarily attributable to an increase in personnel costs and processing fees in SS&C Direct and an increase in personnel costs associated with providing the CAMRA implementation, conversion and training services.

Operating Expenses

  Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses increased 74% from $2.2 million in the three months ended March 31, 1997 to $3.8 million in the three months ended March 31, 1998. Selling and marketing expenses for the three months ended March 31, 1997 and 1998 represented 29% and 33%, respectively, of total revenues for those periods. The increase in selling and marketing expenses was primarily due to an increase in personnel expenses related to the hiring of senior sales executives and technical pre-sales consulting staff, including expanding the sales staff in the London office. The increase also includes the addition of the staff of Mabel Systems B.V. ("Mabel"), acquired in November 1997, an increase in sales seminars and travel expenses related to the sales process, and an increase in advertising and promotional expenses, including trade shows, brochures and sales incentive expenses.

  Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 26% from $2.2 million in the three months ended March 31, 1997 to $2.8 million in the three months ended March 31, 1998. Research and development expenses in the three months ended March 31, 1997 and 1998 represented 30% and 24%, respectively, of total revenues for those periods. The increase in research and development expenses was primarily due to increases in personnel costs for new and existing employees and costs for independent contractors.

  General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 36% from $1.1 million in the three months ended March 31, 1997 to $1.4 million in the three months ended March 31, 1998, representing 14% and 12%, respectively, of total revenues for those periods. The increase in general and administrative expenses was primarily attributable to an increase in the bad debt reserve and an increase in legal fees. The increase in the bad debt reserve resulted from the increase in revenues. The increase in the legal fees was primarily related to activity in the securities litigation claim.

Write-off of Purchased In-Process Research and Development. In the three months ended March 31, 1998, the Company expensed $7.3 million, or 63% of total revenues for the period, of purchased in-process research and development associated with the products acquired in connection with the Quantra Acquisition. Because these products had not reached technological feasibility at the time of the acquisition and, in the Company's judgment, there was no alternative future use for the related research and development, such in-process research and development was therefore charged to expense.

Interest Income. The Company recorded net interest income of $449,000 in the three months ended March 31, 1997 as compared to net interest income of $592,000 in the three months ended

March 31, 1998. The increase in net interest income was primarily attributable to a decrease in interest expense on loans assumed by the Company in connection with the Shepro Acquisition that the Company paid in full in early 1998 and an increase in the rate of return as the average length of maturity in marketable securities was increased.

    Provision for Income Taxes. Despite a loss for the three months ended
March 31, 1997, the Company recorded a provision for income taxes for $70,000. Losses from Shepro Braun, an S Corporation at that time, offset the pre-tax income from the Company's other operations, but such losses were not deductible for income tax purposes. The Company had an effective tax rate of 41% for the period, excluding the losses incurred by Shepro Braun. The effective tax rate was 34% for the three months ended March 31, 1998. The effective tax rate decrease was primarily due to a larger percentage of tax-exempt interest income earned during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1997, the Company financed its operations primarily through cash flows generated from operations of $2.4 million. During the three months ended March 31, 1998, the Company used cash in operating activities of $1.7 million. The decrease in the cash provided by operations was primarily due to payments of accrued expenses, including performance bonuses based on 1997 financial results, and an increase in tax payments, also due to the 1997 financial results. Unbilled accounts receivable increased $1.6 million primarily due to billing terms associated with contracts signed in March 1998 and the contracts related to Quantra sales signed subsequent to the acquisition date.

    Investing activities provided cash of $4.4 million and used cash of $9.7 million for the three months ended March 31, 1997 and 1998, respectively. Investing activities during the three months ended March 31, 1998 consisted primarily of a change in the Company's investment portfolio whereby the Company increased its positions in investments which matured in more than 90 days and had fewer investments in securities with maturities less than 90 days. The Company also used cash to partially finance the acquisition of Quantra for $2.3 million and transferred an additional $1.2 million of cash to an escrow account in connection with the acquisition.

    Financing activities provided cash of $161,000 for the three months ended March 31, 1997 and used cash of $90,000 for the three months ended March 31, 1998. Financing activities during the three months ended March 31, 1997 consisted primarily of the repayment of $409,000 of debt, offset by the release of a letter of credit of $505,000. Financing activities during the three months ended March 31, 1998 consisted primarily of the repayment of $765,000 of debt, offset by the proceeds from the exercise of options of $675,000.

    As of March 31, 1998, the Company had $52.4 million in cash, cash equivalents and marketable securities. The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.


Year 2000 Compliance

    The Company recognizes that it must ensure that its products and operations will not be adversely impacted by the so-called "Year 2000" systems and software failures which can arise in certain time sensitive functions. The Company is currently testing its products and expects them to be Year 2000 compliant in 1998. Costs associated with the testing and modifications, to make the Company's products Year 2000 compliant, if any, are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use operating systems Year 2000 compliant. In general, the Company expects to resolve the Year 2000 issue with respect to its internal-use computer systems and software applications through upgrade, conversion, modification or replacement of non-compliant systems and applications. There can be no assurance, however, that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant. The costs of becoming Year 2000 compliant, or the failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, PTS, FILMS and Total Return software and the provision of maintenance and consulting services in connection therewith. The Company currently expects that the licensing of CAMRA, PTS, FILMS and Total Return software and certain products acquired by the Company in connection with the Quantra Acquisition, and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Integration of Operations. The Company's success is dependent in part on its ability to complete its integration of the operations of Mabel, Shepro, Quantra and Savid in an efficient and effective manner. The successful integration in a rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these companies and any future acquisitions will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of these companies could have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

Key Personnel. The Company's success is dependent in part upon its ability to attract, train, and retain highly skilled technical, managerial, and sales personnel. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to hire a significant number of additional sales, service, and technical personnel. Competition for the hiring of such personnel in the software industry is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be difficult. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, there can be no assurance that the Company will do so.

Risks Associated with International Operations. The Company intends to expand its international sales activity as part of its business strategy. To accomplish such expansion, the Company must establish additional foreign operations and hire additional personnel, requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition or results of operations. An increase in the value of the U.S dollar relative to foreign currencies could make the products more expensive and, therefore, potentially less competitive in those markets. An increasing portion of the Company's international sales are denominated in foreign currency. The Company hedges some of this risk; however, significant fluctuations in the value of foreign currencies could have an adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of risks, including difficulties in obtaining U.S.export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 131, Reporting Comprehensive Income ("SFAS No. 131") was issued. SFAS No. 131 requires public companies to report all financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. SFAS No. 131 does not need to be applied to interim financial statements in 1998. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments.

The Company adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), which is effective in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 from the previously issued SOP on software revenue recognition is prohibited. The adoption of SOP 97-2 did not have a material impact on the Company's business, financial condition, and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------


    On March 18, 1997, Elery G. Montagna and Marjory G. Montagna filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "New York Complaint") against the Company and certain of its executive officers, as well as against BT Alex. Brown Incorporated (as successor to Alex. Brown & Sons Incorporated, "Alex. Brown") and Hambrecht & Quist LLC ("Hambrecht & Quist"), the lead managers of the Company's initial public offering. On April 8, 1997, Marc A. Feiner filed a purported class action lawsuit in the United States District Court for the District of Connecticut (the "Connecticut Complaint") against the Company, its directors and certain of its executive officers, as well as against Alex.Brown and Hambrecht & Quist. On July 8, 1997, Marc A. Feiner, Joseph Aogiere, Arthur S. Davis, Theodore S. Davis, James Gregory, Brian Kreidler, Daniel Kreidler, Robert Miller, Elery Montagna, Marjory Montagna and Gilda Shapiro Trust filed a Consolidated Amended Class Action Complaint in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the New York Complaint and the Connecticut Complaint were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs are seeking an undetermined amount of damages and costs and expenses of the litigation. On October 3, 1997, the Company filed a motion to dismiss the Consolidated Complaint on the grounds that it failed to state a claim against the Company or the individual defendants. On October 7, 1997, Alex.Brown and Hambrecht & Quist filed a similar motion to dismiss the Consolidated Complaint on the grounds that it failed to state a claim against them. On November 14, 1997, the plaintiffs filed an opposition to the motions to dismiss. On December 10, 1997, Alex.Brown and Hambrecht & Quist filed a reply to such opposition, and on December 11, 1997 the Company similarly filed a reply to such opposition. The motions to dismiss were heard by the court on December 16, 1997 and on March 30, 1998 the court denied the motions to dismiss. The matter is now proceeding into the discovery phase. Although the Company believes that it has meritorious defenses to the claims made in the lawsuit and intends to contest the lawsuit vigorously, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

    On March 20, 1998, the Company acquired substantially all of the assets of Quantra pursuant to an Asset Purchase Agreement, dated as of March 20, 1998 (the "Purchase Agreement"), by and among the Company, Quantra and AEGON USA Realty Advisors, Inc., the sole stockholder of Quantra ("AEGON"). The assets included Quantra's inventory, accounts receivable, assumed contracts, fixed assets, intellectual property and software. The purchase price consisted of 546,019 shares (the "Shares") of the Company's Common Stock, $.01 par value per share, $2.3 million in cash and the assumption of certain liabilities of Quantra of $3.9 million, plus the costs of effecting the transaction. The Shares were issued and sold to AEGON in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the Shares.

    The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

    The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

    From the effective date of the Registration Statement through March 31, 1998, the Company has used the net Offering proceeds to the Company as follows:

       Acquisition of other businesses    $ 3,975,000
       Repayment of indebtedness          $ 1,215,000
       Working capital                    $ 8,814,425
       Municipal bonds                    $30,694,789
       Municipal bond funds               $ 6,074,623
       Corporate bonds                    $ 2,000,000

    All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

         b. On January 8, 1998, the Company filed a Current Report on Form 8-K, dated December 31, 1997, to report under Item 2 (Acquisition or Disposition of Assets) the Company's acquisition of Shepro Braun Systems, Inc. No financial statements were required to be filed with such report.

            On January 28, 1998, the Company filed Amendment No. 1 to Current Report on Form 8-K/A, dated November 14, 1997, for the purpose of filing the financial statements of Mabel Systems B.V. ("Mabel") required by Item 7(a) and the pro forma financial information required by Item 7(b) with respect to the Company's acquisition of Mabel on November 14, 1997.

    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SS&C TECHNOLOGIES, INC.


Date: May 14, 1998                 By:/s/ John S. Wieczorek
                                         ------------------------
                                          John S. Wieczorek
                                          Vice President, Chief
                                          Financial Officer and
                                          Treasurer

                                 EXHIBIT INDEX



Exhibit Number         Description
--------------         -----------



     2 Asset Purchase Agreement, dated as of March 20, 1998, by and among SS&C Technologies, Inc., AEGON USA Realty Advisors, Inc. and Quantra Corporation is incorporated herein by reference to
                Exhibit 2 to the Registrant's Current Report on Form 8-K, dated March 20, 1998 (File No. 000-28430)

  10.1 1998 Stock Incentive Plan is incorporated herein by reference to Annex A to the Registrant's Definitive Schedule 14A filed April 6, 1998. (File No. 000-28430)

  10.2          Amendment No. 2 to 1996 Employee Stock Purchase Plan, as amended

  27            Financial Data Schedule