Form 10-Q
period 1998-06-30
SS&C TECHNOLOGIES INC
filed 1998-08-11
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended June 30, 1998

   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _______________________ to ____________________

                        Commission File Number 000-28430

                             SS&C TECHNOLOGIES, INC.
              (Exact name of Registrant as specified in its charter)

          DELAWARE                                           06-1169696
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

         80 Lamberton Road
        Windsor, Connecticut                                    06095
(Address of principal executive offices)                     (Zip Code)

                                   860-298-4500
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---          ---

Number of shares outstanding of the issuer's classes of common stock as of July 31, 1998:


           Class                                  Number of Shares Outstanding
--------------------------------------            ----------------------------
Common Stock, par value $.01 per share                     14,566,203

                             SS&C TECHNOLOGIES, INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets at June 30, 1998
              and December 31, 1997                                        3

              Consolidated Condensed Statements of Operations
              for the three- and six-month periods
              ended June 30, 1998 and 1997                                 4

              Consolidated Condensed Statements of Cash Flows
              for the six-month periods ended June 30, 1998
              and 1997                                                     5

              Notes to Consolidated Condensed Financial
              Statements                                                   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                 14

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                   14

     Item 4.  Submission of Matters to a Vote of Security Holders         15

     Item 5.  Other Events                                                16

     Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURE                                                                 17

EXHIBIT INDEX                                                             18

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

                        Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                             JUNE 30,           DECEMBER 31,
                                                               1998                1997
                                                            ----------          ------------
                                                            (UNAUDITED)
                               ASSETS
Current assets:
      Cash and cash equivalents                                $ 11,402          $ 23,660
      Marketable securities                                      35,649            35,058
      Accounts receivable, net                                    9,510             7,591
      Unbilled accounts receivable, net                           9,595             5,472
      Income taxes                                                  478             1,157
      Other                                                       2,977             1,563
                                                               --------          --------
                Total current assets                             69,611            74,501

Property and equipment, net                                       7,458             4,018
Unbilled accounts receivable - related party                        316               420
Unbilled accounts receivable, net                                   794               828
Deferred income taxes                                             5,919             3,205
Intangibles, investments and other assets, net                    8,617             2,336
                                                               --------          --------
                Total assets                                   $ 92,715          $ 85,308
                                                               ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt - related party        $    527          $    668
      Current portion of long-term debt                             --                313
      Accounts payable                                            1,917             1,440
      Accrued bonus payable                                         839             1,663
      Deferred licensing and professional services revenues       1,622             1,618
      Accrued expenses                                            3,195             4,077
      Deferred maintenance revenues                               9,485             7,528
                                                               --------          --------
                Total current liabilities                        17,585            17,307
                                                               --------          --------

Long-term debt - related party                                      250               250
                                                               --------          --------
                Total liabilities                                17,835            17,557
                                                               --------          --------
Commitments and Contingencies (Note 2)

Stockholders' equity:
      Common stock                                                  145               137
      Additional paid-in capital                                 79,297            69,089
      Accumulated deficit                                        (4,562)           (1,475)
                                                               --------          --------
                Total stockholders' equity                       74,880            67,751
                                                               --------          --------
                Total liabilities and stockholders' equity     $ 92,715          $ 85,308
                                                               ========          ========

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                        THREE MONTHS ENDED                              SIX MONTHS ENDED
                                             -----------------------------------------   ------------------------------------------
                                                   JUNE 30,               JUNE 30,              JUNE 30,               JUNE 30,
                                                     1998                   1997                  1998                   1997
                                             ------------------    -------------------   -------------------    -------------------
Revenues:
     Software licenses                            $  8,971                $ 5,797              $ 14,765                $ 8,801
     Maintenance                                     4,802                  2,200                 8,009                  4,355
     Professional services                           4,365                  2,508                 6,954                  4,880
                                                  --------                -------              --------                -------
         Total revenues                             18,138                 10,505                29,728                 18,036
                                                  --------                -------              --------                -------
Cost of revenues:
     Software licenses                                  42                    329                   313                    604
     Maintenance                                     1,438                    785                 2,210                  1,621
     Professional services                           2,881                  1,429                 4,667                  2,886
                                                  --------                -------              --------                -------
         Total cost of revenues                      4,361                  2,543                 7,190                  5,111
                                                  --------                -------              --------                -------
Gross profit                                        13,777                  7,962                22,538                 12,925
                                                  --------                -------              --------                -------
Operating expenses:
     Selling and marketing                           4,136                  2,932                 7,955                  5,130
     Research and development                        5,091                  2,382                 7,930                  4,631
     General and administrative                      3,013                  1,984                 4,458                  3,047
     Write-off of purchased in-process
       research and development                        720                      -                 7,980                      -
                                                  --------                -------              --------                -------
         Total operating expenses                   12,960                  7,298                28,323                 12,808
                                                  --------                -------              --------                -------
Operating income (loss)                                817                    664                (5,785)                   117

Interest and other income, net                         519                    572                 1,111                  1,021
                                                  --------                -------              --------                -------
Income (loss) before income taxes                    1,336                  1,236                (4,674)                 1,138
Provision for (benefit from) income taxes              454                    334                (1,587)                   404
                                                  --------                -------              --------                -------
Net income (loss)                                 $    882                $   902              $ (3,087)               $   734
                                                  ========                =======              ========                =======
Basic earnings (loss) per share                   $   0.06                $  0.07              $  (0.22)               $  0.05
                                                  ========                =======              ========                =======
Basic weighted average number of
  common shares outstanding                         14,501                 13,506                14,198                 13,462
                                                  ========                =======              ========                =======
Diluted earnings (loss) per share                 $   0.06                $  0.07              $  (0.22)               $  0.05
                                                  ========                =======              ========                =======
Diluted weighted average number of common
   and common equivalent shares outstanding         15,702                 13,841                14,198                 13,817
                                                  ========                =======              ========                =======

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                            ------------------------------
                                                             JUNE 30,            JUNE 30,
                                                               1998                1997
                                                            ----------         -----------
Cash flows from operating activities:
   Net income (loss)                                         $ (3,087)          $    734
                                                             --------           --------
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                              2,244                920
     Purchased in-process research and development              7,980                  -
     Deferred income taxes                                     (2,714)                (1)
     Provision for doubtful accounts                            1,254                716
     Changes in operating assets and liabilities,
     net of effects of acquisitions:
           Accounts receivable                                 (1,314)             3,248
           Unbilled accounts receivable                        (1,669)              (494)
           Other                                               (1,351)               (60)
           Accounts payable                                    (1,028)               285
           Accrued expenses                                    (1,815)              (544)
           Deferred revenues                                     (790)               462
           Income taxes                                           679                317
                                                             --------           --------
              Total adjustments                                 1,476              4,849
                                                             --------           --------
   Net cash provided by (used in)
      operating activities                                     (1,611)             5,583
                                                             --------           --------
Cash flows from investing activities:
   Cash paid for business acquisitions                         (5,260)                 -
   Additions to property and equipment                         (3,564)              (649)
   Investments in marketable securities, net                     (591)           (10,559)
   Capitalized software and other                              (2,228)              (146)
                                                             --------           --------
   Net cash used in investing activities                      (11,643)           (11,354)
                                                             --------           --------
Cash flows from financing activities:
   Proceeds from exercise of options and
      issuance of shares                                        1,450                308
   Repayment of debt, net                                        (454)            (1,877)
   Release of collateral requirement on
      letter of credit                                            --                 505
                                                             --------           --------
   Net cash provided by (used in)
      financing activities                                        996             (1,064)
                                                             --------           --------
Net decrease in cash and cash equivalents                     (12,258)            (6,835)
Cash and cash equivalents, beginning of period                 23,660             36,287
                                                             --------           --------
Cash and cash equivalents, end of period                     $ 11,402           $ 29,452
                                                             ========           ========


Supplemental disclosure of non-cash investing activities:
      As more fully described in Note 3, effective March 20, 1998, the Company purchased substantially all of the assets of Quantra Corporation for $15.3 million.
      As more fully described in Note 3, effective April 9, 1998, the Company purchased the outstanding shares of Savid International, Inc. and The Savid Group, Inc. for $0.9 million.

     See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1997 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive. Outstanding options to purchase 1.0 million shares were not included in the computation of diluted loss per share for the six months ended June 30, 1998 because the effect of including the options would be antidilutive.

Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                               Three Months Ended June 30,             Six Months Ended June 30,
                                               1998                1997                1998                1997
----------------------------------------------------------------------------------------------------------------------
Basic weighted average shares
 outstanding                                14,501              13,506              14,198              13,462
Weighted average common stock
 equivalents-options                         1,201                 335                   -                 355
                                           -------             -------             -------             -------
Diluted weighted average
 shares outstanding                         15,702              13,841              14,198              13,817
----------------------------------------------------------------------------------------------------------------------

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There were no material differences between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 1998.

Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued. SFAS No. 131 requires public companies to report all financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. SFAS No. 131 does not need to be applied to interim financial statements in 1998. The adoption of SFAS No. 131 is expected to impact the way the Company reports information on its operating segments.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's consolidated results of operations or its consolidated financial position.

2. COMMITMENTS AND CONTINGENCIES:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. On July 8, 1997, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the Complaints were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs in the suit are seeking an undetermined amount of damages, and costs and expenses of the litigation. The matter is currently in the discovery phase. The Company believes it has meritorious defenses to the claims made in the lawsuit and intends to contest the Consolidated Complaint vigorously; however, legal counsel for the Company is unable to predict, with any degree of certainty, the outcome of such claims. While the resolution of these claims could affect the Company's results of operations in future periods, the Company does not expect these matters to have a material adverse effect on its consolidated financial position. However, the Company is unable to predict the ultimate outcome or the potential financial impact of these claims.

3. INTANGIBLES, INVESTMENTS AND OTHER ASSETS, NET:

On March 20, 1998, the Company completed its acquisition (the "Quantra Acquisition") of substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, dated as of March 20, 1998, among the Company, Quantra and AEGON USA Realty Advisors, Inc., the sole stockholder of Quantra. The purchase price for the Quantra Acquisition consisted of 546,019 unregistered shares of the Company's Common Stock valued at $8.8 million, $2.3 million in cash and the assumption of certain liabilities of Quantra of $4.1 million, plus the costs of effecting the transaction. The Company and Quantra also entered into an Escrow Agreement pursuant to which an additional $1.2 million will be held in escrow to reimburse the Company in connection with certain acquisition costs and the breaches of representations, warranties and covenants, if any, by Quantra.

The Quantra Acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Quantra have been included in the consolidated condensed financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets based on their fair market value on the date of the acquisition.

The following summarizes the allocation of the purchase price (in thousands):


        Accounts receivable                   $ 1,451
        Unbilled accounts receivable            2,694
        Equipment and furniture                   425
        Other assets                               63
        Complete technology                     3,169
        Incomplete technology                   7,489
                                              -------
        Total purchase price                  $15,291
                                              =======

The allocation to complete technology is based on future risk-adjusted cash flows. Complete technology has been capitalized and included in the caption "Intangibles, investments and other assets, net" in the accompanying consolidated condensed balance sheets. Complete technology will be amortized over two to six years based on the ratio that current gross revenues of the products bear to the total of current and anticipated future gross revenues of the products. The allocation to incomplete technology is also based on future risk-adjusted cash flows and has been expensed in 1998, in accordance with generally accepted accounting principles. The incomplete technology had not achieved technological feasibility and had no alternative uses.

On April 9, 1998, the Company completed its acquisition (the "Savid Acquisition") of the outstanding shares of Savid International Inc. and The Savid Group, Inc. (together "Savid") pursuant to a Stock Purchase Agreement, dated as of April 9, 1998, between the Company, Savid and the sole stockholder ("Stockholder") of Savid. The purchase price of the Savid Acquisition consisted of $739,000 in cash, net of cash received, and the assumption of certain liabilities of Savid of $118,000, plus the costs of effecting the transaction. A further cash payment of $750,000 shall be paid as additional consideration provided that the aggregate revenues for the period from and including April 15, 1998 through and including April 14, 2001 are greater than or equal to $3,000,000. The Company shall pay to the Stockholder an aggregate of 10% of the license fees with respect to sales and/or licensing of the Savid product during the period commencing on April 15, 1998 and ending on April 14, 2003. The results of operations of Savid prior to the acquisition were immaterial.

The Savid Acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Savid have been included in the consolidated condensed financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets based on their fair market value on the date of the acquisition.

The following summarizes the allocation of the purchase price (in thousands):


        Accounts receivable                  $ 30
        Equipment and furniture                 4
        Complete technology                   336
        Incomplete technology                 491
                                             ----
        Total purchase price                 $861
                                             ====

The allocation to complete technology is based on future risk-adjusted cash flows. Complete technology has been capitalized and included in the caption "Intangibles, investments and other assets, net" in the accompanying consolidated condensed balance sheets. Complete technology will be amortized over approximately five years based on the ratio that current gross revenues of the products bear to the total of current and anticipated future gross revenues of the products. The allocation to incomplete technology is also based on future risk-adjusted cash flows and has been expensed in 1998, in accordance with generally accepted accounting principles. The incomplete technology had not achieved technological feasibility and had no alternative uses.

On May 1, 1998, the Company invested $2.2 million plus an exclusive distribution agreement for a 24% ownership interest in Caminus Energy Ventures, LLC ("CEV") a limited liability company organized to provide comprehensive consulting services and software technology to the power and gas trading business. The investment was funded with cash from the proceeds of the Company's initial public offering. The exclusive distribution agreement allows CEV to sell the Company's software products within energy-related markets over a five-year period based on certain terms and conditions. The Company may be required to invest up to an additional $761,000 in accordance with the terms of the subscription agreement and in proportion to the overall investment from all investors such that the Company's equity position will not fall below 24%. The Company also received a warrant to purchase up to an additional 8.4% ownership interest in CEV upon certain terms and conditions. The investment in CEV will be recorded on the equity method with a delay of one quarter from CEV's actual results. The Company anticipates that it will recognize in the third quarter of fiscal 1998 its proportionate share of any write-off of in-process research and development attributable to CEV's acquisition of two companies, as well as the operating results of CEV for the two-month period ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 and 1997

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues for the three and six months ended June 30, 1998 were $18.1 million and $29.7 million, respectively, representing increases of 73% and 65% from the $10.5 million and $18.0 million, respectively, reported for the comparable periods of the prior year.

Software license revenues accounted for approximately 50% of total revenues in each of the three and six months ended June 30, 1998 and 1997. Software license revenues for the three and six months ended June 30, 1998 were $9.0 million and $14.8 million, respectively, representing increases of 55% and 68% over the $5.8 million and $8.8 million, respectively, in the comparable periods of the prior year. The growth in license revenues was primarily the result of continuing strong domestic demand and growing international demand for the Company's CAMRA product, as well as continuing strong sales of the Company's Total Return product.

Maintenance revenues accounted for approximately one-quarter of total revenues in each of the three and six months ended June 30, 1998 and 1997. Maintenance revenues for the three and six months ended June 30, 1998 were $4.8 million and $8.0 million, respectively, representing increases of 118% and 84% from the $2.2 million and $4.4 million, respectively, in the comparable periods of the prior year. The increase in revenues was primarily the result of maintenance revenues relating to the Quantra acquisition and the expanding customer base in the asset management product line.

Revenues from professional services, which include implementation, conversion, outsourcing and training services, accounted for approximately one-quarter of total revenues in each of the three and six months ended June 30, 1998 and 1997. Professional services revenues for the three and six months ended June 30, 1998 were $4.4 million and $7.0 million, respectively, representing increases of 74% and 43% from the $2.5 million and $4.9 million, respectively, in the comparable periods of the prior year. The higher revenues were primarily the result of increasing demand both domestically and internationally for implementation and conversion services, as well as revenues from Quantra professional services agreements.

Gross Profit

Gross profit, as a percentage of total revenues, for each of the three and six months ended June 30, 1998 was 76% as compared with 76% and 72%, respectively, in the comparable periods of 1997.

Software license profit, as a percentage of software license revenues, exceeded 90% for each of the three and six months ended June 30, 1998 and 1997, as the cost of software license revenues, which primarily includes royalties, costs of product media, packaging, documentation and delivery, remained proportionately small.

Maintenance profit, as a percentage of maintenance revenues, for the three and six months ended June 30, 1998 was 70% and 72%, respectively, as compared with 64% and 63%, respectively, in the comparable periods of 1997. For the three and six months ended June 30, 1998, cost of maintenance revenues, which primarily consists of technical customer support and development costs associated with product and regulatory updates, increased by 83% to $1.4 million and 36% to $2.2 million, respectively, from $0.8 million and $1.6 million in the comparable periods of 1997. Margins improved as increased efficiencies in servicing the growing customer base more than offset the incremental costs required to service the higher volume.

Professional services profit, as a percentage of professional services revenues, for the three and six months ended June 30, 1998 was 34% and 33%, respectively, as compared with 43% and 41%, respectively, in the comparable periods of 1997. Cost of professional services revenues includes employee and other costs related to providing implementation, conversion and training services to the Company's software licensees, as well as custom programming, outsourcing, systems integration and actuarial consulting services. For the three and six months ended June 30, 1998, these costs increased by 102% to $2.9 million and by 62% to $4.7 million, respectively, from $1.4 million and $2.9 million in the comparable periods of 1997, causing margins to decline approximately eight to nine percentage points. The margin decline was attributable to the initial hiring and training of newly hired staff in the United States and the start-up of a separate professional services organization servicing mostly European clients.

Operating Income (Loss) and Net Income (Loss)

Selling and marketing expenses, as a percentage of total revenues, for the three and six months ended June 30, 1998 were 23% and 27%, respectively, as compared with 28% for both comparable periods of 1997. For the three and six months ended June 30, 1998, selling and marketing expenses increased by 41% to $4.1 million and by 55% to $8.0 million, respectively, from $2.9 million and $5.1 million in the comparable periods of 1997. The increase in these expenses was primarily the result of the Quantra acquisition, an increased direct sales effort principally associated with the Total Return product, and enhancement of the Company's marketing staff.

Research and development expenses, as a percentage of total revenues, for the three and six months ended June 30, 1998 were 28% and 27%, respectively, as compared with 23% and 26%, respectively, in the comparable periods of 1997. For the three and six months ended June 30, 1998, these expenses increased by 114% to $5.1 million and by 71% to $7.9 million, respectively, from $2.4 million and $4.6 million in the comparable periods of 1997. The increase in research and development expenses was principally the result of increased spending on Antares, CAMRA 2000 version 3.0, Skyline for Windows and PRO-Ject version 2.0 programs.

General and administrative expenses, as a percentage of total revenues, for the three and six months ended June 30, 1998 were 17% and 15%, respectively, as compared with 19% and 17%, respectively, in the comparable periods of the prior year. For the three and six months ended June 30, 1998, general and administrative expenses increased by 52% to $3.0 million and by 46% to $4.5 million, respectively, from $2.0 million and $3.0 million, respectively, in the comparable periods of 1997. The dollar increase in general and administrative expenses primarily related to the growth in the volume and complexity of the overall business.

Each time the Company acquires a business in a purchase transaction which includes in-process research and development relating to products that have not reached technological feasibility and, in the Company's judgment, have no alternative use for the related research and development, these costs are charged off to expense. For the three and six months ended June 30, 1998, the write-off of purchased in-process research and development relating to the 1998 acquisitions of Quantra and Savid totaled $0.7 million and $8.0 million, respectively.

Operating income for the three months ended June 30, 1998 was $0.8 million, or 5% of total revenues, as compared with $0.7 million, or 6% of total revenues, in the three months ended June 30, 1997. For the six months ended June 30, 1998, the operating loss was $5.8 million, or 19% of total revenues, as compared with operating income of $0.1 million, or 1% of total revenues, in the six months ended June 30, 1997. Excluding the one-time, acquisition-related write-offs of in-process research and development expenses, operating income for the three and six months ended June 30, 1998 was $1.5 million, or 8% of total revenues, and $2.2 million, or 7% of total revenues, respectively.

Interest and other income, net for both of the three and six months ended June 30, 1998, remained essentially unchanged from the amounts reported for the comparable periods of the prior year.

The effective tax rate for each of the three and six months ended June 30, 1998 was 34% as compared with 27% and 36%, respectively, in the comparable periods of the prior year. The increase or decrease in the effective tax rate was primarily the result of the fluctuations in pre-tax earnings of foreign operations in countries where the tax rates were lower than in the United States. For the full year ending December 31, 1998, Company management expects its effective tax rate to remain at 34%.

Net income for the three months ended June 30, 1998 was $0.9 million, or $0.06 diluted earnings per share, as compared with $0.9 million, or $0.07 diluted earnings per share, in the three months ended June 30, 1997. For the six months ended June 30, 1998, the net loss was $3.1 million, or $0.22 diluted loss per share, as compared with net income of $0.7 million, or $0.05 diluted earnings per share, in the six months ended June 30, 1997. Excluding the one-time, acquisition-related write-offs of in-process research and development expenses, net income for the three and six months ended June 30, 1998 was, respectively, $1.4 million, or $0.09 diluted earnings per share, and $2.2 million, or $0.14 diluted earnings per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the six months ended June 30, 1998 decreased by $12.3 million primarily as a result of business acquisitions and other investing activities. Cash and cash equivalents, for the six months ended June 30, 1997, decreased by $6.8 million primarily as a result of a $10.6 million net transfer of cash into short-term marketable securities and a $1.9 million repayment of debt being partly offset by $5.6 million of cash provided by operations.

Operations used cash of $1.6 million for the six months ended June 30, 1998 primarily as a result of the net loss for the period and unfavorable changes in working capital. For the comparable period of the prior year, operations provided cash of $5.6 million, primarily as a result of collections of accounts receivable and net income for the period.

Investing activities for the six months ended June 30, 1998 and 1997 used $11.6 million and $11.4 million, respectively. In 1998, the Company acquired the Quantra and Savid businesses, made an equity investment in CEV, acquired office and other equipment and invested in capitalized software. During the six months ended June 30, 1997, the Company invested $10.6 million, net, in short-term marketable securities.

Financing activities for the six months ended June 30, 1998 provided cash of $1.0 million as compared with using $1.1 million for the comparable period of the prior year. During 1998, approximately $1.5 million received from the exercise of options and issuance of shares was partly offset by payments of debt, while in the comparable period of 1997, the repayment of $1.9 million of debt was partially offset by other financing activities.

As of June 30, 1998, the Company had $47.1 million in cash, cash equivalents and marketable securities. The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000 COMPLIANCE

The Company recognizes that it must ensure that its products and operations will not be adversely impacted by the so-called "Year 2000" systems and software failures which can arise in certain time-sensitive functions. The Company is currently testing its products and expects them to be Year 2000 compliant in 1998. Costs associated with the testing and modifications to make the Company's products Year 2000 compliant are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use operating systems Year 2000 compliant. In general, the Company expects to resolve the Year 2000 issue with respect to its internal-use computer systems and software applications through upgrade, conversion, modification or replacement of non-compliant systems and applications. There can be no assurance, however, that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant. The costs of becoming Year 2000 compliant, or the failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, PTS, FILMS and Total Return software and the provision of maintenance and consulting services in connection therewith. The Company currently expects that the licensing of CAMRA, PTS, and Total Return software, as well as MLMS and certain other products acquired by the Company in connection with the Quantra acquisition, and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth. The Company's business has grown significantly in size and complexity over the past several years. The growth in the size and complexity of the Company's business as well as its client base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, financial condition and results of operations could be materially adversely affected.

Integration of Operations. The Company's success is dependent in part on its ability to complete its integration of the operations of Mabel Systems B.V., Shepro Braun Systems, Inc., Quantra and Savid in an efficient and effective manner. The successful integration in a rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these companies and any future acquisitions will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of these companies could have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

Risks Associated with International Operations. The Company intends to continue to expand its international sales activity as part of its business strategy. To accomplish such expansion, the Company must establish additional foreign operations and hire additional personnel, requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition or results of operations. An increase in the value of the U.S dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company hedges some of this risk; however, significant fluctuations in the value of foreign currencies could have an adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued. SFAS No. 131 requires public companies to report all financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. SFAS No. 131 does not need to be applied to interim financial statements in 1998. The adoption of SFAS No. 131 is expected to impact the way the Company reports information on its operating segments.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's consolidated results of operations or its consolidated financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               Not Applicable.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

          The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

          From the effective date of the Registration Statement through June 30, 1998, the Company has used the net Offering proceeds to the Company as follows:

       Acquisition of other businesses           $ 4,797,000
       Repayment of indebtedness                 $ 1,260,000
       Corporate move and equipment purchases    $ 2,811,000
       Working capital                           $ 9,139,000
       Municipal bonds                           $29,166,837
       Municipal bond funds                      $ 4,273,000
       Corporate bonds                           $ 1,327,000

          All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on April 30, 1998, the following matters were acted upon by the stockholders of the Company:

          1. The election of Joseph H. Fisher and Stephen P. Reynolds as Class II Directors for the ensuing three years;

          2. Approval of the Company's 1998 Stock Incentive Plan; and

          3. Ratification of the appointment of PricewaterhouseCoopers LLP, formerly Coopers & Lybrand L.L.P., as independent public accountants of the Company for the current year.

          The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 14,446,763. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are David W. Clark, Jr., Jonathan M. Schofield, William C. Stone, David M. Stoner and William
W. Wyman. On April 30, 1998, the Board elected David L. Blankenship as a Class III director, filling a vacancy created by the resignation of William E. Ford. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                             Votes      Votes      Votes                  Broker
                              For      Withheld   Against  Abstentions  Non-Votes
                             -----     --------   -------  -----------  ---------
Election of Class II
Directors:
Joseph H. Fisher          13,522,463    58,124       N/A      N/A           N/A

Stephen P. Reynolds       13,522,663    57,924       N/A      N/A           N/A

Approval of the
Company's 1998
Stock Incentive Plan      10,303,741       N/A   731,716    2,805     2,542,325

Ratification of
Independent Public
Accountants               12,725,987       N/A   853,450    1,150           N/A

Item 5.  Other Events
         ------------

          Stockholder Proposals for 1999 Annual Meeting

          Any proposal that a stockholder of the Company wishes to be considered for inclusion in the Company's proxy statement and proxy card for the Company's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be submitted to the Secretary of the Company at its offices, 80 Lamberton Road, Windsor, Connecticut 06095, no later than December 8, 1998.

          If a stockholder of the Company wishes to present a proposal before the 1999 Annual Meeting, but does not wish to have the proposal considered for inclusion in the Company's proxy statement and proxy card, such stockholder must also give written notice to the Secretary of the Company at the address noted above. The Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting; provided that, in the event that less than 70 days' notice or prior public disclosure of the date of the 1999 Annual Meeting is given or made, notice by the stockholder must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. If a stockholder fails to provide timely notice of a proposal to be presented at the 1999 Annual Meeting, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on any such proposal.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

          b. On April 2, 1998, the Company filed a Current Report on Form 8-K, dated March 20, 1998, to report under Item 2 (Acquisition or Disposition of Assets) the Company's acquisition of substantially all of the assets of Quantra.

           On April 23, 1998, the Company filed a Current Report on Form 8-K, dated April 9, 1998, to report under Item 5 (Other Events) the Company's acquisition of Savid International Inc. and The Savid Group, Inc. No financial statements were required to be filed with such report.

            On June 3, 1998, the Company filed Amendment No. 1 to Current Report on Form 8-K/A, dated March 20, 1998, for the purpose of filing the financial statements of Quantra required by Item 7(a) and the pro forma financial information required by Item 7(b) with respect to the Company's acquisition of substantially all of the assets of Quantra on March 20, 1998.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SS&C TECHNOLOGIES, INC.


Date:  August 11, 1998                  By: /s/ John S. Wieczorek
                                           --------------------------
                                           John S. Wieczorek
                                           Vice President,
                                           Chief Financial Officer
                                           and Treasurer (Principal Financial
                                           and Accounting Officer)

                              EXHIBIT INDEX



Exhibit Number                   Description
--------------                   -----------

      2 Stock Purchase Agreement, dated as of April 9, 1998, by and among SS&C Technologies, Inc., Savid International, Inc. The Savid Group, Inc. and Diane Cossin is incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated April 9, 1998 (File No. 000-28430)

     27          Financial Data Schedule