Form 10-Q
period 1998-09-30
SS&C TECHNOLOGIES INC
filed 1998-11-16
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

                             OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    -------------------

                       Commission File Number 000-28430

                            SS&C TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

              DELAWARE                               06-1169696
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

  80 Lamberton Road
  Windsor, Connecticut                                  06095
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


                            Yes  [X]       No  [_]


Number of shares outstanding of the issuer's classes of common stock as of October 31, 1998:


                Class                           Number of Shares Outstanding
--------------------------------------          ----------------------------
Common Stock, par value $.01 per share                    14,624,621

                            SS&C TECHNOLOGIES, INC.

                                     INDEX

                                                                         Page Number
                                                                         -----------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets at
              September 30, 1998 and December 31, 1997                          3

              Consolidated Condensed Statements of Operations
              for the three- and nine-month periods ended
              September 30, 1998 and 1997                                       4

              Consolidated Condensed Statements of Cash Flows
              for the nine-month periods ended
              September 30, 1998 and 1997                                       5

              Notes to Consolidated Condensed Financial
              Statements                                                        6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation                      9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings                                     16

              Item 2.    Changes in Securities and Use of Proceeds             17

              Item 6.    Exhibits and Reports on Form 8-K                      17

SIGNATURE                                                                      18

EXHIBIT INDEX                                                                  19


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

PART 1--FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                September 30,       December 31,
                                                                   1998               1997
                                                                ------------        -----------
                                                                (unaudited)
                                 ASSETS
Current assets:
      Cash and cash equivalents                                      $ 9,051           $ 23,660
      Marketable securities                                           35,767             35,058
      Accounts receivable, net                                        16,406              7,591
      Unbilled accounts receivable, net                                6,791              5,472
      Income taxes                                                       393              1,157
      Other                                                            3,203              1,563
                                                               --------------      -------------
                Total current assets                                  71,611             74,501

Property and equipment, net                                            8,615              4,018
Unbilled accounts receivable - related party                             263                420
Unbilled accounts receivable, net                                        793                828
Intangible assets, net                                                 8,290              2,336
Deferred income taxes                                                  5,919              3,205
                                                              --------------      -------------

                Total assets                                        $ 95,491           $ 85,308
                                                              ==============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt - related party                $ 527              $ 668
      Current portion of long-term debt                                    -                313
      Accounts payable                                                 2,640              1,440
      Accrued bonus payable                                            1,309              1,663
      Deferred licensing and professional services revenues              969              1,618
      Accrued expenses                                                 3,018              4,077
      Deferred maintenance revenues                                   10,360              7,528
                                                              --------------      -------------
                Total current liabilities                             18,823             17,307
                                                              --------------      -------------
Long-term debt
      Related party                                                      250                250
                                                              --------------      -------------
                Total liabilities                                     19,073             17,557
                                                              --------------      -------------
Stockholders' equity:
      Common stock                                                       146                137
      Additional paid-in capital                                      79,860             69,089
      Accumulated deficit                                             (3,588)            (1,475)
                                                              --------------      -------------
                Total stockholders' equity                            76,418             67,751
                                                              --------------      -------------

                Total liabilities and stockholders' equity          $ 95,491           $ 85,308
                                                              ==============      =============

See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        ------------------------    -----------------------
                                                         SEPT. 30,     SEPT. 30,     SEPT. 30,    SEPT. 30,
                                                            1998         1997          1998         1997
                                                        -----------    ---------    ----------   ----------
Revenues:
     Software licenses                                    $   9,096    $   5,714    $   23,861   $   14,515
     Maintenance                                              4,908        2,478        12,917        6,833
     Professional services                                    4,445        2,344        11,399        7,224
                                                          ---------    ---------    ----------   ----------
         Total revenues                                      18,449       10,536        48,177       28,572
                                                          ---------    ---------    ----------   ----------
Cost of revenues:
     Software licenses                                          238          298           551          902
     Maintenance                                              1,453          745         3,663        2,366
     Professional services                                    3,408        1,519         8,075        4,405
                                                          ---------    ---------    ----------   ----------
         Total cost of revenues                               5,099        2,562        12,289        7,673
                                                          ---------    ---------    ----------   ----------
Gross profit                                                 13,350        7,974        35,888       20,899
                                                          ---------    ---------    ----------   ----------
Operating expenses:
     Selling and marketing                                    4,075        3,268        12,030        8,398
     Research and development                                 5,230        2,588        13,160        7,219
     General and administrative                               1,785        2,302         6,243        5,349
     Write-off of purchased in-process research
          and development                                         -            -         7,980            -
                                                          ---------    ---------    ----------   ----------
         Total operating expenses                            11,090        8,158        39,413       20,966
                                                          ---------    ---------    ----------   ----------
Operating income (loss)                                       2,260         (184)       (3,525)         (67)

Interest and other income, net                                  503          485         1,614        1,506
Equity in investee loss, net of taxes                          (850)           -          (850)           -
                                                          ---------    ---------    ----------   ----------
Income (loss) before income taxes                             1,913          301        (2,761)       1,439
Provision for (benefit from) income taxes                       939          109          (648)         513
                                                          ---------    ---------    ----------   ----------
Net income (loss)                                         $     974    $     192    $   (2,113)  $      926
                                                          =========    =========    ==========   ==========

Basic earnings (loss) per share                           $    0.07    $    0.01    $    (0.15)  $     0.07
                                                          =========    =========    ==========   ==========
 Weighted average number of common
    shares outstanding                                       14,572       13,565        14,328       13,475
                                                          =========    =========    ==========   ==========

Diluted earnings (loss) per share                         $    0.06    $    0.01    $    (0.15)  $     0.07
                                                          =========    =========    ==========   ==========
Weighted average number of common
  and common equivalent shares outstanding                   15,562       14,246        14,328       14,024
                                                          =========    =========    ==========   ==========

See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                             -----------------------------
                                                             September 30,   September 30,
                                                                 1998            1997
                                                             ------------    -------------
Cash flows from operating activities:
   Net income (loss)                                             $ (2,113)       $    926
                                                                 ---------       ---------
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by
       operating activities:
       Depreciation and amortization                                3,651           1,395
       Purchased in-process research and development                7,980               -
       Deferred income taxes                                       (2,714)              -
       Provision for doubtful accounts                                877             978
       Changes in operating assets and liabilities, net
         of acquisition effects:
          Accounts receivable                                      (7,833)           (764)
          Unbilled accounts receivable                              1,189             583
          Other current assets                                     (1,577)           (573)
          Accounts payable                                           (305)            422
          Accrued expenses                                         (1,522)            530
          Deferred revenues                                          (568)          1,745
          Income taxes                                                764             353
                                                                ---------       ---------
              Total adjustments                                       (58)          4,669
                                                                ---------       ---------

   Net cash (used in)  provided by operating activities            (2,171)          5,595
                                                                ---------       ---------
Cash flows from investing activities:
   Cash paid for business acquisitions                             (5,261)              -
   Purchases of property and equipment                             (5,116)         (1,282)
   Purchases of marketable securities                             (42,261)        (35,163)
   Proceeds from sales of marketable securities                    41,552          21,082
   Capitalized software and other                                  (2,913)           (206)
                                                                ---------       ---------
   Net cash used in investing activities                          (13,999)        (15,569)
                                                                ---------       ---------
Cash flows from financing activities:
   Proceeds from exercise of options and issuance of shares         2,015             436
   Release of collateral requirement on letter of credit                -             505
   Repayment of debt                                                 (454)         (1,991)
                                                                ---------       ---------

   Net cash provided by (used in)  financing activities             1,561          (1,050)
                                                                ---------       ---------

Net decrease in cash and cash equivalents                         (14,609)        (11,024)
Cash and cash equivalents, at beginning of period                  23,660          36,286
                                                                ---------       ---------

Cash and cash equivalents, at end of period                      $  9,051        $ 25,262
                                                                =========       =========


See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1997 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive. Outstanding options to purchase 2.7 million shares were not included in the computation of diluted loss per share for the nine months ended September 30, 1998 because the effect of including the options would be antidilutive.

Net income is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                          Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                          September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
-----------------------------------------------------------------------------------------------------------
Weighted average common
 shares outstanding            14,572               13,565               14,328               13,475
Weighted average common
 stock equivalents-options        990                  681                   --                  549
-----------------------------------------------------------------------------------------------------------
Weighted average common
 and common equivalent
 shares outstanding            15,562               14,246               14,328               14,024
-----------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There were no material differences between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 1998.

Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued. SFAS No. 131 requires public companies to report all financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to stockholders. Operating segment financial information is required to be reported on the basis that is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. SFAS No. 131 does not need to be applied to interim financial statements in 1998. The adoption of SFAS No. 131 is expected to impact the way the Company reports information on its operating segments.

On June 15, 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.


2. COMMITMENTS AND CONTINGENCIES:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. On July 8, 1997, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the Complaints were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs in the suit are seeking an undetermined amount of damages, and costs and expenses of the litigation. The matter is currently in the discovery phase. The Company believes it has meritorious defenses to the claims made in the lawsuit and intends to contest the Consolidated Complaint vigorously. Although the amounts claimed may be substantial, management cannot predict the ultimate outcome or estimate the potential loss, if any, related to these claims. Management believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of one or more of the claims could materially affect the Company's results of operations or liquidity in any one annual or quarterly reporting period.


3. INTANGIBLES, INVESTMENTS AND OTHER ASSETS:

On March 20, 1998, the Company completed its acquisition (the "Quantra Acquisition") of substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, dated as of March 20, 1998, among the Company, Quantra and AEGON USA Realty Advisors, Inc., the sole stockholder of Quantra. The purchase price for the Quantra Acquisition consisted of 546,019 unregistered shares of the Company's Common Stock, $2.3 million in cash and the assumption of certain liabilities of Quantra of approximately $4.1 million, plus the costs of effecting the transaction. The Company and Quantra also entered into an Escrow Agreement pursuant to which an additional $1.2 million will be held in escrow to reimburse the Company in connection with certain acquisition costs and the breaches of representations, warranties and covenants, if any, by Quantra.

The Quantra Acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Quantra have been included in the consolidated condensed financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets and liabilities based on their fair market value on the date of the acquisition.

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

The Savid Acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Savid have been included in the consolidated condensed financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets and liabilities based on their fair market value on the date of the acquisition.

The following summarizes the allocation of the purchase price (in thousands):

                    Accounts receivable         $ 30
                    Equipment and furniture        4
                    Complete technology          336
                    Incomplete technology        491
                                                ----
                    Total purchase price        $861
                                                ====

For the Quantra and Savid acquisitions, the allocation to complete technology is based on future risk-adjusted cash flows. Complete technology has been capitalized and included in intangible assets. Complete technology will be amortized over two to six years based on the ratio that current gross revenues of the products bears to the total of current and anticipated future gross revenues of the products. The allocation to incomplete technology is also based on future risk-adjusted cash flows and has been expensed in 1998, in accordance with generally accepted accounting principles. The incomplete technology had not achieved technological feasibility and had no alternative uses.

On May 1, 1998, the Company invested approximately $2.2 million in cash plus an exclusive distribution agreement for the CAMRA product in exchange for a 24% ownership interest in Caminus Energy Ventures, LLC ("CEV") a limited liability company organized to provide comprehensive consulting services and software technology to the power and gas trading business. The exclusive distribution agreement allows CEV to sell the Company's software products within energy-related markets over a five-year period based on certain terms and conditions. The Company may be required to invest up to an additional $0.8 million in accordance with the terms of the subscription agreement and in proportion to the overall investment from all investors such that the Company's equity position will not fall below 24%. The Company also received a warrant to purchase up to an additional 8.4% ownership interest in CEV upon certain terms and conditions. The Company commenced the reporting of its share of CEV's earnings on a two-month lag beginning in the quarter ended September 30, 1998. This lag in reporting will be consistent from period to period. In the third quarter of fiscal 1998, the Company recognized a $0.9 million non-operating loss, net of taxes for its proportionate share of a write-off of in-process research and development attributable to CEV's acquisition of two companies as well as the operating results of CEV for the three-month period ended July 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues for the three and nine months ended September 30, 1998 were $18.4 million and $48.2 million, respectively, representing increases of 75% and 69% from the $10.5 million and $28.6 million, respectively, reported for the comparable periods of the prior year. For the three and nine months ended September 30, 1998, the 1998 Quantra and Savid acquisitions (collectively, the "1998 acquisitions") accounted for approximately 35% to 40% of the period-over-period increases in total revenues.

Software license revenues accounted for approximately 50% of total revenues in each of the three and nine months ended September 30, 1998 and 1997. Software license revenues for the three and nine months ended September 30, 1998 were $9.1 million and $23.9 million, respectively, representing increases of 59% and 64% over the $5.7 million and $14.5 million, respectively, in the comparable periods of the prior year. For the three and nine months ended September 30, 1998, the 1998 acquisitions accounted for approximately 50% and 30%, respectively, of total increases over the comparable period in the prior year. The remaining growth in license revenues was primarily the result of continuing strong domestic sales and growing international sales of the Company's CAMRA product, sales of the Antares products, as well as continuing strong sales of the Company's Total Return product. Revenues in the third quarter of 1998 also benefited from the launch of the SKYLINE for Windows product and strong sales of the Mortgage Loan Management System product.

Maintenance revenues accounted for approximately one-quarter of total revenues in each of the three and nine months ended September 30, 1998 and 1997. Maintenance revenues for the three and nine months ended September 30, 1998 were $4.9 million and $12.9 million, respectively, representing increases of 98% and 89% from the $2.5 million and $6.8 million, respectively, in the comparable periods of the prior year. For the three and nine months ended September 30, 1998, the 1998 acquisitions accounted for approximately 50% and 40%, respectively, of the increases over the comparable period in the prior year. The remaining increases in revenues were primarily the result of the expanding customer base in the asset management product line.

Revenues from professional services, which include implementation, conversion, outsourcing and training services, accounted for approximately one-quarter of total revenues in each of the three and nine months ended September 30, 1998 and 1997. Professional services revenues for the three and nine months ended September 30, 1998 were $4.4 million and $11.4 million, respectively, representing increases of 90% and 58% from the $2.3 million and $7.2 million, respectively, in the comparable periods of the prior year. For the three and nine months ended September 30, 1998, the 1998 acquisitions accounted for approximately 20% and 30%, respectively, of the increases over the comparable period in the prior year. The higher revenues were primarily the result of increasing sales both domestically and internationally of implementation and conversion services.

Gross Profit

Gross profit, as a percentage of total revenues, for each of the three and nine months ended September 30, 1998 was 72% and 74%, respectively, as compared with 76% and 73%, respectively, in the comparable periods of 1997.

Software license gross profit, as a percentage of software license revenues, exceeded 90% for each of the three and nine months ended September 30, 1998 and 1997, as the cost of software license revenues, which primarily includes royalties, costs of product media, packaging, documentation and delivery, remained proportionately small.

Maintenance gross profit, as a percentage of maintenance revenues, for the three and nine months ended September 30, 1998 was 71% and 72%, respectively, as compared with 70% and 65%, respectively, in the comparable periods of 1997. For the three and nine months ended September 30, 1998, cost of maintenance revenues, which primarily consists of technical customer support and development costs associated with product and regulatory updates, increased by 95% to $1.5 million and 55% to $3.7 million, respectively, from $0.7 million and $2.4 million in the comparable periods of 1997. Margins improved as increased efficiencies in servicing the growing customer base more than offset the incremental costs required to service the higher volume.

Professional services gross profit, as a percentage of professional services revenues, for the three and nine months ended September 30, 1998 was 23% and 29%, respectively, as compared with 35% and 39%, respectively, in the comparable periods of 1997. Cost of professional services revenues includes employee and other costs related to providing implementation, conversion and training services to the Company's software licensees, as well as custom programming, outsourcing, systems integration and actuarial consulting services. For the three and nine months ended September 30, 1998, these costs increased by 124% to $3.4 million and by 83% to $8.1 million, respectively, from $1.5 million and $4.4 million in the comparable periods of 1997, causing margins to decline by approximately ten to twelve percentage points. The margin declines were primarily attributable to the initial hiring and training of new staff in the United States and the opening of a separate professional services organization servicing mostly European clients.

Operating Income (Loss) and Net Income (Loss)

Selling and marketing expenses, as a percentage of total revenues, for the three and nine months ended September 30, 1998 were 22% and 25%, respectively, as compared with 31% and 29%, respectively, for the comparable periods of 1997. For the three and nine months ended September 30, 1998, selling and marketing expenses increased by 25% to $4.1 million and by 43% to $12.0 million, respectively, from $3.3 million and $8.4 million, respectively, in the comparable periods of 1997. The increase in these expenses was primarily the result of the addition of direct sales staff in connection with the 1998 acquisitions, the hiring of additional staff in connection with the Antares product, and the enhancement of the Company's central marketing staff.

Research and development expenses, as a percentage of total revenues, for the three and nine months ended September 30, 1998 were 28% and 27%, respectively, as compared with 25% for both comparable periods of 1997. For the three and nine months ended September 30, 1998, these expenses increased by 102% to $5.2 million and by 82% to $13.2 million, respectively, from $2.6 million and $7.2 million, respectively, in the comparable periods of 1997. The increases in research and development expenses were principally the result of increased spending on Antares, CAMRA 2000 version 3.0, Skyline for Windows and PRO-Ject version 2.0 programs.

General and administrative expenses, as a percentage of total revenues, for the three and nine months ended September 30, 1998 were 10% and 13%, respectively, as compared with 22% and 19%, respectively, in the comparable periods of the prior year. For the three and nine months ended September 30, 1998, general and administrative expenses decreased by 22% to $1.8 million and increased by 17% to $6.2 million, respectively, from $2.3 million and $5.3 million, respectively, in the comparable periods of 1997. The collection of approximately $0.6 million of fully-reserved receivables and the reassignment of certain administrative staff at acquired businesses contributed to the decrease in the expenses in the third quarter of 1998 when compared to the comparable period of the prior year. For the nine months ended September 30, 1998, the dollar increase in general and administrative expenses over the comparable period of the prior year primarily related to the growth in the volume and complexity of the overall business.

Each time the Company acquires a business in a purchase transaction which includes in-process research and development relating to products that have not reached technological feasibility and, in the Company's judgment, have no alternative use for the related research and development, these costs are charged off to expense. For the nine months ended September 30, 1998, the write-off of purchased in-process research and development relating to the 1998 acquisitions of Quantra and Savid totaled $8.0 million. The Company determined the value of the acquired research and development in each acquisition through the income forecast method. The income forecast method generally is used in the valuation of income producing intangible assets, particularly where the intangible assets are not capable of being readily replaced or replicated. The income forecast method requires a projection of revenues and expenses specifically attributable to the intangible assets. Such revenues were segmented into three categories: license, maintenance and consulting and projected over a five to six year period. License revenue projections were based on expected unit sales over the projected lives of the respective product lines. Unit sales projections were based on management's estimated sales among the various target markets, including the upgrade of existing clients as well as initial product sales to new customers. Average net selling prices were based on management's best estimate of the average price less expected discounts. The other categories of revenue were generally estimated as a percentage of total license revenues and ranged from 15% to 20% (on cumulative revenues) for maintenance and from 10% to 30% for consulting depending on the product. Savid consulting revenues were projected to be insignificant. Expense assumptions are based on the imposition of the Company's cost structure on the acquired technologies and products. Implicit royalty streams are added when applicable. The discounted cash flow technique is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the acquired tangible assets, the allowance of a fair return on the net tangible and other intangible assets employed and considerations of development cost and risk. The latter adjustment is made to separate the value of the specific intangible asset being valued from the portion of the purchase price that already has been allocated to the net tangible and other intangible assets employed. Therefore, the value of a particular intangible asset (such as an in-process research and development program) is the present value of the after-tax cash flows potentially attributable to it, net of the return on fair value attributable to tangible and other intangible assets. Discount rates used in valuing the in-process research and development were determined on a project-by-project basis taking into consideration the technologies involved. The actual discount rates used were 23%-28% for Quantra projects and 20% for Savid projects. The in-process research and development acquired as part of these acquisitions related primarily to the following projects under development:

     Quantra
     -------

     Mortgage Loan Management System ("MLMS") this project involves upgrading the software from 16-bit to 32-bit architecture. MLMS is a complete software solution designed to process and provide information required by managers of mortgage loan portfolios. The Company estimated that the remaining cost required to achieve technological feasibility was approximately $2.8 million as of the acquisition date. This included an estimated $1.7 million to convert the code and to internally test the new product, assuming that development proceeds as expected and that key technological hurdles can be successfully achieved. An approximate $1.5 million operating loss is expected in 1998 as part of this development effort. The Company currently expects to benefit from the acquisition of MLMS beginning with a product launch in the second half of 1999.

     Real Estate Management System ("REMS") this project involves completing the development and/or upgrading of approximately half of the twenty-one modules of this integrated, modular suite of software, designed to process and provide information for managers of real estate portfolios. The development will be done in three independent stages focusing on specific modules and mostly involve the development and integration of these modules with a central data management module. The first stage requires approximately $1.3 million to complete and the second and third stages each require approximately $1.8 million to complete. The Company currently expects to benefit from the acquisition of REMS beginning with the module launches in late 1998, 1999 and 2000, respectively.

     SKYLINE for Windows this project involved the upgrading of the property management software from a DOS to Windows platform. The product achieved technological feasibility in the third quarter of 1998 and the Company has already begun to benefit from the acquisition of this research and development.

     Savid
     -----

     The first project involves upgrading five existing debt and derivative modules from a DOS to Windows platforms. The second project involves the development of a new risk management module. The Company estimated that the remaining cost required to achieve technological feasibility for both projects was approximately $0.2 million as of the acquisition date. Three of the five modules in the first project achieved technological feasibility in the third quarter 1998 and the Company has already begun to benefit from the acquisition of this research and development. The Company expects to benefit from the acquisition of the remaining research and development beginning with module launches beginning in the second half of 1999.

All development efforts for Quantra and Savid products are proceeding as expected and assume that technological feasibility can be achieved. If these projects are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods and the value of certain related intangibles may become impaired.

On September 29, 1998 the Staff of the Securities and Exchange Commission provided comments to the Company regarding the Company's first and second quarter 1998 in-process research and development charges. On October 29, 1998 the Company responded to the Staff's comments and is awaiting a reply.

Operating income for the three months ended September 30, 1998 was $2.3 million, or 12% of total revenues, as compared with an operating loss of $0.2 million, or 2% of total revenues, in the three months ended September 30, 1997. For the nine months ended September 30, 1998, the operating loss was $3.5 million, or 7% of total revenues, as compared with an operating loss of $0.1 million, or less than 1% of total revenues, in the nine months ended September 30, 1997. Excluding the one-time, acquisition-related write-offs of in-process research and development expenses, operating income for the nine months ended September 30, 1998 was $4.5 million, or 9% of total revenues.

Interest and other income, net for both of the three and nine months ended September 30, 1998, remained steady from the comparable periods of the prior year. The effective tax rate, excluding the Company's equity in investee loss for the period, for each of the three and nine months ended September 30, 1998 was 34% as compared with 36% in the comparable periods of the prior year. The decrease in the effective tax rate was primarily the result of the fluctuations in pre-tax earnings of foreign operations in countries where the tax rates were lower than in the United States.

Net income for the three months ended September 30, 1998 was $1.0 million, or $0.06 diluted earnings per share, as compared with $0.2 million, or $0.01 diluted earnings per share, in the three months ended September 30, 1997. For the nine months ended September 30, 1998, the net loss was $2.1 million, or $0.15 diluted loss per share, as compared with net income of $0.9 million, or $0.07 diluted earnings per share, in the nine months ended September 30, 1997. Excluding the one-time, acquisition-related write-offs of in-process research and development expenses and the equity in investee loss, net income for the nine months ended September 30, 1998 was $4.0 million, or $0.27 diluted earnings per share, net of the tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents during the nine months ended September 30, 1998 decreased by $14.6 million primarily as a result of business acquisitions and capital expenditures. Cash and cash equivalents during the nine months ended September 30, 1997 decreased by $11.0 million primarily as a result of a $14.1 million net transfer of cash into short-term marketable securities and a $2.0 million repayment of debt being partly offset by $5.6 million of cash provided by operations.

Operations used cash of $2.2 million for the nine months ended September 30, 1998 principally as a result of higher accounts receivable. For the comparable period of the prior year, operations provided cash of $5.6 million, primarily as a result of non-cash charges, higher liabilities and the net income for the period.

Investing activities for the nine months ended September 30, 1998 and 1997 used $14.0 million and $15.6 million, respectively. In 1998, the Company acquired the Quantra and Savid businesses, made an equity investment in CEV, acquired office and other equipment and invested in capitalized software. During the nine months ended September 30, 1997, the Company invested $14.1 million, net, in short-term marketable securities.

Financing activities for the nine months ended September 30, 1998 provided cash of $1.6 million as compared with using $1.1 million in the comparable period of the prior year. During 1998, approximately $2.0 million received from the exercise of options and the related issuance of shares was partly offset by payments of debt, while in the comparable period of 1997, the repayment of $2.0 million of debt was partially offset by proceeds from other financing activities.

As of September 30, 1998, the Company had $44.8 million in cash, cash equivalents and marketable securities. The Company believes that its current cash balances and cash being generated in operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


YEAR 2000

The so-called "Year 2000" problem relates to computer systems that have time-sensitive programs containing two-digit fields for the year and that may confuse the year 2000 with the year 1900. If the Company or a third party dealing with the Company uses a computer system or software application which partly or fully fails as a result of its inability to recognize the year 2000, the results could conceivably have a material adverse effect on the Company.

The Company has utilized both in-house and outside consultants to test whether its products are Year 2000 compliant. Most of the Company's key products have already passed rigorous testing to be certified as Year 2000 compliant. The Company is currently testing its remaining supported products and expects them to be certified as Year 2000 compliant by the end of 1998. In the event that any Year 2000 compliance issues with its supported products arise, it is the Company's intention to rectify those problems through the software support process. Costs associated with the testing and modifications to make the Company's products Year 2000 compliant have not had and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations and cash flows.

The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use computer systems Year 2000 compliant. The Company currently utilizes a computing network comprised of a series of local-area-networks ("LANs") that are connected via a wide-area-network ("WAN"). Important computer systems used by operations include those used in developing products and in communicating with and in servicing customers. Important computer systems used in financial and administrative management include general ledgers, time and project management systems and a human resource system. Substantially all operating systems, the LANs, the WAN, the general ledgers and the human resource system have either been updated to be and/or were certified by the vendor to be Year 2000 compliant. In general, the Company expects to resolve any remaining Year 2000 issues with respect to its internal-use computer systems and software applications as they arise through upgrade, conversion, modification or replacement of non-compliant systems and applications.

The Company is also reviewing the possible impact of Year 2000 problems on its central and satellite office facilities and their systems. Although there can be no assurance that the utility (e.g. heat, light, power and telephones) suppliers will achieve Year 2000 compliance requirements in a timely manner, the Company presently has no reason to believe they will not. The failure of any of these key suppliers to properly address their Year 2000 problems could lead to a shutdown of the affected operations and could delay or halt both development of Company products and provision of Company services.

There can be no assurance that the systems of other parties upon which the Company's business relies directly or indirectly will be Year 2000 compliant. The costs of becoming Year 2000 compliant, or the failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has identified potential vulnerabilities associated with the change of the century, both in its own product offerings and in the systems utilized by the Company. The Company is devoting resources to resolving the issues inherent in its own product offerings, as well as with providers of systems to the Company to ensure that business is not substantially interrupted as a result of the century change. However, given the possibility of system failure as a result of the century change, the Company is currently in the process of formulating one or more contingency plans, which it anticipates implementing during 1999.


FOREIGN CURRENCY - CONVERSION TO EURO

Certain of the member countries of the European Union have agreed to adopt a new
currency, the Euro, as their common legal currency.   On January 1, 1999, these
countries will establish fixed conversion rates between their existing currencies and the Euro. The Company has not yet completed its analysis of the potential impact the conversion to the Euro may have on its business or results of operations.


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

Dependence on Financial Services Industry. The Company's clients include a range of organizations in the financial services industry, and the success of such clients is intrinsically linked to the health of the financial markets. In addition, because of the capital expenditures required in connection with an investment in the Company's products, the Company believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets, including without limitation those caused by or related to actual or perceived Year 2000 problems affecting the industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, PTS, FILMS and Total Return software products and the provision of maintenance and consulting services in connection therewith. The Company currently expects that the licensing of CAMRA, PTS, and Total Return software products, as well as MLMS and certain other products acquired by the Company in connection with recent acquisitions, and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Integration of Operations. The Company's success is dependent in part on its ability to complete its integration of the operations of its recent acquisitions in an efficient and effective manner. The successful integration in a rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these companies and any future acquisitions will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of these companies could have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

Risks Associated with International Operations. The Company intends to continue to expand its international sales activity as part of its business strategy. To accomplish such expansion, the Company must establish additional foreign operations and hire additional personnel, requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition or results of operations. An increase in the value of the U.S dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Through third quarter 1998, the Company's exposure to foreign currency exchange risk was minimal and, at September 30, 1998, it has no material unhedged monetary assets, liabilities or commitments. However, as the European operations continue to conduct greater volumes of transactions in British Pound Sterling and other European currencies, the foreign currency exchange risk could become material. The Company hedges some of this risk; however, significant fluctuations in the value of foreign currencies could have an adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's quarterly operating results may vary significantly. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------


          On March 18, 1997, Elery G. Montagna and Marjory G. Montagna filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "New York Complaint") against the Company and certain of its executive officers, as well as against BT Alex. Brown Incorporated (as successor to Alex. Brown & Sons Incorporated, "Alex. Brown") and Hambrecht & Quist LLC ("Hambrecht & Quist"), the lead managers of the Company's initial public offering. On April 8, 1997, Marc A. Feiner filed a purported class action lawsuit in the United States District Court for the District of Connecticut (the "Connecticut Complaint") against the Company, its directors and certain of its executive officers, as well as against Alex. Brown and Hambrecht & Quist. On July 8, 1997, Marc A. Feiner, Joseph Aogiere, Arthur
S. Davis, Theodore S. Davis, James Gregory, Brian Kreidler, Daniel Kreidler, Robert Miller, Elery Montagna, Marjory Montagna and Gilda Shapiro Trust filed a

Consolidated Amended Class Action Complaint in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the New York Complaint and the Connecticut Complaint were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs are seeking an undetermined amount of damages and costs and expenses of the litigation. The plaintiffs filed a motion to certify a class in this matter on May 29, 1998. The Company filed its opposition to class certification on September 25, 1998, and Alex. Brown and Hambrecht & Quist filed a separate opposition on September 29, 1998. The plaintiffs filed a reply brief on the class certification issue on October 26, 1998, and the defendants filed surreply briefs on November 10, 1998. The court has not yet ruled on the motion for class certification. The matter is now proceeding into the discovery phase. The Company believes it has meritorious defenses to the claims made in the lawsuit and intends to contest the Consolidated Complaint vigorously. Although the amounts claimed may be substantial, management cannot predict the ultimate outcome or estimate the potential loss, if any, related to these claims. Management believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of one or more of these claims could materially affect the Company's results of operations or liquidity in any one annual or quarterly reporting period.


Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.
From the effective date of the Registration Statement through September 30, 1998, the Company has used the net Offering proceeds to the Company as follows:

           Acquisition of other businesses           $  5,261,000
           Repayment of indebtedness                 $  1,260,000
           Corporate move and equipment purchases    $  4,363,000
           Working capital                           $  9,699,000
           Municipal bonds                           $ 29,166,837
           Municipal bond funds                      $  3,024,000


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

         b. On July 17, 1998, the Company filed a Current Report on Form 8-K, dated July 17, 1998, announcing under Item 5 (Other Events) the Company's financial results for the second quarter of 1998. No financial statements were required to be filed with such report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   SS&C TECHNOLOGIES, INC.


Date:  November 16, 1998                  By: /s/ Anthony R. Guarascio
                                             ------------------------------
                                              Anthony R. Guarascio
                                              Senior Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number              Description
--------------              -----------


     27                     Financial Data Schedule