Form 10-K
period 1998-12-31
SS&C TECHNOLOGIES INC
filed 1999-03-31
CIK 1011661

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period

              from ________________ to ________________________

                        Commission File Number 000-28430

                            SS&C TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)


               Delaware                              06-1169696
     (State or other jurisdiction       (I.R.S. Employer Identification Number)
   of incorporation or organization)


                               80 Lamberton Road
                              Windsor, CT  06095
         (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (860) 298-4500

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 23, 1999, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $93,555,209 based on the closing sale price of $12.13 of the Registrant's Common Stock on the Nasdaq National Market on such date.

     As of March 23, 1999, 15,549,714 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                  Part of Report into
          Document                                 which incorporated
----------------------------------           -----------------------------
Portions of the Registrant's                 Items 6, 7, 7A & 8 of Part II
1998 Annual Report to Stockholders
                                             Items 10, 11, 12 & 13 of Part III
Portions of the Registrant's
Proxy Statement for the Annual
Meeting of Stockholders to be
held May 11, 1999
================================================================================

                            SS&C TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

Form 10-K
   Item                                                            Page
---------                                                          ----

                                    PART I

Item 1.  Business..................................................  3
Item 2.  Properties................................................ 10
Item 3.  Legal Proceedings......................................... 10
Item 4.  Submission of Matters to a Vote of Security Holders....... 10
         Executive Officers of the Registrant...................... 10


                                    PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters........................... 11
Item 6.  Selected Financial Data................................... 12
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............. 12
Item 7A. Quantitative and Qualitative Disclosures
         about Market Risk......................................... 12
Item 8.  Financial Statements and Supplementary Data............... 12
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.................... 12


                                   PART III

Item 10.  Directors and Executive Officers of
          the Registrant........................................... 13
Item 11.  Executive Compensation................................... 13
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.................................... 13
Item 13.  Certain Relationships and Related
          Transactions............................................. 13


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................... 13
          Signature page........................................... 14


                          FORWARD-LOOKING INFORMATION


     This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Certain Factors That May Affect Future Operating Results" in the Company's 1998 Annual Report to Stockholders and incorporated herein by reference, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                             --------------------

     PTS, Macro Pricing, SKYLINE, PRO-JECT, HedgeWare and AdvisorWare are registered trademarks, SS&C, CAMRA, CAMRA 2000, LMS 2000, LMS 2000 SnapShots, Extend, PTS 2000, Total Return 2000, Antares 2000, CAMRA Debt and Derivatives 2000, Mabel, REMS and Finesse 2000 are trademarks, and SS&C Direct and Straight-Thru Processing are service marks of either SS&C Technologies, Inc., or one of its subsidiaries. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1.  BUSINESS

SS&C Technologies, Inc. ("SS&C" or the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated in Delaware in April 1996. The Company is a leading provider of client/server-based financial software solutions, and related consulting services, designed to improve the efficiency and effectiveness of investment management, actuarial, and analytical functions across a broad range of financial institutions. The Company has developed a family of software products that provides a full range of mission-critical information management and analysis, trading, accounting, reporting, and compliance tools, to help high-level investment and actuarial professionals make informed, real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products are focused on improving the effectiveness of decision-making through open, fully integrated access to meaningful data provided on a timely basis. The Company provides products and services to more than 5,500 organizations worldwide and its customers include asset managers, insurance companies, banks, corporate treasuries, hedge funds, family offices, and government agencies, as well as real estate investment and property management.


Recent Events

On March 11, 1999, the Company acquired HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial partnership, and tax accounting software and service support to hedge fund managers and traders, for an aggregate of 685,683 authorized but previously unissued shares of Common Stock of the Company. The transaction will be accounted for as a pooling of interests.


Products and Services

The Company offers a family of application software products designed to address the requirements of professionals in the financial services industry for flexible, scaleable, and secure analysis and reporting tools to support automation of the investment process. The Company's family of software products supports trading, accounting, reporting, and analysis requirements of a broad range of users within financial organizations, including senior executives, portfolio managers, actuaries, analysts, portfolio accountants, and traders.

The following chart summarizes the Company's principal products and services and typical users:


Products and Services                         Typical Users
---------------------                         -------------
Portfolio Management, Investment Accounting   Portfolio managers and investment operations personnel
       CAMRA 2000                             of asset managers, hedge funds, family wealth
       Total Return 2000                      managers, investment advisory firms, insurance
       Mabel                                  companies, pension funds, public funds, corporate
       CAMRA Debt and Derivatives 2000        treasuries, and banks
       HedgeWare
       AdvisorWare

Trade Order Management                        Securities traders and portfolio managers of asset
       Antares 2000                           managers, hedge funds, family wealth managers, pension
                                              funds, and other financial institutions

Asset/Liability Management                    Life insurance company CEOs, CFOs, product managers,
       PTS 2000                               and actuarial professionals

Dynamic Financial Analysis                    CEOs, CFOs, and risk managers of property and casualty
       Finesse 2000                           insurance companies and other risk-sensitive industries

Loan Management                               Mortgage loan portfolio managers and loan service
       LMS 2000                               businesses

Real Estate Equity Management                 Real estate investment managers
       REMS
       SKYLINE for Windows
       PRO-JECT for Windows
       SKYLINE Enterprise
Consulting Services and Outsourcing Services  Asset management firms, insurance companies, pension
       Consulting Services                    funds, and banks
       SS&C Direct

The Company's software applications are compatible with Intel x86 platforms (IBM PC compatible or emulators) and a wide range of popular topologies, protocols, and network operating systems, including Ethernet, Token Ring, IPX/SPX, TCP/IP, NET BEUI, Novell Netware, Windows, Windows `95, Windows NT, Pathworks, and UNIX.

The prices of the Company's software products vary depending upon the product features included and, in the case of the Company's CAMRA 2000 and LMS 2000 products, on the assets under management by the client. The Company's PTS 2000 software is available for purchase by site or as an individual CPU license. The Company's Antares 2000, Total Return 2000, Mabel system, and CAMRA Debt and Derivatives 2000 software is available for purchase by site or based on the number of concurrent users.


Portfolio Management, Investment Accounting
CAMRA 2000

The Company's Complete Asset Management, Reporting and Accounting ("CAMRA 2000") software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA 2000 is a 32-bit, multi-user, integrated solution tailored to support the entire portfolio management function, and includes features to execute, account for, and report on all typical securities transactions.

CAMRA 2000 is designed to account for all the activity of the investment operation and continually update through the processing of day-to-day securities transactions. The product accounts for both transactions and holdings and stores the results of most accounting calculations in its open relational database, thereby providing user-friendly, flexible data access as well as supporting data warehousing. In addition to storing transactions and holdings data on securities, cash, and foreign exchange forward contracts, CAMRA 2000 also stores data on custodians, brokers and broker budgets, analytical information, general ledger entries, alternative accounting basis, tax information, and other aspects of the investment operation. To facilitate further automation of such extensive stored data, the Company has developed interface capabilities for smooth information exchange with custodian banks, data providers, and analytic data services.


Other CAMRA 2000 features include the following:

Comprehensive Accounting and Reporting Capabilities. CAMRA 2000 supports four
----------------------------------------------------
distinct yet interrelated accounting bases--GAAP, statutory, management, and tax--and has the flexibility to provide multiple alternative accrual methods, multiple sales methods, average cost or tax lot accounting, and multiple amortization methods.

Support of Trading Transactions. CAMRA 2000 supports a wide variety of
--------------------------------
investment and accounting transactions, ranging from buy and sell to short and cover, swap, put, call, redemption, return of capital, settlement, account transfer, and portfolio transfer. All transactions are recorded on a real-time basis, permitting immediate enterprise-wide access to the most current portfolio information by authorized users.

Multi-currency Processing. CAMRA 2000 automatically calculates transaction and
--------------------------
translation values in accordance with applicable accounting and industry conventions, supports calculation of market, accounting, and foreign exchange gains and losses, and provides a full foreign exchange trading capability with forward pricing, while taking into account such critical parameters as global calendars (with weekends and holidays defined by countries), multiple-based currencies, and required rounding techniques.

Regulatory Compliance. CAMRA 2000 includes standard reports to meet the annual
----------------------
and quarterly regulatory reporting requirements of insurance organizations as promulgated by the National Association of Insurance Commissioners (NAIC). CAMRA 2000 also supports regulatory reporting requirements of various other regulatory agencies such as the Securities and Exchange Commission and the Office of the Comptroller of the Currency.

CAMRA 2000 is designed to facilitate seamless integration with its software modules. Modules to CAMRA 2000 are available for performance measurement using computations consistent with Association for Investment Management and Research
(AIMR) standards, portfolio compliance, net asset value computations for mutual funds, optimization of trading in mortgage-backed securities on a to-be-announced (TBA) basis, client fee billing, portfolio rebalancing, and interfacing with various products of Bloomberg Trade Book, Open Bloomberg, Interactive Data Corporation, and other analytic data services.


Total Return 2000

Total Return 2000 is a portfolio management and partnership accounting system oriented toward the hedge fund and private wealth markets. It is a multicurrency system which, like CAMRA 2000, is designed to provide securities accounting and reporting for businesses with high transaction volumes. Partnership accounting, including the generation of tax forms 1065 and K-1, are provided through Total Return 2000's TR1065 module. Total Return 2000 also incorporates a comprehensive general ledger. Performance measurement using computations consistent with AIMR standards is also provided through a module to the system. Other modules to Total Return 2000 provide for tax reporting and trust reporting. Total Return 2000 also has interfaces with brokers, pricing services, data services, and front-end trading systems.


Mabel

Mabel is a portfolio management system from the Company's Netherlands-based Mabel subsidiary that is used by clients throughout Europe and the Caribbean. Mabel's functionality includes accounting and reporting, performance measurement consistent with AIMR standards, net asset value calculations for mutual funds, and support for stock brokering and custodial services. The Mabel system is designed to automatically map data to and from messages in the S.W.I.F.T. (Society for Worldwide Interbank Financial Communications) format.


CAMRA Debt and Derivatives 2000

CAMRA Debt and Derivatives 2000 is a PC/LAN-based debt and derivative portfolio management system from the Company's Savid subsidiary, acquired in April 1998. CAMRA Debt and Derivatives 2000 is a modularized application designed to process and analyze all activities related to debt and derivative portfolios: swaps, caps, floors, collars, FRAs, FX, futures, and options, as well as the issuance of short-, medium-, and long-term debt.


AdvisorWare

AdvisorWare provides for multiple modules that process a unified flow of information, including communications, research, portfolio management, trading and operations, as well as portfolio accounting, financial accounting and tax accounting. AdvisorWare features complete report writing capabilities across all modules; seamless integration with all Microsoft Office products, the ability to retain multiple cost basis; an extensive user security system; and multi-user, client/server, Windows 95 or Windows NT operating systems.


HedgeWare

HedgeWare is a comprehensive data management tool from the Company's Hedgeware subsidiary specifically designed to enable Investment Partnerships to consolidate the tasks of portfolio accounting, financial (partnership) accounting, and tax accounting. HedgeWare's integrated portfolio, financial, and tax modules are designed to facilitate a seamless flow of information from trade entry, through accounting, tax preparation, and management reporting. HedgeWare's multi-user relational database architecture and purpose-built user interface provide real-time information management, significantly reducing time spent on administrative tasks. HedgeWare also allows for export to most major spreadsheet and database packages, and can provide extensive import capabilities.


Trade Order Management
Antares 2000

Antares 2000 is a comprehensive, real-time, event-driven trading and profit and loss reporting system designed to integrate trade modeling with trade order management. Modeling scenarios, including trader-defined formulas, can be customized and stored in a familiar spreadsheet environment. Antares 2000 is designed to transfer data seamlessly from modeling scenarios to trade orders. In Antares 2000, trades can be managed in the multiple steps of trade ordering, filling the order, and approving the trade, or recorded in a single step. Antares 2000 can also allocate trades across accounts at any step in the process.

Trade blotters in Antares 2000 can be customized depending on client, product type, or trader. Full position accounting is provided across all types of securities. Antares 2000 also accepts real-time pricing updates and can display real-time positions and profit and loss statements. Portfolio rebalancing can be set to occur automatically. As Antares 2000 uses an open relational database, customized reporting is supported through its own report writing facilities, or through other third-party reporting tools. Antares 2000 also includes functionality to automate the processing of options, futures, and forward currency contracts.

For some financial institutions, the Antares 2000 trading system may serve as a comprehensive, stand-alone investment management system. For financial institutions with more accounting and historical reporting requirements, Antares 2000 may serve as the front-end trading system connected to CAMRA 2000, Total Return 2000, or other portfolio management investment accounting systems.


Asset/Liability Management
PTS 2000

PTS 2000 provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex sets of options and covenants frequently encountered in insurance contracts or comparable agreements. PTS 2000 includes the following features:

Large-Scale Corporate Simulation Models. The Company and certain significant
----------------------------------------
clients have implemented a number of complex models of whole-company financial performance. Unlike simpler systems, PTS 2000 maintains an internal architecture patterned after the structure of insurance companies themselves, making full-scale corporate models practical. Such corporate models are used to facilitate capital structure decisions, revealing and measuring overall financial performance, and guiding overall risk management practice.

Option Pricing. The PTS 2000 option-pricing model provides option-adjusted
---------------
valuation of assets and liabilities under a consistent conceptual framework. The PTS 2000 option pricing model explicitly considers interest-sensitive embedded options, providing valid interest rate risk analysis, using price behavior curves that graphically depict asset/liability performance over shifts in the interest rate term structure.

Macro Pricing.  The Company's proprietary Macro-Pricing algorithm recognizes the
--------------
complex relationships within contemporary financial intermediaries and provides a matrix of possible product and production quota options in conformity with the profit expectations of the client.


Dynamic Financial Analysis
Finesse 2000

The Company's Finesse 2000 system is a Dynamic Financial Analysis tool designed and developed in cooperation with Ernst & Young LLP, to model operating results, gauge the effects of reinsurance and validate pricing, value business transactions such as mergers and acquisitions, measure the impact of new products, predict cash flows, analyze the impact of investment decisions, and improve strategic planning. Finesse 2000 generates iterative, computer-simulated scenarios in response to events that may have an impact on a client's business. The results of this iterative process are stored in Finesse 2000's "virtual general ledger," which mimics the financial accounting that would occur if these scenarios were to occur. All simulated results are recorded and can be easily viewed on Finesse 2000's "graphical palette," an on-line facility that visually depicts the likely occurrence of one or more specific events.


Loan Management
LMS 2000

LMS 2000 enables mortgage professionals to process, analyze and report on a comprehensive basis, information regarding their mortgage loan portfolios. LMS 2000 is a 32-bit, multi-user, integrated solution operating on a client/server platform, which eliminates the need for separate, independent systems within the mortgage loan area. LMS 2000, which can be integrated with data stored in the Company's CAMRA 2000 and PTS 2000 products, provides the following features:

Application and Commitment Processing. LMS 2000 supports the processing of
--------------------------------------
commercial and residential mortgage loans, providing on-line access to critical evaluative information, including credit history, appraisals, ratio, broker information, duration, convexity, average life and discounted cash flow valuation, permitting loan recommendations to be generated quickly, consistently, and easily.

Accounting and Servicing Support. LMS 2000 supports accurate and consistent
---------------------------------
servicing of loans, including general ledger entries at the sub-portfolio level, with a direct interface to the corporate general ledger. LMS 2000 also maintains appraisals and operating statements at the proper level to support loan and portfolio management.

Comprehensive Reports. LMS 2000 generates and supports a wide range of
----------------------
accounting, servicing, and management reports. All reports can be viewed on-line, downloaded or printed.

REO.  LMS 2000 provides a smooth transition from a loan to an equity asset,
----
establishes/monitors budgets, maintains depreciation records and processes REO-specific transactions.

Executive Summary.  LMS 2000 SnapShots captures a complete overview of a
-----------------
selected portfolio, making essential information immediately available. LMS 2000 SnapShots also exports into Microsoft Excel or Lotus.

Interested Party Directory.  LMS 2000's Interested Party Directory serves as a
---------------------------
common source for all business entities, providing comprehensive borrower financial exposure analysis, relationship tracking and business functionality exposure.

Extend. LMS 2000's unique Extend utility allows users to customize their
------
database by creating screens and database fields to enter, review, and report information. It attaches to over 25 areas of the system.

Imaging and Mapping. LMS 2000 enables users to attach image files to multiple
-------------------
areas of the system for document and collateral imaging and tracking, and plots properties onto on-line geographic maps, facilitating analyses at both a general and a property-specific detailed level.


Real Estate Equity Management

Real Estate Management System (REMS) is an integrated suite of software applications, including Real Estate Financials, Property Accounting, Financial Modeling, Registry, Property Operations, and Leasing Management - designed around the functional areas of real estate organizations to provide a single solution for managing information.

SKYLINE for Windows is property management software that manages all aspects of office/industrial, residential, and retail properties, even those which are decentralized geographically. SKYLINE also features detailed, informative reports. SKYLINE Enterprise is a similar system, but capable of handling larger amounts of data required for the management of a large amount of property holdings.

PRO-JECT for Windows is property valuation software that calculates the value of any combination of office, industrial, retail, apartment and mixed-use property types. It can perform sophisticated sensitivity analysis on property assumptions, and produce detailed reports such as present value and consolidated cash flow reports.


Consulting Services and Outsourcing Services
Consulting Services

Building upon the capability and flexibility of its software products, the Company offers a range of professional services to assist clients in implementing the Company's software products and meeting their portfolio management needs. To facilitate successful product implementation, the Company's consultants assist clients with initial installation of a system, conversion of the client's historical data, and ongoing training and support. The Company's team works closely with the client to ensure smooth transition and operation of the Company's systems. The Company believes its commitment of dedicated professionals to facilitate the transition process strengthens its relationship with the client, provides the Company with valuable information regarding client requirements and offers the opportunity for sales of additional Company products and services to the client. The Company's consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and professionals from the asset management, real estate, investment, insurance and banking industries. In addition, the Company offers actuarial consulting services to its insurance company and other financial institution clients. The Company believes its commitment to professional services facilitates the adoption of the Company's software products across its target markets.


SS&C Direct

For those clients wishing to outsource certain portfolio accounting, reporting and analysis functions, the Company also provides comprehensive outsourcing services through its SS&C Direct operating unit. The Company's consultants initially work with a client to research and evaluate data sources, implement custodian and pricing interfaces and determine reporting requirements and timing. The Company provides its clients with accurate, processed data on a timely basis, enabling investment professionals to spend their time analyzing data and making investment decisions rather than managing the back-office investment operations. The features of the Company's outsourcing services include: (i) customized access rights to provide on-line access on a per-client basis; (ii) regular holdings reports, also available on-line, and complete regulatory support; (iii) disk mirroring, daily back-up of the system and other data protection measures; or; and (iv) disaster recovery hot site services.

Product Support

The Company believes its high level of service and support is critical to its success, and an important competitive advantage. Further, the Company believes a close and active service and support relationship is important to client satisfaction, and provides the Company with important information regarding evolving client requirements. The Company provides each of its significant clients with a dedicated client support representative whose primary responsibility is to resolve questions and concerns and act as a liaison between the client and the Company. In addition, the Company provides direct telephone support during extended business hours. Additional hours are available during peak periods, and the Company uses the Internet, electronic bulletin boards and other forms of electronic data distribution that provide clients with the latest information regarding its products. The Company also provides periodic maintenance releases of licensed software to its clients, including regulatory updates, generally during the fourth quarter, to enable them to meet industry reporting obligations and other processing requirements as they evolve. The Company's service and support activities are supplemented by comprehensive training, including introductory training courses for new users.


Clients

The Company's clients include a wide range of financial institutions and other organizations that require a full range of information management and analysis, accounting, actuarial, reporting, and compliance software on a timely and flexible basis, and include asset managers, insurance companies, banks, corporate treasuries, hedge funds, family offices, real estate asset managers, and government agencies. The Company provides products and services to more than 5,500 organizations worldwide.


Sales and Marketing

The Company believes a direct sales organization is essential to the successful implementation of its business strategy, given the complexity and importance of the operations and information the Company's products are designed to manage, and the extensive regulatory and reporting requirements of its clients. The Company's dedicated direct sales and support staff, which is supplemented by extensive ongoing product and sales training, is organized by business unit and situated in the Company's various sales offices. The Company also uses telemarketing to support sales of its real estate equity products.

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


Product Development; Research and Development; Backlog

The Company believes it must introduce new products and features into the market on a regular basis to maintain its competitive advantage. To meet these goals, the Company uses multidisciplinary teams of highly trained finance, accounting, mathematical, actuarial, software and investment personnel, and has invested heavily in developing a comprehensive product analysis process to meet rigorous requirements for product functionality and quality across its target markets.

The Company's research and development engineers work closely with the Company's marketing and support personnel to assure product evolution reflects developments in the marketplace and trends in client requirements. Historically, the Company has issued a major functional release of its core products during the third quarter of each fiscal year, including functional enhancements, as well as an annual fourth quarter release to reflect evolving regulatory changes in time to meet clients' year-end reporting requirements.

Although the Company historically has met its scheduled dates for product releases and enhancements, software development is characterized by unanticipated delays, and there can be no assurance that the Company will be able to maintain future scheduled release dates as planned. Further, there can be no assurance that the Company's new product releases and product enhancements will adequately address the needs of the marketplace or will not contain "bugs" which could cause delays in product introduction or shipments or, if discovered in the future, require modification of the Company's products.

As of December 31, 1998, the Company's research and development staff consisted of 123 employees. The Company's total expenses for research and development, excluding purchased in-process research and development, for the years ended December 31, 1996, 1997 and 1998 were $8.4 million, $10.2 million and $17.4 million, respectively.


Backlog is not a significant factor in the Company's business.

Competition

The market for financial services software is competitive, rapidly evolving, and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms, many of which serve only their respective local markets or specific customer types, and much of the Company's competition stems from information systems or timesharing services developed and serviced internally by the MIS departments of financial services firms. The Company currently faces direct competition in various segments of the financial services industry from Thomson Financial, SunGard Data Systems, Inc., Princeton Financial Systems (a subsidiary of State Street Bank and Trust Company), Financial Models Company Inc., DST Systems, Inc., and Advent Software, Inc. The Company believes none of its competitors currently competes against it in all of its target industry segments, although there can be no assurance that one or more may not compete against the Company in the future in additional industry segments. Many of the Company's current and potential future competitors have significantly greater financial, technical, and marketing resources, generate higher revenues, and have greater name recognition than does the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, financial condition, and results of operations.

The Company believes the principal competitive factors in its industry include product performance and functionality, ease of use, scalability, ability to integrate external data sources and processing systems, product and company reputation, client service and support, and price. Although the Company believes it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.


Proprietary Rights

The Company primarily relies on a combination of copyright, trademark, and trade secret laws and license agreements to establish and protect proprietary rights of its products. The source code for the Company's products is protected as both a trade secret and an unpublished copyrighted work. In addition, the Company generally enters into confidentiality and/or license agreements with its employees, distributors, clients, and potential clients and limits access to, and distribution of, its software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries. In January 1996, the Company licensed the use of certain of its source code to General American Life Insurance Company and Conning Asset Management Company, affiliates of certain stockholders of the Company.

Because the software development industry is characterized by rapid technological change, the Company believes factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of its technology.


Employees

As of December 31, 1998, the Company had 462 full-time employees, consisting of 123 employees in research and development, 93 employees in consulting and services, 57 employees in sales and marketing, 58 employees in client support, 45 employees in finance and administration, and 86 employees in the Company's international operations. None of these employees is covered by any collective bargaining agreements. The Company believes its relationship with its employees is good. The future success of the Company will depend upon its ability to attract and retain qualified personnel. Competition for such personnel is often intense, and there can be no assurance that the Company will be able to attract and retain adequate numbers of qualified personnel in the future.

ITEM 2.   PROPERTIES

     The Company leases its corporate offices, consisting of 54,000 square feet of office space, in Windsor, Connecticut. It relocated from a building it continues to own in Bloomfield, Connecticut during the second quarter of 1998. The initial lease term is for ten years and the Company has the right to extend the lease for one additional term of five years. The lease requires annual payments of $717,000 for each of the first five years and annual payments of $757,000 for each of the remaining five years. In support of direct sales and support operations, the Company utilizes facilities and offices in ten locations in the United States and Canada and also has offices in London, England; Amsterdam, Netherlands; and Kuala Lumpur, Malaysia.


ITEM 3.   LEGAL PROCEEDINGS

     On March 18, 1997, Elery G. Montagna and Marjory G. Montagna filed a purported class action lawsuit in the United States District Court for the Southern District of New York (the "New York Complaint") against the Company and certain of its executive officers, as well as against BT Alex. Brown Incorporated (as successor to Alex. Brown & Sons Incorporated, "Alex. Brown") and Hambrecht & Quist LLC ("Hambrecht & Quist"), the lead managers of the Company's initial public offering. On April 8, 1997, Marc A. Feiner filed a purported class action lawsuit in the United States District Court for the District of Connecticut (the "Connecticut Complaint") against the Company, its directors and certain of its executive officers, as well as against Alex. Brown and Hambrecht & Quist. On July 8, 1997, Marc A. Feiner, Joseph Aogiere, Arthur
S. Davis, Theodore S. Davis, James Gregory, Brian Kreidler, Daniel Kreidler, Robert Miller, Elery Montagna, Marjory Montagna and Gilda Shapiro Trust filed a Consolidated Amended Class Action Complaint in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the New York Complaint and the Connecticut Complaint were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Exchange Act of 1933. The plaintiffs are seeking an undetermined amount of damages and costs and expenses of the litigation. The plaintiffs filed a motion to certify a class in this matter on May 29, 1998. The Company filed its opposition to class certification on September 25, 1998, and Alex. Brown and Hambrecht & Quist filed a separate opposition on September 29, 1998. The plaintiffs filed a reply brief on the class certification issue on October 26, 1998, and the defendants filed surreply briefs on November 10, 1998. The court has not yet ruled on the motion for class certification. The matter is now in the discovery phase. The Company believes it has meritorious defenses to the claims made in the lawsuit and intends to contest the Consolidated Complaint vigorously. Although the amounts claimed may be substantial, management cannot predict the ultimate outcome or estimate the potential loss, if any, related to these claims. Management believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated financial position. However, the adverse resolution of one or more of these claims could materially affect the Company's consolidated results of operations or liquidity in any one annual or quarterly reporting period.

     From time to time, the Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any other litigation that it believes could have a material effect on the Company or its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


Name                    Age    Position
----                    ---    --------

William C. Stone        43     President, Chief Executive Officer
                               and Chairman of the Board of Directors

Anthony R. Guarascio    45     Senior Vice President, Chief
                               Financial Officer and Treasurer

David A. Varsano        37     Senior Vice President
                               and Chief Technology Officer

Marc W. Zimmerman       44     Senior Vice President, Mergers &
                               Alliances

Steven M. Helmbrecht    36     Senior Vice President, International

Michael Morini          36     Senior Vice President, Asset Management

     William C. Stone founded the Company in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception. He has also served as the Company's President from inception through April 1997 and since March 1999. Prior to founding the Company, he directed the financial services consulting practice of KPMG Peat Marwick LLP in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc.

     Anthony R. Guarascio is Senior Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Guarascio joined the Company in October 1998, after serving as Vice President, Finance and Administration and Chief Financial Officer for Executone Information Systems, Inc., a company specializing in integrated voice and data communications, from January 1994 to September 1998. Prior thereto he was Vice President and Corporate Controller since January 1990.

     David A. Varsano is Senior Vice President and Chief Technology Officer of the Company. Mr. Varsano joined the Company in September 1995, after serving as Vice President at Dunn & Bradstreet Software, where he was responsible for the client/server platform and decision support business from March 1994 to September 1995.

     Marc W. Zimmerman is Senior Vice President, Mergers and Alliances of the Company. From August 1995 to March 1999, Mr. Zimmerman served as Senior Vice President, Strategic Sales of the Company. From 1993 to 1995, he served as Vice President of Market Investment Solutions, Inc., an investment software and consulting services provider.

     Steven M. Helmbrecht is Senior Vice President, International of the Company. From October 1997 to March 1999, Mr. Helmbrecht served as Senior Vice President, Europe, the Middle East and Africa of the Company. From November 1996 to October 1997, Mr. Helmbrecht served as Vice President, International of the Company. From July 1993 to November 1996, Mr. Helmbrecht served as a sales representative for the Company.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SSNC" since the Company's initial public offering on May 31, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market:

                               FISCAL 1998     FISCAL 1997
                               Price Range     Price Range
                              ---------------  -------------
                  Quarter      High     Low     High    Low
                  -------     ------  ------  ------  ------
                  First       $19.25  $ 9.50  $ 8.00  $ 5.13
                  Second       24.25   14.25    7.25    5.13
                  Third        23.75   10.88   11.38    5.63
                  Fourth       14.75    8.75   12.38    9.50


     There were 63 stockholders of record of the Company's Common Stock as of March 23, 1999. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers or other nominees.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs, and plans for expansion.

     The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

     The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

     From the effective date of the Registration Statement through December 31, 1998, the Company has used the net offering proceeds to the Company as follows:


                 Corporate move and equipment
                 purchases                        $ 7,272,000
                 Acquisition of other business    $ 5,333,000
                 Repayment of indebtedness        $ 3,141,000
                 Working capital                  $ 5,038,000
                 Marketable securities            $32,016,000


     All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.


ITEM 6.    SELECTED FINANCIAL DATA

     The information required by this item is contained under the caption "Selected Financial Data" appearing in the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report") and is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1998 Annual Report and is incorporated herein by this reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained under the caption "Market Risks" appearing in the 1998 Annual Report and is incorporated herein by this reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in the Consolidated Financial Statements and related footnotes appearing in the 1998 Annual Report and is incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is set forth in the Proxy Statement under the headings "Compensation of Executive Officers" and "Director Compensation," which information is incorporated herein by reference.


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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents Filed as a Part of this Form 10-K:

             1. Financial Statements. The Consolidated Financial Statements are included in the 1998 Annual Report, portions of which are filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include: Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Stockholder's Equity, and Notes to Consolidated Financial Statements.

             2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.


     (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SS&C Technologies, Inc.


                                   By:    /s/  William C. Stone
                                         ----------------------
                                   William C. Stone

                                   President, Chief Executive Officer
                                   and Chairman of the Board of Directors

Date:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                  Title                            Date

/s/ William C. Stone       President, Chief Executive       March 31, 1999
-------------------------  Officer and Chairman of
William C. Stone           the Board of Directors
                           (Principal Executive Officer)


/s/Anthony R. Guarascio    Senior Vice President, Chief     March 31, 1999
-------------------------  Financial Officer and Treasurer
Anthony R. Guarascio       (Principal Financial and
                           Accounting Officer)


/s/ David L. Blankenship   Director                         March 31, 1999
-------------------------
David L. Blankenship

                           Director
-------------------------
David W. Clark, Jr.

/s/ Joseph H. Fisher       Director                         March 31, 1999
-------------------------
Joseph H. Fisher

/s/ Stephen P. Reynolds    Director                         March 31, 1999
------------------------
Stephen P. Reynolds

/s/ Jonathan M. Schofield  Director                         March 31, 1999
-------------------------
Jonathan M. Schofield

/s/ William W. Wyman       Director                         March 31, 1999
-------------------------
William W. Wyman

                                 EXHIBIT INDEX

Exhibit
  No.     Description
-------   -----------

2.1 Asset Purchase Agreement, dated as of March 20, 1998, by and among the Registrant, AEGON USA Realty Advisors, Inc. and Quantra Corporation is incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated March 20, 1998 (File No. 000-28430)

2.2 Stock Purchase Agreement, dated as of April 9, 1998, by and among the Registrant, Savid International, Inc., The Savid Group, Inc. and
          Diane Cossin, is incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated April 9, 1998 (File No. 000-28430)

3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-3094) (the "Form S-1")

3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1

4 Specimen Certificate for shares of Common Stock, $.01 par value per share, of the Registrant is incorporated herein by reference to
          Exhibit 4 to the Form S-1

10.1*     1993 Stock Option Plan is incorporated herein by reference to Exhibit
          10.1 to the Form S-1

10.2* 1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28430)

10.3* 1996 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28430)

10.4* 1998 Stock Incentive Plan is incorporated herein by reference to Annex A to the Registrant's Definitive Schedule 14A filed April 6, 1998 (File No. 000-28430)

10.5* Employment Agreement between the Registrant and William C. Stone, dated March 28, 1996, is incorporated herein by reference to Exhibit
          10.5 to the Form S-1

10.6 Stock and Note Purchase Agreement, dated September 25, 1990, as amended on September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to
          Exhibit 10.10 to the Form S-1

10.7 Series B Preferred Stock Purchase Agreement, dated September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.11 to the Form S-1

10.8 Series C Preferred Stock Purchase Agreement, dated March 31, 1995, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.12 to the Form S-1

10.9+ Software License Agreement between the Registrant and Conning Asset Management Company, dated January 27, 1996, is incorporated herein by reference to Exhibit 10.15 to the Form S-1

10.10 Reseller Agreement between the Registrant and PFX(USA), Inc., dated June 22, 1993, is incorporated herein by reference to Exhibit 10.16 to the Form S-1

10.11 Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended, is incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

13 Portions of the Registrant's 1998 Annual Report to Stockholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)

21        Subsidiaries of the Registrant

23        Consent of PricewaterhouseCoopers LLP

27        Financial Data Schedule for the year ended December 31, 1998

_______________
* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the Instructions to the Annual Report on Form 10-K.

+ Confidential treatment previously granted as to certain portions of such document.