Form 10-Q
period 1999-03-31
SS&C TECHNOLOGIES INC
filed 1999-05-17
CIK 1011661

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                               80 Lamberton Road
                              Windsor, CT 06095
          (Address of principal executive offices including zip code)

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

Yes X  No
    -

Number of shares outstanding of the issuer's classes of common stock as of April 30, 1999:

            Class                            Number of Shares Outstanding
            -----                            ----------------------------

Common Stock, par value $.01 per share                 15,620,957

                            SS&C TECHNOLOGIES, INC.

                                     INDEX

                                                                                      Page Number
                                                                                      -----------
PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets at
             December 31, 1998 and  March 31, 1999                                          3

             Consolidated Statements of Operations for
             the three-month periods ended March 31, 1998 and 1999                          4

             Consolidated Statements of Cash Flows for
             the three-month periods ended March 31, 1998 and 1999                          5

             Notes to Consolidated Financial Statements                                    6-8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                           9-14

  Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk                                                                           14

PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings                                                              15

  Item 2.    Changes in Securities and Use of Proceeds                                      15

  Item 6.    Exhibits and Reports on Form 8-K                                               16

SIGNATURE                                                                                   16

EXHIBIT INDEX                                                                               17

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

                         Part I. FINANCIAL INFORMATION
                         Item 1. Financial Statements


                            SS&C TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                   (unaudited)
                                                                     March 31,    Dec. 31,
                                                                 ----------------------------
                                                                      1999           1998
                                                                 -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                    $    16,299     $   13,047
     Restricted cash                                                    1,230          1,230
     Investments in marketable securities                              43,344         42,263
     Accounts receivable, net                                          25,388         24,441
     Note receivable                                                        -          2,250
     Prepaid expenses and other current assets                          2,082          1,709
     Deferred income taxes                                                584            434
                                                                 -------------   ------------
             Total current assets                                      88,927         85,374
                                                                 -------------   ------------
Property and equipment:
     Land                                                                 106            106
     Building and leasehold improvements                                2,833          2,748
     Equipment, furniture and fixtures                                 11,530         10,740
                                                                 -------------   ------------
                                                                       14,469         13,594
     Less accumulated depreciation                                     (6,309)        (5,806)
                                                                 -------------   ------------
             Net property and equipment                                 8,160          7,788
                                                                 -------------   ------------

Accounts receivable                                                       531            549
Deferred income taxes                                                   6,207          6,266
Goodwill, net                                                             615            722
Intangible and other assets, net                                        3,815          4,615
                                                                 -------------   ------------
             Total assets                                         $   108,255     $  105,314
                                                                 =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                              $     130       $    171
     Accounts payable                                                   2,914          2,124
     Taxes payable                                                      1,498          1,059
     Accrued employee compensation and benefits                         1,980          6,941
     Other accrued expenses                                             2,422          2,492
     Deferred maintenance and other revenues                           15,356         13,301
                                                                 -------------   ------------
             Total current liabilities                                 24,300         26,088

     Long-term debt                                                       161            303
                                                                 -------------   ------------
             Total liabilities                                         24,461         26,391
                                                                 -------------   ------------
Stockholders' equity:
     Common stock                                                         156            153
     Additional paid-in capital                                        84,975         81,509
     Cumulative translation adjustment                                   (178)          (121)
     Accumulated deficit                                               (1,159)        (2,618)
                                                                 -------------   ------------
             Total stockholders' equity                                83,794         78,923
                                                                 =============   ============
             Total liabilities and stockholders' equity           $   108,255     $  105,314
                                                                 =============   ============

         See accompanying notes to Consolidated Financial Statements.

                            SS&C TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                (in thousands, except share and per share data)

                                                        Three months ended
                                                       March 31,     March 31,
                                                         1999          1998
                                                     -----------   ------------
Revenues:
     Software licenses                               $   8,006      $   5,936
     Maintenance and other recurring revenues            6,683          4,153
     Professional services                               4,758          2,479
                                                     ----------    -----------
         Total revenues                                 19,447         12,568
                                                     ----------    -----------
Cost of revenues:
     Software licenses                                   1,062            429
     Maintenance and other recurring revenues            2,421          1,507
     Professional services                               3,170          1,640
                                                     ----------    -----------
         Total cost of revenues                          6,653          3,576
                                                     ----------    -----------
Gross profit                                            12,794          8,992
                                                     ----------    -----------
Operating expenses:
     Selling and marketing                               4,413          3,635
     Research and development                            4,641          3,289
     General and administrative                          2,614          1,741
     Write-off of purchased in-process
        research and development                             -          5,387
                                                     ----------    -----------
         Total operating expenses                       11,668         14,052
                                                     ----------    -----------
Operating income (loss)                                  1,126         (5,060)

Interest income, net                                       563            590
Other income                                               284             64
                                                     ----------    -----------

Income (loss) before income taxes                        1,973         (4,406)
Provision (benefit) for income taxes                       492         (1,481)
                                                     ==========    ===========
Net income (loss)                                    $   1,481         (2,925)
                                                     ==========    ===========

Basic earnings (loss) per share                      $    0.10     $    (0.20)
                                                     ==========    ===========
Weighted average number of common
   shares outstanding                                   15,380         14,405
                                                     ==========    ===========

Diluted earnings (loss) per share                    $    0.09     $    (0.20)
                                                     ==========    ===========
Weighted average number of common
   and common equivalent shares outstanding             16,102         14,405
                                                     ==========    ===========

         See accompanying notes to Consolidated Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands except share amounts)

                                  (unaudited)

                                                                                   Three months ended
                                                                                March 31,      March 31,
                                                                                   1999           1998
                                                                              ------------------------------
Cash flows from operating activities:
     Net income (loss)                                                             $   1,481     $  (2,925)
                                                                                   ---------     ---------
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:

     Depreciation and amortization                                                     1,482           537
     Deferred income taxes                                                               (91)       (1,908)
     Purchased in-process research and development                                         -         5,387
     Provision for doubtful accounts                                                     286           214
     Changes in operating assets and liabilities, excluding effects from acquisitions:
          Accounts receivable                                                         (1,272)       (1,689)
          Prepaid expenses and other current assets                                     (373)            -
          Accounts payable                                                               705          (402)
          Accrued expenses                                                            (1,987)       (2,044)
          Taxes payable                                                                  439        (1,278)
          Deferred maintenance and other revenues                                      2,055         2,347
                                                                                   ---------     ---------
               Total adjustments                                                       1,244         1,164
                                                                                   ---------     ---------
     Net cash provided by (used in) operating activities                               2,725        (1,761)
                                                                                   ---------     ---------
Cash flows from investing activities:
     Additions to property and equipment, net                                           (781)         (820)
     Acquisition of Quantra, net of cash received                                          -        (2,281)
     Additions to capitalized software and other intangibles                             (88)       (1,434)
     Proceeds from note receivable                                                     2,250             -
     Purchases of marketable securities                                               (7,200)      (25,884)
     Sales of marketable securities                                                    6,119        31,397
                                                                                   ---------     ---------
     Net cash provided by investing activities                                           300           978
                                                                                   ---------     ---------
Cash flows from financing activities:
     Repayment of debt                                                                  (183)         (919)
     Proceeds from note payable                                                            -           280
     Exercise of options                                                                 410           675
                                                                                   ---------     ---------
     Net cash provided by financing activities                                           227            36
                                                                                   ---------     ---------

Net increase(decrease) in cash and cash equivalents                                    3,252          (747)
Cash and cash equivalents, beginning of period                                        13,047         5,026
                                                                                   =========     =========
Cash and cash equivalents, end of period                                           $  16,299      $  4,279
                                                                                   =========      ========


Supplemental disclosure of non-cash investing activities:

    As more fully described in Note 3, effective March 20, 1998, the Company purchased substantially all the assets of Quantra Corporation for $15.3 million.

    As more fully described in Note 3, effective March 11, 1999, the Company purchased all the outstanding stock of HedgeWare, Inc. for 685,683 shares of the Company's common stock.

    See accompanying notes to Consolidated Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of March 31, 1999 and the results of its operations for the three months ended March 31, 1998 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1998 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive. Outstanding options to purchase 0.7 million and 2.3 million shares at March 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                              March 31, 1999      March 31, 1998
                                                              --------------      --------------
    Basic weighted average shares outstanding                     15,380              14,401
    Weighted average common stock equivalents--options               722                  -
                                                                  ------              ------
    Diluted weighted average shares outstanding                   16,102              14,401
                                                                  ======              ======

Comprehensive Income (Loss )

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There were no material differences between net income (loss) and comprehensive income (loss) for the three months ended March 31, 1998 and 1999.

2. Related Party Transactions:

Aegon USA Realty Advisors, Inc. ("Aegon") is the parent company of QSC Holding Inc.(formerly known as Quantra Corporation), which sold substantially all of its assets to the Company in March 1998. The president of Aegon also retains a seat on the board of directors of the Company. During the first quarter ended March 1999 Aegon licensed certain of the Company's products for $1.68 million. This amount was paid in full during the quarter ended March 31, 1999.

3. Commitments and Contingencies:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. On July 8, 1997, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the District of Connecticut in which the Complaints were consolidated and amended.

On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company will pay to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company will record a charge of approximately $9.2 million, including legal fees, in the quarter ending June 30, 1999. The settlement is subject to certain customary conditions, including notice to the class and approval by the Court.

4. Acquisitions:

On March 20, 1998, the Company completed its acquisition (the "Quantra Acquisition") of substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, dated as of March 20, 1998, among the Company, Quantra and AEGON USA Realty Advisors, Inc., the sole stockholder of Quantra. The purchase price for the Quantra Acquisition consisted of 546,019 shares of the Company's Common Stock, $2.3 million in cash and the assumption of certain liabilities of Quantra of $3.9 million, plus the costs of effecting the transaction. The Company and Quantra also entered into an Escrow Agreement pursuant to which approximately an additional $1.2 million will be held in escrow to reimburse the Company in connection with certain acquisition costs and the breaches of representations, warranties or covenants, if any, by Quantra.

The Quantra Acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Quantra have been included in the consolidated condensed financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets based on their fair market value on the date of the acquisition.

The following summarizes the allocation of the purchase price (in thousands):

Accounts receivable                    $ 4,145
Equipment and furniture                    412
Other assets                                63
Complete technology                      4,943
Incomplete technology                    5,387
                                       -------
Total purchase price                   $14,950
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

The unaudited pro forma condensed consolidated results of operations presented below for the three months ended March 31, 1998, assumes the Quantra Acquisition occurred at the beginning of the period (in thousands):

Total revenues            $14,295
Net loss                   (2,764)
Basic loss per share         (.19)
Diluted loss per share       (.19)

These pro forma results are not necessarily indicative of results of operations that would have actually occurred had the acquisition taken place at the beginning of the period, or of future operations of the combined companies.

On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership and tax accounting software and service support to hedge fund managers and traders, for 685,683 shares of Common Stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. The Company, HedgeWare and the former stockholders of HedgeWare have entered into an Escrow Agreement providing, among other things, that 89,139 shares of Common Stock will be held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. The results of operations presented below for the quarters ended March 31, 1998 and 1999 present the Company and HedgeWare as stand-alone entities. There were no intercompany transactions and no adjustments to net assets of the combining companies to adopt the same accounting practices.

                                                                                       Total
                                                  Company         HedgeWare           Company
                                                  -------         ---------           -------
                                                               (in thousands)
For the three months ended March 31, 1998:
Revenues                                        $   11,528        $   1,040          $ 12,568
Net loss                                        $   (2,656)       $    (269)         $ (2,925)

For the three months ended March 31, 1999:
Revenues                                        $   16,778        $   2,669          $ 19,447
Net income                                      $       85        $   1,396          $  1,481


HedgeWare had elected to be treated as a Subchapter S Corporation for income tax purposes and, as such, income taxes are provided from March 11, 1999 for HedgeWare's results of operations.

During the quarter ended March 31, 1999, the Company issued stock valued at $3.1 million in satisfaction of certain HedgeWare's shareholder and employee-related accrued expenses that existed as of the effective date of the merger.

On March 31, 1999, the Company acquired all of the outstanding stock of The Brookside Corporation, a Rhode Island corporation ("Brookside"), pursuant to a Stock Purchase Agreement, dated as of March 31, 1999 (the "Purchase Agreement"), by and among the Company, Brookside, and John M. Boyle (the "Stockholder"). Pursuant to the Purchase Agreement, all of the outstanding shares of common stock of Brookside held by the Stockholder were exchanged for an aggregate of 27,600 shares of Common Stock of the Company. The consolidated results of operations for the three months ended March 31, 1999 include the results of operations of Brookside from the beginning of the quarter. The consolidated financial statements for prior periods have not been restated since the impact of such restatement would not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 1999 and 1998

Revenues

  The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues increased 55% from $12.6 million in the three months ended March 31, 1998 to $19.4 million in the three months ended March 31, 1999.

  Software Licenses. Software license revenues increased 35% from $5.9 million in the three months ended March 31, 1998 to $8.0 million in the three months ended March 31, 1999. This increase was primarily due to an increase in LMS 2000 and Advisorware software license revenues.

  Maintenance and Other Recurring Revenue. Maintenance and other recurring revenue increased 61% from $4.2 million in the three months ended March 31, 1998 to $6.7 million in the three months ended March 31, 1999. The increase was primarily due to growth in the Company's installed base of clients requiring maintenance services.

  Professional Services. Professional services revenues increased 92% from $2.5 million in the three months ended March 31, 1998 to $4.8 million in the three months ended March 31, 1999. Demand for the Company's implementation, conversion and training services has increased primarily due to the Company's increasing services resulting from additional license sales and an increase in billing rates.

 Cost of Revenues

  Total cost of revenues increased 86% from $3.6 million in the three months ended March 31, 1998 to $6.7 million in the three months ended March 31, 1999. The gross margin decreased from 72% for the three months ended March 31, 1998 to 66% for the three months ended March 31, 1999, primarily due to the amortization of completed technology related to the Quantra and Savid acquisitions.

  Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software as well as amortization of completed technology. The cost of software licenses increased 148% from $429,000 in the three months ended March 31, 1998 to $1.0 million in the three months ended March 31, 1999.

The cost of software license revenues as a percentage of such revenues increased from 7% in the three months ended March 31, 1998 to 13% in the three months ended March 31, 1999. The increase in costs was due primarily to the amortization of completed technology related to the Quantra and Savid acquisitions.

  Cost of Maintenance and Other Recurring Revenue. Cost of maintenance and other recurring revenue primarily consists of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance and other recurring revenue increased 61% from $1.5 million in the three months ended March 31, 1998 to $2.4 million in the three months ended March 31, 1999. The change was primarily due to increased headcount for the infrastructure to support the expanded installed client base.

  Cost of Professional Services. Cost of professional service revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues increased 93% from $1.6 million in the three months ended March 31, 1998 to $3.2 million in the three months ended March 31, 1999. The cost of professional services revenues as a percentage of revenues remained approximately the same. The increase in the cost of professional services was primarily attributable to the addition of personnel required to support the corresponding increase in implementation, conversion and training services.

Operating Expenses

  Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. These expenses increased 21% from $3.6 million in the three months ended March 31, 1998 to $4.4 million in the three months ended March 31, 1999 representing 29% and 23%, respectively, of total revenues for those periods. The increase was largely attributable to costs associated with the hiring of additional sales and marketing personnel, including recruiting fees, and the expansion of international operations, including a dedicated international sales and marketing operation.

  Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 41% from $3.3 million in the three months ended March 31, 1998 to $4.6 million in the three months ended March 31, 1999. Research and development expenses in the three months ended March 31, 1998 and 1999 represented 26% and 24%, respectively, of total revenues for those periods. The Company believes that due to the sophistication of its products, research and development spending should remain at these levels. The dollar increase quarter over quarter was mainly due to additional hiring and sub-contracted personnel.

  General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 50% from $1.7 million in the three months ended March 31, 1998 to $2.6 million in the three months ended March 31, 1999, representing 14% and 13%, respectively, of total revenues for those periods. This increase was primarily due to staff additions necessary to improve the Company's administrative infrastructure, allowing the Company to better manage growth through the implementation of systems and controls.

Write-off of Purchased In-Process Research and Development. In the three months ended March 31, 1998, the Company expensed $5.4 million, or 43% of total revenues for the period, of purchased in-process research and development associated with the products acquired in connection with the Quantra Acquisition compared to zero in the three months ended March 31, 1999. Since these products had not reached technological feasibility at the time of the acquisition and, in the Company's judgment, there was no alternative future use for the related research and development, such in-process research and development was charged to expense.


LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1999, the Company financed its operations primarily through cash flows generated from operations of $2.7 million. Cash provided by operations was $2.7 million in the three months ended March 31, 1999 compared to cash used in operations of $1.8 million in the three months ended March 31, 1998. The net increase in cash provided by operating activities of approximately $4.5 million was primarily attributable to an improvement in operating income and working capital.

    Investing activities provided cash of $0.3 million for the three months ended March 31, 1999 compared to cash provided in investing activities of $1.0 million in the three months ended March 31, 1998. Investing activities in the three months ended March 31, 1999 consisted primarily of the payment of a $2.2 million note receivable associated with the Caminus Energy Ventures, LLC ("CEV") transaction, offset by $0.8 million in additions to property, plant and equipment and a net purchase of $1.1 million in marketable securities.

    Financing activities provided cash of $0.2 million for the three months ended March 31, 1999 compared to approximately zero in the three months ended March 31, 1998. Cash provided by financing activities during the three months ended March 31, 1999 consisted primarily of the proceeds from the exercise of stock options of $0.4 million and partially offset by repayment of debt.

    As of March 31, 1999, the Company had $60.9 million in cash, cash equivalents and marketable securities. The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.


Year 2000 Compliance

     The so-called "Year 2000" problem relates to computer systems that have time-sensitive programs containing two-digit fields for the year and that may confuse the year 2000 with the year 1900. If the Company or a third party dealing with the Company uses a computer system or software application which partly or fully fails as a result of its inability to recognize the year 2000, the results could conceivably have a material adverse effect on the Company. The Company has utilized both in-house and outside consultants to test whether its products are Year 2000 compliant. Most of the Company's key products have already passed testing to be certified as Year 2000 compliant. In the event that any Year 2000-compliance issues with its supported products arise, it is the Company's intention to rectify those problems through the software support process. Costs associated with the testing and modifications to make the Company's products Year 2000 compliant have not had, and are not expected to have, a material adverse effect on the Company's business, financial condition or results of operations and cash flows. The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use computer systems Year 2000 compliant. The Company currently utilizes a computing network comprised of a series of local-area-networks ("LANs") that are connected via a wide-area-network ("WAN"). Important computer systems used by operations include those used in developing products and in communicating with and servicing customers. Important computer systems used in financial and administrative management include general ledgers, time and project management systems and a human resource system. Substantially all operating systems, the LANs, the WAN, the general ledgers and the human resource system have either been updated to be and/or were certified by the vendor to be Year 2000 compliant. In general, the Company expects to resolve any remaining Year 2000 issues with respect to its internal-use computer systems and software applications as they arise through upgrade, conversion, modification or replacement of non-compliant systems and applications.

     The Company is also reviewing the possible impact of Year 2000 problems on its central and satellite office facilities and their systems. Although there can be no assurance that the utility (e.g., heat, light, power and phone system) suppliers will achieve Year 2000-compliance requirements in a timely manner, the Company presently has no reason to believe they will not. The failure of any of these key suppliers to properly address their Year 2000 problems could lead to a shutdown of the affected operations and could delay or halt both development of Company products and provision of Company services.

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

     The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

Conversion to Euro

     On January 1, 1999, 11 of the 15 members of the European Union established fixed conversion rates between their existing currencies and the "Euro." The Euro will trade on currency exchanges and the legacy currencies will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, goods and services may be paid for using the Euro or the participating country's legacy currency. Participating countries no longer control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates, will be exercised by the new European Central Bank. No later than July 1, 2002, the legacy currencies of the participating countries will no longer be legal tender for any transaction, making conversion to the Euro complete.

     The Company has established plans and has begun developing the necessary modifications for the technical adaptation of its internal information technology and other systems to accommodate Euro-denominated transactions. The Company expects that it will be able to process Euro-denominated transactions on a timely basis. The Company is also assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. The Company is currently unable to determine the ultimate financial impact of these matters, if any, on its business, financial condition and results of operations. However, the Company will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Fluctuations in Quarterly Performance. The Company's revenues and operating results historically have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size, and nature of the Company's individual license transactions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, consulting, and other recurring revenues and professional services; changes in the Company's operating expenses; personnel changes; and fluctuations in economic and financial market conditions. The timing, size, and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

     Dependence on Financial Services Industry. The Company's clients include a range of organizations in the financial services industry, and the success of such clients is intrinsically linked to the health of the financial markets. In addition, because of the capital expenditures required in connection with an investment in the Company's products, the Company believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability, or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel, or reduce any planned expenditures for investment management systems and software products. Any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, PTS, FILMS, REMS, MLMS, Telesales, Antares and Total Return software and the provision of maintenance and consulting services in connection therewith. The Company currently expects that the licensing of such software products, as well as certain other products acquired by the Company in connection with recent acquisitions and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Management of Growth. The Company's business has grown significantly in size and complexity over the past several years. The growth in the size and complexity of the Company's business as well as its client base has placed and is expected to continue to place a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate, and manage its work force. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, financial condition, and results of operations could be materially adversely affected.

     Integration of Operations. The Company's success is dependent in part on its ability to complete its integration of the operations of its recent acquisitions, including HedgeWare, in an efficient and effective manner. The successful integration in a rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these acquired companies will require, among other things, integration of the acquired companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the combined Company. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the business, financial condition, and results of operations of the Company.

     Competition. The market for financial service software is competitive, rapidly evolving, and highly sensitive to new product introductions and marketing efforts by industry participants. Although the Company believes that none of its competitors currently competes against the Company in all of the markets served by the Company, there can be no assurance that such competitors will not compete against the Company in the future in additional markets. In addition, many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, generate higher revenues, and have greater name recognition than does the Company.

     Rapid Technological Change. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards, and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing client requirements. The process of developing software products such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will successfully complete the development of new products in a timely fashion or that the Company's current or future products will satisfy the needs of the financial markets.

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

     Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of trade secret, copyright, and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology. There can be no assurance that the steps taken by the Company to limit access to its proprietary technology will be adequate to deter misappropriation or independent third-party development of such technology.

     Product Defects and Product Liability. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. Errors, bugs, or viruses may result in loss of or delay in market acceptance or loss of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products, which errors could result in a delay in or inability to achieve market acceptance and thus could have a material adverse impact upon the Company's business, financial condition, and results of operations.

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

     Risks Associated with International Operations. The Company intends to continue to expand its international sales activity as part of its business strategy. To accomplish such continued expansion, the Company must establish additional foreign operations and hire additional personnel requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition, or results of operations. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those foreign markets. A portion of the Company's international sales is denominated in foreign currency. The Company occasionally hedges some of this risk; however, significant fluctuations in the value of foreign currencies could have an adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates, and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition, or results of operations.

     Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's quarterly operating results may vary significantly, depending on factors such as the timing, size, and nature of licensing transactions and new product introductions by the Company or its competitors. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company purchases from time to time forward contracts to attempt to minimize the impact of exchange rate gains or losses from foreign currency transactions. The Company generally places its marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations. The Company does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material.

     The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through March 31,1999, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

     The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially f from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company will pay to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company will record a charge of approximately $9.2 million, including legal fees, in the quarter ending June 30, 1999. The settlement is subject to certain customary conditions, including notice to the class and approval by the Court.


Item 2.  Changes in Securities and Use of Proceeds

On March 11, 1999, the Company acquired HedgeWare pursuant to an Agreement and Plan of Merger, dated as of March 11, 1999 (the "Merger Agreement"), among the Company, HedgeWare, Asset Management Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Subsidiary"), Michael J. Lazarcheck, Robert H. Pontbriand and Matthew J. Cosciello (collectively, the"Stockholders") and Andrew Appell, Eugene Barra, Ellis Horowitz, Ronald Kashden, Brook F. Seitz, Mark E. Tarantina and Alan Zenreich (collectively, the "Performance Unit Holders"). The Stockholders and Performance Unit Holders are referred to collectively as the "Holders." Pursuant to the Merger Agreement, the Merger Subsidiary was merged with and into HedgeWare (the "Merger"), whereupon HedgeWare became a wholly owned subsidiary of the Company. In connection with the Merger, (i) all of the outstanding shares of common stock of HedgeWare held by the Stockholders were converted into an aggregate of 499,718 shares of Common Stock of the Company, (ii) all of the outstanding performance units under HedgeWare's Performance Unit Plan held by the Performance Unit Holders were converted into an aggregate of 124,930 shares of Common Stock and (iii) outstanding loans, interest and dividends aggregating approximately $1,000,000 and owed by HedgeWare to the Stockholders were converted into an aggregate of 61,035 shares of Common Stock. The shares of Common Stock were issued and sold to the Holders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     On March 31, 1999, the Company acquired all of the outstanding stock of The Brookside Corporation, a Rhode Island corporation ("Brookside"), pursuant to a Stock Purchase Agreement, dated as of March 31, 1999 (the "Purchase Agreement"), by and among the Company, Brookside, and John M. Boyle (the "Stockholder"). Pursuant to the Purchase Agreement, all of the outstanding shares of common stock of Brookside held by the Stockholder were exchanged for an aggregate of 27,600 shares of Common Stock of the Company. The shares of Common Stock were issued and sold to the stockholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.


     From the effective date of the Registration Statement through March 31, 1999, the Company has used the net Offering proceeds to the Company as follows:

       Corporate move and equipment purchases        $  8,053,000
       Acquisition of other business                 $  5,333,000
       Repayment of indebtedness                     $  3,324,000
       Working capital                               $  5,471,000
       Marketable securities                         $ 30,619,000

     All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K


         a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

         b. On March 23, 1999, the Company filed a Current Report on Form 8-K, dated March 11, 1999, to report under Item 2 (Acquisition or Disposition of Assets) the Company's acquisition of HedgeWare, Inc. No financial statements were required to be filed with such report.



    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SS&C TECHNOLOGIES, INC.


Date: May 17, 1999                   By: /s/ Anthony R. Guarascio

                                         Anthony R. Guarascio
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX



Exhibit Number     Description
--------------     -----------

2.1 Agreement and Plan of Merger, dated as of March 11, 1999, by and among SS&C Technologies, Inc., HedgeWare, Inc., Asset Management Acquisition Corp. and Michael J. Lazarcheck, Robert
                  H. Pontbriand, Matthew J. Cosciello, Andrew Appell, Eugene Barra, Ellis Horowitz, Ronald Kashden, Brook F. Seitz, Mark E. Tarantina and Alan Zenreich is incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated March 11, 1999 (File No. 000-28430)

2.2 Stock Purchase Agreement, dated as of March 31, 1999, by and among SS&C Technologies, Inc., The Brookside Corporation and John M. Boyle is incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated March 31, 1999 (File No. 000-28430)

27.1              Financial Data Schedule for the three months ended
                  March 31, 1999.

27.2              Restated Financial Data schedule for the three months ended
                  March 31, 1998.