Form 10-Q
period 1999-06-30
SS&C TECHNOLOGIES INC
filed 1999-08-16
CIK 1011661

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

     Yes X     No
        ---       ---

     Number of shares outstanding of the issuer's classes of common stock as of July 26, 1999:


             Class                                Number of Shares Outstanding
             -----                                ----------------------------
Common Stock, par value $.01 per share                     15,643,782

                            SS&C TECHNOLOGIES, INC.

                                     INDEX

                                                                     Page Number
                                                                     -----------
        PART I    FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets at
                  December 31, 1998 and June 30, 1999                       3

                  Consolidated Condensed Statements of Operations for
                  the three-and six-month periods ended June 30,
                  1999 and 1998                                             4

                  Consolidated Condensed Statements of Cash Flows for
                  the six-month periods ended June 30, 1999 and 1998        5

                  Notes to Consolidated Financial
                  Statements                                                6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

        Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                     14

       PART II.   OTHER INFORMATION


        Item 1.   Legal Proceedings                                        16

        Item 2.   Changes in Securities and Use of Proceeds                16

        Item 4.   Submission of Matters to a Vote of Security Holders      16

        Item 6.   Exhibits and Reports on Form 8-K                         17

     SIGNATURE                                                             18

     EXHIBIT INDEX                                                         19

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

     Part I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                            SS&C TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                  (unaudited)
                                                                                    June 30,              Dec. 31,
                                                                                      1999                  1998
                                                                               -------------------    -----------------
         ASSETS
         Current assets:
             Cash and cash equivalents                                                $    17,575           $   13,047
             Restricted cash                                                                    -                1,230
             Investments in marketable securities                                          44,599               42,263
             Accounts receivable, net                                                      19,234               24,441
             Note receivable                                                                    -                2,250
             Prepaid expenses and other current assets                                      1,613                1,709
             Deferred income taxes                                                            586                  434
                                                                               ------------------    -----------------
         Total current assets                                                              83,607               85,374
                                                                               ------------------    -----------------
         Property and equipment:
         Land                                                                                 106                  106
             Building and leasehold improvements                                            3,161                2,748
             Equipment, furniture and fixtures                                             12,493               10,740
                                                                               ------------------     ----------------
                                                                                           15,760               13,594
             Less accumulated depreciation                                                 (6,924)              (5,806)
                                                                                ------------------     ----------------
         Net property and equipment                                                         8,836                7,788
                                                                                ------------------     ----------------

              Accounts receivable                                                             408                  549
              Deferred income taxes                                                         6,230                6,266
              Goodwill, net                                                                   509                  722
              Intangible and other assets, net                                              2,929                4,615
                                                                                ------------------     ----------------

         Total assets                                                                 $   102,519           $  105,314
                                                                                ==================     ================
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Current portion of long-term debt                                        $       131           $      171
             Accounts payable                                                               1,667                2,124
             Taxes payable                                                                      -                1,059
             Accrued employee compensation and benefits                                     1,934                6,941
             Other accrued expenses                                                         1,718                2,492
             Accrued litigation settlement costs                                            9,330                    -
             Deferred maintenance and other revenues                                       15,263               13,301
                                                                                ------------------     ----------------
         Total current liabilities                                                         30,043               26,088

             Long-term debt                                                                   140                  303
                                                                                ------------------     ----------------
         Total liabilities                                                                 30,183               26,391
                                                                                ------------------     ----------------
         Stockholders' equity:
             Common stock                                                                     157                  153
             Additional paid-in capital                                                    85,543               81,509
             Cumulative translation adjustment                                               (366)                (121)
             Accumulated deficit                                                          (12,998)              (2,618)
                                                                                ------------------     ----------------
         Total stockholders' equity                                                        72,336               78,923
                                                                                ------------------     ----------------
         Total liabilities and stockholders' equity                                   $   102,519           $  105,314
                                                                                ==================     ================

          See accompanying notes to Consolidated Financial Statements.

                            SS&C TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                                                  Three Months Ended                       Six Months Ended
                                                         -------------------------------------    ----------------------------------
                                                            June 30,            June 30,             June 30,          June 30,
                                                              1999                1998                 1999              1998
                                                         ----------------    ----------------     ----------------  ----------------
      Revenues:
        Software licenses                                      $   4,383           $   8,986           $   12,389        $   14,922
        Maintenance and other recurring revenue                    6,932               6,050               13,615            10,203
        Professional services                                      5,306               4,031               10,064             6,510
                                                         ----------------    ----------------     ----------------  ----------------
           Total revenues                                         16,621              19,067               36,068            31,635
                                                         ----------------    ----------------     ----------------  ----------------
      Cost of revenues:
        Software licenses                                          1,078               1,026                2,090             1,455
        Maintenance and other recurring revenue                    2,521               2,276                4,754             3,713
        Professional services                                      3,879               2,893                7,250             4,642
                                                         ----------------    ----------------     ----------------  ----------------
           Total cost of revenues                                  7,478               6,195               14,094             9,810
                                                         ----------------    ----------------     ----------------  ----------------
      Gross profit                                                 9,143              12,872               21,974            21,825
                                                         ----------------    ----------------     ----------------  ----------------
      Operating expenses:
        Selling and marketing                                      4,474               3,277                8,989             6,823
        Research and development                                   5,445               5,806               10,340             9,295
        General and administrative                                 3,193               2,907                5,487             4,498
        Write-off of purchased in-process
           research and development                                    -                 491                    -             5,878
        Litigation settlement costs (Note 3)                       9,330                   -                9,330                 -
                                                         ----------------    ----------------     ----------------  ----------------
           Total operating expenses                               22,442              12,481               34,146            26,494
                                                         ----------------    ----------------     ----------------  ----------------
      Operating income (loss)                                    (13,299)                391              (12,172)           (4,669)

      Interest income, net                                           530                 490                1,094             1,080
      Other income                                                    95                  22                  378                86
                                                         ----------------    ----------------     ----------------  ----------------

      Income (loss) before income taxes                          (12,674)                903              (10,700)           (3,503)
      Provision (benefit) for income taxes                          (836)                436                 (344)           (1,045)
                                                         ================    ================     ================  ================
      Net income (loss)                                       $  (11,838)          $     467           $  (10,356)       $   (2,458)
                                                         ================    ================     ================  ================

      Basic earnings (loss) per share                         $     (0.76)         $    0.03           $    (0.67)       $    (0.17)
                                                         ================    ================     ================  ================
      Basic weighted average number of common
      shares outstanding                                          15,627              15,000               15,503            14,703
                                                         ================    ================     ================  ================
      Diluted earnings (loss) per share                       $    (0.76)          $    0.03           $    (0.67)       $   ( 0.17)
                                                         ================    ================     ================  ================

      Diluted weighted average number of  common
      and common equivalent shares outstanding                    15,627              16,234               15,503            14,703
                                                         ================    ================     ================  ================

         See accompanying notes to Consolidated Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Six months ended
                                                                                   June 30,               June 30,
                                                                                     1999                   1998
                                                                               ------------------     -----------------
        Cash flows from operating activities:
               Net loss                                                                $ (10,356)             $ (2,458)
                                                                                ------------------     -----------------
        Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
                Depreciation and amortization                                              3.089                 2,583
                Non-cash adjustment related to litigation settlement                       1,300                     -
                Deferred income taxes                                                       (116)               (2,172)
                Purchased in-process research and development                                  -                 5,878
                Provision for doubtful accounts                                            1,601                 1,315
                Changes in operating assets and liabilities, excluding effects from acquisitions:
                     Accounts receivable                                                   3,525                (3,051)
                     Prepaid expenses and other current assets                               174                (1,351)
                     Accrued litigation settlement costs                                   8,030
                                                                                                                     -
                     Accounts payable                                                       (542)                 (926)
                     Accrued expenses                                                     (2,737)               (1,667)
                     Taxes payable                                                        (1,059)                  679
                     Deferred maintenance and other revenues                               1,962                  (634)
                                                                               ------------------     -----------------
                            Total adjustments                                             15,227                   654
                                                                               ------------------     -----------------
                                                                               ------------------     -----------------
               Net cash provided by (used in) operating activities                         4,871                (1,804)
                                                                               ------------------     -----------------
        Cash flow from investing activities:
               Additions to property and equipment                                        (2,150)               (3,631)
               Acquisition of Quantra, net of cash received                                    -                (5,260)
               Additions to capitalized software and other intangibles                       (88)               (2,230)
               Proceeds from note receivable                                               2,250                     -
               Purchases of marketable securities                                         (8,700)              (37,700)
               Sales of marketable securities                                              6,364                37,109
                                                                               ------------------     -----------------
                                                                               ------------------     -----------------
               Net cash used by investing activities                                      (2,324)              (11,712)
                                                                               ------------------     -----------------
        Cash flows from financing activities
               Repayment of debt                                                            (227)                 (620)
               Proceeds from note payable                                                                          475
                                                                                               -
               Issuance of common stock                                                      446                   168
               Exercise of options                                                           532                 1,282
               Transfer of cash from restricted cash equivalents                           1,230
                                                                               ------------------     -----------------

               Net cash provided by financing activities                                   1,981                 1,305

        Net increase (decrease) in cash and cash equivalents                               4,528               (12,211)
        Cash and cash equivalents, beginning of period                                    13,047                23,685
                                                                               ------------------     -----------------
        Cash and cash equivalents, end of period                                        $ 17,575              $ 11,474
                                                                               ==================     =================


         Supplemental disclosure of non-cash investing activities:

               As more fully described in Note 3, effective March 20, 1998, the Company purchased substantially all the assets of Quantra Corporation for $15.3 million.
               As more fully described in Note 3, effective March 11, 1999, the Company acquired in a pooling all the outstanding stock of HedgeWare, Inc. for 685,683 shares of the Company's Common Stock.

         See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

       1. Summary of Significant Accounting Policies:

       Basis of Presentation

       In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1998 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

       Basic and Diluted Earnings Per Share

       Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive. Outstanding options to purchase 3.0 million and 1.2 million shares at June 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):


                                                      Three Months Ended June 30,               Six Months Ended June 30,
                                                        1999              1998                1999                1998
                                                  ---------------    ----------------    ----------------    ----------------
       Basic weighted average shares
       Outstanding                                     15,627             15,000              15,503              14,703
       Weighted average common stock
       Equivalents-options                                                 1,234
                                                  ---------------    ----------------    ----------------    ----------------
       Diluted weighted average shares
       Outstanding                                     15,627             16,234              15,503              14,703


       Comprehensive Income (Loss )

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There were no material differences between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 1998 and 1999.

       Reclassification of prior periods statement of operations

       As a result of continued efforts to refine cost allocations and methodologies, certain prior period costs have been reclassified to be consistent with the current period.


       2. Related Party Transactions:

       Aegon USA Realty Advisors, Inc. ("Aegon") is the parent company of QSC Holding Inc. (formerly known as Quantra Corporation), which sold substantially all of its assets to the Company in March 1998. The president of Aegon also retains a seat on the board of directors of the Company. During the quarter ended March 1999 Aegon licensed certain of the Company's products for $1.68 million. This amount was paid in full during the quarter ended March 31, 1999.

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

       On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company will pay to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company recorded a charge for the settlement of approximately $9.3 million, including legal fees, in the quarter ended June 30, 1999. The settlement is subject to certain customary conditions, including notice to the class and approval by the Court.

       4. Acquisitions:

       On March 20, 1998, the Company completed its acquisition (the "Quantra Acquisition") of substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, dated as of March 20, 1998, among the Company, Quantra and AEGON USA Realty Advisors, Inc., the sole stockholder of Quantra. The purchase price for the Quantra Acquisition consisted of 546,019 unregistered shares of the Company's Common Stock valued at $8.8 million, $2.3 million in cash and the assumption of certain liabilities of Quantra of $4.1 million, plus the costs of effecting the transaction. The Company and Quantra also entered into an Escrow Agreement pursuant to which an additional $1.2 million was held in escrow to reimburse the Company in connection with certain acquisition costs and the breaches of representations, warranties and covenants, if any, by Quantra. During the second quarter of 1999, the escrow balance was released in accordance with the acquisition agreement.

       The Quantra Acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Quantra have been included in the consolidated condensed financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets based on their fair market value on the date of the acquisition.

       The following summarizes the allocation of the purchase price of the Quantra Acquisition (in thousands):


        Accounts receivable                  $ 4,145
        Equipment and furniture                  425
        Other assets                              63
        Complete technology                    5,271
        Incomplete technology                  5,387
                                               -----

        Total purchase price                 $15,291
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

       The following summarizes the allocation of the purchase price for the Savid Acquisition (in thousands):

        Accounts receivable                 $ 30
        Equipment and furniture                4
        Complete technology                  336
        Incomplete technology                491
                                             ---

        Total purchase price                $861
                                            ====


       For the Quantra and Savid Acquisitions, the allocation to complete technology is based on future risk-adjusted cash flows. Complete technology has been capitalized and included in intangible assets in the accompanying consolidated condensed balance sheets. Complete technology will be amortized over two to four years based on the ratio that current gross revenues of the products bear to the total of current and anticipated future gross revenues of the products or the straight line-method, whichever is shorter. The allocation to incomplete technology is also based on future risk-adjusted cash flows and has been expensed in 1998, in accordance with generally accepted accounting principles. The incomplete technology had not achieved technological feasibility and had no alternative uses.

       For the Quantra and Savid Acquisitions, the Company developed revenue projections over a five-to-six year period in three categories: license, maintenance and consulting. License revenue projections were based on expected unit sales over the projected lives of the respective product lines. The other categories of revenues were generally estimated as a percentage of total license revenues and ranged from 15% to 20% for maintenance and from 10% to 30% for consulting, depending on the product. Savid consulting revenues were projected to be insignificant. Expense assumptions were based on the imposition of the Company's cost structure on the acquired technologies and products. The discount rates for the Quantra in-process research and development projects were 23% and 28%; the discount rate for the Savid in-process research and development projects was 20%.

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


       On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership and tax accounting software and service support to hedge fund managers and traders, for 685,683 shares of Common Stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. The Company, HedgeWare and the former stockholders of HedgeWare have entered into an Escrow Agreement providing, among other things, that 89,139 shares of Common Stock will be held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. The results of operations presented below for the quarter ended June 30, 1998 and the six months ended June 30, 1998 and 1999 present the Company and HedgeWare as stand-alone entities. There were no intercompany transactions and no adjustments to net assets of the combining companies to adopt the same accounting practices.

                                                                                       (in thousands)

                                                                                                           Total
                                                                     Company           HedgeWare          Company
                                                                  -------------      -------------     --------------
       For the three months ended June 30, 1998:
       Revenues                                                    $  18,119           $   948            $ 19,067
       Net income (loss)                                                 834              (367)                467

       For the six months ended June 30, 1998:
       Revenue                                                     $  29,647           $ 1,988            $ 31,635
       Net income (loss)                                              (1,822)             (636)             (2,458)

       For the six months ended June 30, 1999:
       Revenue                                                     $  33,399           $ 2,669            $ 36,068
       Net income (loss)                                             (11,752)            1,396             (10,356)



       HedgeWare had elected to be treated as a Subchapter S Corporation for income tax purposes and, as such, income taxes are provided from March 11, 1999 for HedgeWare's results of operations.

       During the quarter ended March 31, 1999, the Company issued stock valued at $3.1 million in satisfaction of certain shareholder and employee-related accrued expenses of Hedgeware that existed as of the effective date of the merger.

       On March 31, 1999, the Company acquired all of the outstanding stock of The Brookside Corporation, a Rhode Island corporation ("Brookside"), pursuant to a Stock Purchase Agreement, dated as of March 31, 1999 (the "Purchase Agreement"), by and among the Company, Brookside, and John M. Boyle (the "Stockholder"). Pursuant to the Purchase Agreement, all of the outstanding shares of common stock of Brookside held by the Stockholder were exchanged for an aggregate of 27,600 shares of Common Stock of the Company. The consolidated results of operations for the three and six months ended June 30, 1999 include the results of operations of Brookside from the beginning of the respective periods. The consolidated financial statements for prior periods have not been restated since the impact of such restatement would not be material.



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 and 1998

       RESULTS OF OPERATIONS

       Revenues

         The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues for the three and six months ended June 30, 1999 were $16.6 million and $36.1 million, respectively, representing a decrease of 13% and an increase of 14% from the $19.1 million and $31.6 million, respectively, reported for the comparable periods of the prior year.

         Software Licenses. Software license revenues for the three and six months ended June 30, 1999 were $4.4 million and $12.4 million, respectively, representing decreases of 51% and 17% over the $9.0 million and $14.9 million, respectively, in the comparable periods of the prior year. The decrease in license revenues for the three months ended June 30, 1999 was primarily the result of lower CAMRA sales offset slightly by an increase in Advisorware sales. The decrease for the six months ended June 30, 1999 was also due to lower CAMRA sales compared to the prior period, offset by increases in the Advisorware and LMS 2000 product lines. A large percentage of lower license revenue was due to customer deferral of purchases while resolving their Y2K issues, as well as the Company's sales execution and staffing requirements.


         Maintenance and Other Recurring Revenues. Maintenance and other recurring revenues for the three and six months ended June 30, 1999 were $6.9 million and $13.6 million, respectively, representing increases of 15% and 33% from the $6.1 million and $10.2 million, respectively, in the comparable periods of the prior year. The increase for both periods was primarily due to growth in the Company's installed base of clients requiring maintenance services.

       Professional Services. Professional services revenues for the three and six months ended June 30, 1999 were $5.3 million and $10.1 million, respectively, representing increases of 32% and 55% from the $4.0 million and $6.5 million, respectively, in the comparable periods of the prior year. The increase in the professional services revenue was primarily attributable to increases in implementation, conversion and training services as a result of higher license revenue from the quarter ended December 1998 and March 31, 1999.


       Cost of Revenues

        Total cost of revenues for the three and six months ended June 30, 1999 were $7.5 million and $14.1 million, respectively, representing increases of 21% and 44% from $6.2 million and $9.8 million, respectively, in the comparable periods of the prior year. The gross margin decreased from 68% and 69% for the three and six months ended June 30, 1998 to 55% and 61% for the three and six months ended June 30, 1999, primarily due to reductions in license revenue and increases in professional services revenues which have lower margins.

         Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software as well as amortization of completed technology. The cost of software licenses for the three months ended June 30, 1999 and 1998 remained approximately constant while increasing during the six months ended June 30, 1999 compared to the comparable period in 1998. The increase in these costs was due primarily to the amortization of completed technology related to the Quantra and Savid acquisitions.

         Cost of Maintenance and Other Recurring Revenue. Cost of maintenance and other recurring revenue primarily consists of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance and other recurring revenue increased for the three and six months ended June 30, 1999 by 11% and 28% respectively, from the comparable periods of the prior year. The change was primarily due to increased headcount for the infrastructure to support the expanded installed client base.

         Cost of Professional Services. Cost of professional service revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues were $3.9 million and $7.3 million respectively for the three and six months ended June 30, 1999, respectively, representing increases 34% and 56% over the comparable periods of the prior year. The cost of professional services revenues as a percentage of revenues remained approximately the same. The increase in the cost of professional services was primarily attributable to the addition of personnel required to support the corresponding increase in implementation, conversion and training services. Operating Expenses

         Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. These expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. These expenses were $4.5 million and $9.0 million respectively for the three and six months ended June 30, 1999, respectively, representing increases of 37% and 32% over the corresponding periods of last year. The increase was largely attributable to costs associated with the hiring of additional sales and marketing personnel, and the expansion of international operations into Japan and Australia, including a dedicated international sales and marketing operation.

         Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses as a percentage of total revenues, for the three and six months ended June 30, 1999 were 33% and 29%, respectively, as compared with 30% and 29%, respectively, in the comparable periods of 1998. For the three and six months ended June 30, 1999, these expenses decreased by 6% to $5.4 million and increased 11% to $10.3 million, respectively. The dollar increase for the six months ended June 30, 1999 over the comparable period last year was due to the hiring of additional personnel. The decrease for the three months ended June 30, 1998 over the comparable period in 1998 was primarily due to a reduction in contracted employees. The Company believes that due to the sophistication of its products, research and development spending should remain at these levels.

         General and Administrative. General and administrative expenses primarily comprise personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative cost as a percentage of total revenues, for the three and six months ended June 30, 1999 were 19% and 15%, respectively, as compared with 15% and 14%, respectively, in the comparable periods of the prior year. For the three and six months ended June 30, 1999, general and administrative expenses increased by 10% to $3.2 million and by 22% to $5.5 million, respectively, from $2.9 million and $4.5 million, respectively, in the comparable periods of 1998. The dollar increase for the six months ended June 30, 1999 primarily relates to an increase in the allowance for doubtful accounts offset slightly by professional fees and other general expenses.

         Write-off of Purchased In-Process Research and Development. In the first quarter of 1998, the Company expensed $5.4 million of purchased in-process research and development associated with the Quantra products acquired in March 1998. In the second quarter of 1998, the Company expensed $0.5 million of purchased in-process research and development associated with the Savid products acquired in April 1998. Because these products had not yet reached technological feasibility at the time of the respective acquisitions and, in the Company's judgment, there was no alternative use for the related research and development, such in-process research and development was charged to expense.

         Interest income and income taxes. Interest income remained relatively constant between quarters and on a year to date basis. The effective tax rate for the three and six months ended June 30, 1999 is significantly lower than the comparable periods of last year due to the fact that no tax effect was given to the litigation settlement costs. The Company has not recorded a tax benefit in the second quarter for the settlement expense, since it is not determinable at this time. A tax benefit may be recorded in future quarters when the accounting of the class participants is finalized.

         Litigation settlement costs/other. On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company will pay to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company recorded a charge of $9.3 million, including legal fees, in the quarter ending June 30, 1999. The settlement is subject to certain customary conditions, including notice to the class and approval by the Court.


       LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and marketable securities totaled $62.2 million at June 30, 1999 compared with $56.5 million at December 31, 1998. The increase in cash and cash equivalents was primarily due to cash provided from operating activities. Although net income was lower in the first six months of 1999 compared to the first six months of 1998, net cash provided by operating activities improved by $6.7 million. The increase was primarily due to a reduction in accounts receivable, the increase in the accrued litigation costs and an increase in deferred maintenance and other revenues. These items were offset by a decrease in taxes payable. The accounts receivable decreased by $3.5 million in the first six months of 1999 compared to an increase of $3.1 million in the first six months of 1998. The accrued litigation costs of $9.3 million are expected to be paid in the third quarter of 1999.

         Net cash used by investing activities was $2.3 million in the six months ended June 30, 1998 compared to $11.7 million in the comparable period of 1998. The decrease was primarily due to the acquisition of Quantra in the first six months of 1998 compared to no acquisition investing activities in the same period in 1999 and the payment of the note receivable associated with the Caminus Energy Ventures, LLC transaction. In addition, acquisition of property and equipment and capitalized software was lower in the six months ended June 30, 1999 than the comparable period in 1998.

         Net cash provided from financing activities was $2.0 million in the six months ended June 30, 1999 compared to $1.3 million in the comparable period of 1998. Cash provided by financing activities consisted mainly of the proceeds from the exercise of stock options, the issuance of stock for the Employee Stock Purchase Plan and the release of escrowed funds associated with the Quantra acquisition offset by the repayment of debt.

         The Company believes that its current cash, cash equivalents, marketable securities and net cash provided by operating activities will be sufficient to meet its working capital including the anticipated payment of the litigation settlement and capital expenditure requirements for at least for the next 12 months.


       Year 2000

         Year 2000 Compliance. The information presented below related to year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-Q regarding Year 2000 compliance.

         Year 2000 Issue Defined. The Year 2000 ("Y2K") issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four digits to define a year. For example, the clock circuit in the hardware may be incapable of holding a date beyond the year 1999; some operating systems recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

         State of Readiness. The Company formed at Y2K Review Team ("Team") in 1998 to address the potential impact of Y2K on the Company. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue: SS&C Technologies Products, Information Technology (IT) Systems, Third Party Relationships and non-IT Systems. The initial phase was to organize a Team of both IT and non-IT employees and to develop a process. The second phase was to establish an inventory of all potential areas where Y2K problems could exist. The inventory included: server hardware (BIOS), server operating systems, server application software, network device hardware and software, PC hardware
       (BIOS), PC operating systems, PC application software, phone and security systems, the Company's Products and its vendors. Each area listed in the inventory was assigned to a Team member to evaluate the current Y2K compliance and where required, recommend a solution to correct the problem. As of the end of the second quarter of 1999, the Company has substantially completed both phases for both the IT and non-IT systems. The Company is currently involved in the remediation phase and expects to be completed in the fourth quarter of 1999. However, the Company continues to review information developed as a result of its overall effort, which could result in additional items being added to its Y2K inventory.

         SS&C Technologies Products. The Company has utilized both in-house and outside consultants to test whether its products are Y2K compliant. Most of the Company's key products have already passed rigorous testing to be certified as Y2K compliant. In the event that any Y2K-compliance issues with its supported products arise, it is the Company's intention to rectify those problems through the software support process. Costs associated with the testing and modifications to make the Company's products Y2K compliant have not had, and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations and cash flows.

         Third Party Relationships. The Company's business operations are dependent on third party suppliers. The Company is working with its key external partners to identify and to mitigate the potential risks of Y2K. The failure of external parties to resolve their own Y2K issues, in a timely manner, could result in a material financial risk to the Company. As part of the overall Y2K program, the Company is actively communicating with third parties through correspondence. Because the Company's Y2K compliance is dependant on the timely Y2K compliance of third parties, there can be no assurance that the Company's efforts alone will resolve all Y2K issues.

         Contingency Plans. There can be no assurance that the systems of other parties upon which the Company's business relies directly or indirectly will be Year 2000 compliant. The costs of becoming Y2K compliant, or the failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations. Given the possibility of system failure as a result of the century change, the Company is currently in the process of formulating one or more contingency plans, which it anticipates implementing during the fourth quarter of 1999.


         Costs to Address Year 2000 issues. The Y2K costs incurred to date have not been material. Most software applications, BIOS and operating system upgrades to Y2K compliance were incorporated into the Company's standard licensing agreements. As part of the contingency planning effort we will examine additional potential Y2K costs, where applicable.
         The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.


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

         Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, PTS, FILMS, REMS, MLMS, Telesales, Antares, Total Return, and Advisorware software and the provision of maintenance and consulting services in connection therewith. The Company currently expects that the licensing of such software products, as well as certain other products acquired by the Company in connection with recent acquisitions and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through June 30, 1999, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

         The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events, income or losses.

       PART II - OTHER INFORMATION


       Item 1.   Legal Proceedings

       On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company will pay to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company recorded a charge of $9.3 million, including legal fees, in the quarter ending June 30, 1999. The settlement is subject to certain customary conditions, including notice to the class and approval by the Court.


       Item 2.  Changes in Securities and Use of Proceeds

         The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").
         The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.
         From the effective date of the Registration Statement through June 30, 1999, the Company has used the net Offering proceeds to the Company as follows:

               Corporate move and equipment purchases      $  8,053,000
               Acquisition of other business               $  5,333,000
               Repayment of indebtedness                   $  3,324,000
               Working capital                             $  7,793,000
               Marketable securities                       $ 28,297,000

             All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.



       Item 4.   Submission of Matters to a Vote of Security Holders

       At the 1999 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 11, 1999, the following matters were acted upon by the stockholders of the Company:

       1. The election of David L. Blankenship, David W. Clark, Jr. and William C. Stone as Class III Directors for the ensuing three years;

       2. Approval of the amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000. Shares; and

       3. Approval of the amendment to the Company's 1996 Employee Stock Purchase Plan, as amended, to increase the number of shares of Common Stock authorized for issuance thereunder from 200,000 to 400,000 shares; and

       4. Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the current fiscal year.

       The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 15,620,801. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Jonathan M. Schofield, William W. Wyman, Joseph H. Fisher and Stephen P. Reynolds. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:



                                                             Votes                        Broker
                                             Votes For     Withheld    Votes Against    Abstentions     Non-Votes
                                            ---------------------------------------------------------------------
       Election of Class III
       Directors:

       David L. Blankenship                  11,270,925    234,196         N/A             N/A            N/A
       David W. Clark, Jr.                   11,433,525    71,596          N/A             N/A            N/A
       William C. Stone                      11,433,525    71,596          N/A             N/A            N/A

       Charter Amendment                     11,309,842    N/A             186,316         8,963          N/A

       Approval of amendment to 1996
       Employee Stock Purchase Plan
                                             11,330,501    N/A             164,772         9,848          N/A

       Ratification of Independent
       Public Accountants                    11,475,594    N/A             24,699          4,828          N/A



Item 6.  Exhibits and Reports on Form 8-K


           a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

           b. On April 23, 1999, the Company filed a Current Report on Form 8-K, dated March 31, 1999, to report under Item 5 (Other Events) that the Company had acquired all of the outstanding stock of The Brookside Corporation. No financial Statements were required to be filed with such report.

       SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SS&C TECHNOLOGIES, INC.


       Date August 16, 1999        By: /s/ Anthony R. Guarascio

                                           Anthony R. Guarascio
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX



Exhibit Number  Description
---------------------------

3.1      Amended and Restated Certificate of Incorporation, as amended.

10.1     1996 Director Stock Option Plan, as amended

27.1     Financial Data Schedule for the six months ended June 30, 1999.

27.2     Restated Financial Data schedule for the six months ended
         June 30, 1998.