Form 10-Q/A
period 1998-03-31
SS&C TECHNOLOGIES INC
filed 1999-08-17
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   06-1169696
                      (I.R.S. Employer Identification No.)

                  80 Lamberton Road, Windsor, Connecticut 06095
              (Address of principal executive offices and Zip Code)

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

                             Yes [X]     No [ ]


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


PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                              16

SIGNATURE                                                                17

EXHIBIT INDEX                                                            18



This Amendment No. 1 to Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.



                                EXPLANATORY NOTE


This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part II of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed by the Registrant on May 15, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Condensed Financial Statements. See "Restatement of Quarterly Financial Statements" in Note 1 of the Notes to the Consolidated Condensed Financial Statements for the discussion of the basis for such restatement.

PART 1--FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                          March 31,         Dec. 31,
                                                            1998              1997
                                                          --------          --------
                                                         (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                 $ 12,102          $ 23,660
Marketable securities                                       40,330            35,058
Accounts receivable, net                                    11,630             7,591
Unbilled accounts receivable, net                            7,176             5,472
Income taxes                                                 2,435             1,157
Other                                                          736             1,563
                                                          --------          --------
Total current assets                                        74,409            74,501
                                                          --------          --------



Property and equipment, net                                  4,928             4,018
Unbilled accounts receivable - related party                   368               420
Unbilled accounts receivable, net                              812               828
Intangible assets, net                                       8,450             2,336
Deferred income taxes                                        5,113             3,205
                                                          --------          --------

Total assets                                              $ 94,080          $ 85,308
                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt - related party         $    216          $    668
Current portion of long-term debt                             --                 313
Accounts payable                                             2,489             1,440
Accrued bonus payable                                         --               1,663
Deferred licensing and professional services revenues        1,676             1,618
Accrued expenses                                             2,891             4,077
Deferred maintenance revenues                               12,022             7,528
                                                          --------          --------
Total current liabilities                                   19,294            17,307
                                                          --------          --------

Long-term debt - related party                                 250               250
                                                          --------          --------
Total liabilities                                           19,544            17,557
                                                          --------          --------

Stockholders' equity:
Common stock                                                   159               137
Additional paid-in capital                                  78,508            69,089
Accumulated deficit                                         (4,131)           (1,475)
                                                          --------          --------
Total stockholders' equity                                  74,536            67,751
                                                          --------          --------
Total liabilities and stockholders' equity                $ 94,080          $ 85,308
                                                          ========          ========


     See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (in thousands, except per share information)


                                                         Three months ended
                                                    March 31,         March 31,
                                                      1998              1997
                                                    --------          --------
Revenues:
Software licenses                                   $  5,794          $  3,004
Maintenance                                            3,207             2,155
Professional services                                  2,589             2,371
                                                    --------          --------
         Total revenues                               11,590             7,530
                                                    --------          --------
Cost of revenues:
  Software licenses                                      271               275
  Maintenance                                            772               836
  Professional services                                1,786             1,456
                                                    --------          --------
Total cost of revenues                                 2,829             2,567
                                                    --------          --------

Gross profit                                           8,761             4,963

Operating expenses:
Selling and marketing                                  3,819             2,198
Research and development                               2,839             2,249
General and administrative                             1,445             1,062
Write-off of purchased in-process
research and development                               5,387               --
                                                    --------          --------
Total operating expenses                              13,490             5,509
                                                    --------          --------

Operating loss                                        (4,729)             (546)

Interest and other income, net                           592               449
                                                    --------          --------

Loss before income taxes                              (4,137)              (97)
Provision (benefit) for income taxes                  (1,481)               70
                                                    --------          --------
Net loss                                            $ (2,656)         $   (167)
                                                    ========          ========


Basic loss per share                                $  (0.19)         $  (0.01)
                                                    ========          ========

Basic weighted average number of common
Shares outstanding                                    13,887            13,418
                                                    ========          ========

Diluted loss per share                              $  (0.19)         $  (0.01)
                                                    ========          ========

Diluted weighted average number of common
   and common equivalent shares outstanding           13,887            13,418
                                                    ========          ========



     See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Three months ended
                                                                         March 31,         March 31,
                                                                           1998              1997
                                                                         --------          --------
Cash flows from operating activities:
Net loss                                                                 $ (2,656)         $   (167)

Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization                                                 516               462
Purchased in-process research and development                               5,387              --
Deferred income taxes                                                      (1,908)             --
Provision for doubtful accounts                                               168                79
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable                                                           (62)            1,205
Unbilled accounts receivable                                               (1,636)              358
Other current assets                                                          890              (161)
Accounts payable                                                             (451)               23
Accrued expenses                                                           (2,957)             (699)
Deferred revenues                                                           2,257             1,323
Income taxes                                                               (1,278)               (7)
                                                                         --------          --------
Total adjustments                                                             926             2,583

                                                                         --------          --------
Net cash (used in) provided by operating                                   (1,730)            2,416
activities
                                                                         --------          --------

Cash flows from investing activities:
Additions to other assets                                                  (1,432)              (64)
Cash paid for Quantra acquisition                                          (2,281)             --
Additions to property and equipment                                          (753)             (321)
Investments in marketable securities, net                                  (5,272)            4,737
                                                                         --------          --------
Net cash (used in) provided by  investing
activities                                                                 (9,738)            4,352
                                                                         --------          --------

Cash flows from financing activities:
Exercise of options                                                           675                65
Transfer of cash from restricted cash equivalents                            --                 505
Repayment of debt                                                            (765)             (409)
                                                                         --------          --------
Net cash provided by (used in) financing
activities                                                                    (90)              161
                                                                         --------          --------

Net decrease in cash and cash equivalents                                 (11,558)            6,929
Cash and cash equivalents, at beginning of period                          23,660            36,286
                                                                         --------          --------

Cash and cash equivalents, at end of period                              $ 12,102          $ 43,215
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

Restatement of Quarterly Financial Statements

The Company believes that the amounts recorded as in-process research and development (IPR&D) charges at the dates of the acquisition of Quantra were measured in a manner consistent with widely recognized appraisal practices that were being utilized at the time of the acquisition. Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission (SEC) expressed views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of IPR&D that was the basis of the Company's measurement of its IPR&D charge. Accordingly, the Company has resolved to adjust the amount originally allocated to acquired IPR&D in a manner to reflect the SEC staff's. This revised allocation was completed in March 1999. The effect of this revised allocation was to increase the allocation of the purchase price to completed technology and to decrease the allocation of the purchase price to purchased in-process technology as reported in the table below.

                                                             As reported       As Restated
                                                                    (in thousands)
                                                             -----------------------------

      Tangible net assets                                      $ 4,633            $ 4,633
      Purchased in-process research and development              7,489              5,387
      Purchased complete technology                              3,169              5,271
                                                               -------            -------
                                                               $15,291            $15,291



The Company originally recorded a one-time charge for IPR&D in its operating results for the first quarter of 1998 in the amount of approximately $7.3 million. After revaluing the IPR&D charge, the Company adjusted the one-time charge to $5.4 million, representing a reduction of $1.9 million to be amortized in subsequent periods as completed technology. The following tables outline the revisions to previously reported unaudited Consolidated Financial Statements (in thousands of dollars, except per share data). Consolidated Condensed Balance
Sheet:

                                              March 31, 1998
                                       Previously              As
                                        Reported            Restated
                                        --------            --------
      Intangible assets, net            $ 6,578             $ 8,450
      Deferred income taxes               5,673               5,113
      Accumulated deficit                (5,443)             (4,131)



Consolidated Condensed Statements of Operations:


                                               Three months ended March 31, 1998
                                                 Previously               As
                                                  Reported             Restated
                                                  --------             --------
      Operating expenses:
      Write-off of purchased in-process
      research and development                     $ 7,259             $ 5,387
      Total operating expenses                      15,362              13,490

      Operating loss                                (6,601)             (4,729)
      Income loss before income taxes               (6,009)             (4.137)
      Benefit from income taxes                     (2,041)             (1,481)
      Net loss                                      (3,968)             (2,656)

      Basic loss per share                         $ (0.29)            $ (0.19)
      Diluted loss  per share                      $ (0.29)            $ (0.19)

2. Commitments and Contingencies:

On March 18, 1997 and April 8, 1997, two separate purported class action lawsuits ("Complaints") were filed against the Company, certain of its officers and the two leading managers of the Company's initial public offering. On July 8, 1997, a Consolidated Amended Class Action Complaint was filed in the United States District Court for the District of Connecticut (the "Consolidated Complaint") in which the Complaints were consolidated and amended. The Consolidated Complaint claims that the Prospectus for the Company's initial public offering allegedly made material misrepresentations in violation of Sections 11 and 12(2) of the Securities Act of 1933. On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company will pay to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company will record a charge of approximately $9.3 million, including legal fees, in the quarter ended June 30, 1999. The settlement is subject to certain customary conditions, including notice to the class and approval by the Court.

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

The following summarizes the allocation of the purchase price of the Quantra Acquisition (in thousands):

     Accounts receivable               $ 4,145
     Equipment and furniture               425
     Other assets                           63
     Complete technology                 5,271
     Incomplete technology               5,387
                                       -------
     Total purchase price              $15,291

The allocation to complete technology is based on future risk-adjusted cash flows. Complete technology has been capitalized and included in the caption "Intangible assets, net" in the accompanying consolidated condensed balance sheets. Complete technology will be amortized over two to four years based on the ratio that current gross revenues of the products bears to the total of current and anticipated future gross revenues of the products or the straight-line method, whichever is shorter. The allocation to incomplete technology is also based on future risk-adjusted cash flows and has been expensed in 1998, in accordance with generally accepted accounting principles. The incomplete technology had not achieved technological feasibility and had no alternative uses.

For the Quantra Acquisition, the Company developed revenue projections over a five-to-six year period in three categories: license, maintenance and consulting. License revenue projections were based on expected unit sales over the projected lives of the respective product lines. The other categories of revenue were generally estimated as a percentage of total license revenues and ranged from 15% to 20% for maintenance and from 10% to 30% for consulting, depending on the product. Expense assumptions were based on the imposition of the Company's cost structure on the acquired technologies and products. The discount rates for the Quantra in-process research and development projects were 23% and 28%.


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

Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance revenues decreased 8% from $836,000 in the three months ended March 31, 1997 to $772,000 in the three months ended March 31, 1998. The cost of maintenance revenues as a percentage of such revenues decreased from 39% in the three months ended March 31, 1997 to 24% in the three months ended March 31, 1998. Costs associated with CAMRA, FILMS and PTS products remained relatively stable between the two quarterly periods. The decrease was primarily attributable to a decrease in costs associated with the Shepro Braun products due to a reallocation of resources from the support group to the professional services group due to an increase in demand for installation services.

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

Write-off of Purchased In-Process Research and Development. In the first quarter of 1998, the Company expensed $5.4 million of purchased in-process research and development associated with the Quantra products acquired in March 1998. Because these products had not yet reached technological feasibility at the time of the Quantra Acquisition and, in the Company's judgment, there was no alternative use for the related research and development, such in-process research and development was charged to expense.

Subsequent to the issuance of the Company's March 31, 1998 consolidated condensed financial statements, the Securities and Exchange Commission (the "SEC") issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed at the date of acquisitions. The Company also had ongoing discussions with the SEC staff concerning the valuation of purchased in-process technology acquired in connection with the Quantra Acquisition. As a result of the SEC guidance and these discussions, the Company has modified its methods used to value the purchased in-process technology and has applied the stage of completion approach to the in-process research and development acquired through the Quantra Acquisition. The effect of this estimate was to increase the allocation of the purchase price to completed technology and decrease the allocation of the purchase price to purchased in-process technology. As a result of these changes, the Company is restating its March 30, 1998, June 30, 1998 and September 30, 1998 consolidated condensed financial statements. The write-off of purchased in-process research and development decreased by $1.9 million in the first quarter of 1998.

For the Quantra Acquisition, the Company determined the value of the completed technologies and in-process research and development using a risk-adjusted, discounted cash flow approach.

In-process research and development projects identified at the Quantra Acquisition included the following:

Quantra

Mortgage Loan Management System ("MLMS"). This project involves upgrading the loan management software from 16-bit to 32-bit architecture. MLMS is a complete software solution designed to process and provide information required by managers of mortgage loan portfolios. As of the acquisition date, the Company estimated that this project was 26% complete. The estimated cost to complete the project was approximately $2.8 million. The Company expects to incur approximately $1.8 million in 1998 and an additional $1.0 million in 1999. The anticipated product launch for this project is the second half of 1999, at which time the Company expects to begin to benefit economically from this project.

Real Estate Management System ("REMS"). This project involves completing the development and/or upgrading of approximately half of the twenty-one modules of this integrated, modular suite of software. The software is designed to process and provide information for managers of real estate portfolios. The development effort will mostly involve the development and integration of these modules with a central data management module. As of the acquisition date, the Company estimated that the project was 34% complete. The estimated cost to complete the project was $4.9 million with $3.7 million expected to be incurred in 1999 and beyond. The anticipated product launch for certain modules is in late 1998 with additional modules launches expected in 1999 and 2000.

SKYLINE for Windows. This project involved the development of the property management software in a Windows platform. The Company expects the product to achieve technological feasibility in the third quarter of 1998. As of the acquisition date, the Company estimated that the project was 77% complete. The estimated cost to complete the project was $0.3 million.


For the Quantra Acquisition, the Company developed revenue projections over a five- to six-year period in three categories: license, maintenance and consulting. License revenue projections were based on expected unit sales over the projected lives of the respective product lines. The other categories of revenues were generally estimated as a percentage of total license revenues and ranged from 15% to 20% for maintenance and from 10% to 20% for consulting, depending on the product. The Company has included the consulting revenues in the valuation of the technologies because they consist of installation, data conversion and customer training services directly and specifically related to the corresponding technology. Expense assumptions were based on the imposition of the Company's cost structure on the acquired technologies and products. The discount rates for the Quantra in-process research and development projects were 23% and 28%. The discount rates for these projects were higher than the Company's implied weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the in-process research and development and the related risk of realizing cash flows from products that have not yet reached technological feasibility, among other factors.

The Company believes that the assumptions used in the forecasts were reasonable at the date of acquisition. The Company cannot be assured, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. Accordingly, actual results may vary from the projected results.

All development efforts for Quantra products are proceeding as expected and management believes that technological feasibility can be achieved. If these projects are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods and the value of certain related intangibles may become impaired.

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

Year 2000 Issue Defined. The Year 2000 ("Y2K") issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four digits to define a year. For example the clock circuit in the hardware may be incapable of holding a date beyond the year 1999; some operating systems recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

State of Readiness. The Company formed at Y2K Review Team ("Team") in 1998 to address the potential impact of Y2K on the Company. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue: SS&C Technologies Products, Information Technology (IT) Systems, Third Party Relationships and non-IT Systems. The initial phase was to organize a team of both IT and non-IT employees and to develop a process. The second phase was to establish an inventory of all potential areas where Y2K problems could exist. The inventory included, server hardware (BIOS), server operating systems, server application software, network device hardware and software, PC hardware (BIOS), PC operating systems, PC application software, phone and security systems the Company's Products and our vendors. Each area listed in the inventory was assigned to a Team member to evaluate the current Y2K compliance and where required, recommend a solution to correct the problem. As of the end of the second quarter of 1999, the Company has substantially completed both phases for both the IT and non-IT systems. The Company is currently involved in the remediation phase and expects to be completed in the fourth quarter of 1999. However, the Company continues to review information developed as a result of its overall effort, which could result in additional items being added to its Y2K inventory.

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

Third Party Relationships. The Company's business operations are heavily dependent on third party materials suppliers. The Company is working with all key external partners to identify and to mitigate the potential risks of Y2K. The failure of external parties to resolve their own Y2K issues, in a timely manner, could result in a material financial risk to the Company. As part of the overall Y2K program, the Company is actively communicating with third parties through correspondence. Because the Company's Y2K compliance is dependant on the timely Y2K compliance of third parties, there can be no assurance that the Company's efforts alone will resolve all Y2K issues.

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



                                 SS&C TECHNOLOGIES, INC.


Date: August 17, 1999            By: /s/ Anthony R. Guarascio

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

         10.1 1998 Stock Incentive Plan is incorporated herein by reference to Annex A to the Registrant's Definitive Schedule 14A filed April 6, 1998. (File No. 000-28430)

         10.2 Amendment No. 2 to 1996 Employee Stock Purchase Plan, as amended *

         27       Restated Financial Data Schedule


* Previously Filed