Form 10-Q/A
period 1998-06-30
SS&C TECHNOLOGIES INC
filed 1999-08-17
CIK 1011661

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

                           No Yes  [X]       No  [_]



 Number of shares outstanding of the issuer's classes of common stock as of July 31, 1998:


        Class                           Number of Shares Outstanding
        -----                           ----------------------------

 Common Stock, par value $.01 per share          14,566,203

                            SS&C TECHNOLOGIES, INC.

                                     INDEX

                                                                               Page Number
                                                                               -----------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at June 30, 1998
         and December 31, 1997                                                  3

         Consolidated Condensed Statements of Operations
         for the three- and six-month periods
         ended June 30, 1998 and 1997                                           4

         Consolidated Condensed Statements of Cash Flows
         for the six-month periods ended June 30, 1998
         and 1997                                                               5

         Notes to Consolidated Condensed Financial
         Statements                                                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                      17

SIGNATURE                                                                      18

EXHIBIT INDEX                                                                  19


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


                               EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Item 1 and 2 of Part I and Item 6 of Part II of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed by the Registrant on August 11, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Condensed Financial Statements. See "Restatement of Quarterly Financial Statements" in Note 1 of the Notes to the Consolidated Condensed Financial Statements for the discussion of the basis for such restatement.

 PART 1--FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS


                            SS&C TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                                  (unaudited)
                                                                                         June 30,             Dec. 31,
                                                                                           1998                 1997
                                                                                    ------------------    ---------------
 ASSETS
 Current assets:
 Cash and cash equivalents                                                                     $11,402            $23,660
 Marketable securities                                                                          35,649             35,058
 Accounts receivable, net                                                                        9,510              7,591
 Unbilled accounts receivable, net                                                               9,595              5,472
 Income taxes                                                                                      478              1,157
 Other                                                                                           2,977              1,563
                                                                                    ------------------    ---------------
 Total current assets                                                                           69,611             74,501
                                                                                    ------------------    ---------------



 Property and equipment, net                                                                     7,458              4,018
 Unbilled accounts receivable - related party                                                      316                420
 Unbilled accounts receivable, net                                                                 794                828
 Intangible assets, net                                                                         10,424              2,336
 Deferred income taxes                                                                           5,377              3,205
                                                                                    ------------------    ---------------
  Total assets                                                                                 $93,980            $85,308
                                                                                    ==================    ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Current portion of long-term debt - related party                                             $   527            $   668
 Current portion of long-term debt                                                                   -                313
 Accounts payable                                                                                1,917              1,440
 Accrued bonus payable                                                                             839              1,663
 Deferred licensing and professional services revenues                                           1,622              1,618
 Accrued expenses                                                                                3,195              4,077
 Deferred maintenance revenues                                                                   9,485              7,528
                                                                                    ------------------    ---------------
 Total current liabilities                                                                      17,585             17,307
                                                                                    ------------------    ---------------

 Long-term debt - related party                                                                    250                250

                                                                                    ------------------    ---------------
 Total liabilities                                                                              17,835             17,557
                                                                                    ------------------    ---------------

 Stockholders' equity:
 Common stock                                                                                      145                137
 Additional paid-in capital                                                                     79,297             69,089
 Accumulated deficit                                                                            (3,297)            (1,475)
                                                                                    ------------------    ---------------
 Total stockholders' equity                                                                     76,145             67,751
                                                                                    ------------------    ---------------
 Total liabilities and stockholders' equity                                                    $93,980            $85,308
                                                                                    ==================    ===============

    See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                 (in thousands, except per share information)


                                                          Three months ended                       Six months ended
                                                     June 30,           June 30,             June 30,          June 30,
                                                       1998               1997                 1998              1997
                                                -------------------------------------   -------------------------------------
     Revenues:
     Software licenses                                      $  8,971           $ 5,797              $14,765            $   8,801
     Maintenance                                               4,802             2,200                8,009                4,355
     Professional services                                     4,365             2,508                6,954                4,880
                                                    -------------------------------------   -------------------------------------
              Total revenues                                  18,138            10,505               29,728               18,036
                                                    -------------------------------------   -------------------------------------
     Cost of revenues:
       Software licenses                                         337               329                  608                  604
       Maintenance                                             1,438               785                2,210                1,621
       Professional services                                   2,881             1,429                4,667                2,886
                                                    -------------------------------------   -------------------------------------
     Total cost of revenues                                    4,656             2,543                7,485                5,111
                                                    -------------------------------------   -------------------------------------

     Gross profit                                             13,482             7,962               22,243               12,925

     Operating expenses:
     Selling and marketing                                     4,136             2,932                7,955                5,130
     Research and development                                  5.091             2,382                7,930                4,631
     General and administrative                                3,013             1,984                4,458                3,047
     Write-off of purchased in-process
     research and development                                    491                 -                5,878                    -
                                                    -------------------------------------   -------------------------------------
     Total operating expenses                                 12,731             7,298               26,221               12,808
                                                    -------------------------------------   -------------------------------------

     Operating income (loss)                                     751               664               (3,978)                 117

     Interest and other income, net                              519               572                1,111                1,021
                                                    -------------------------------------   -------------------------------------

     Income (loss) before income taxes                         1,270             1,236               (2,867)               1,138
     Provision (benefit) for income taxes                        436               334               (1,045)                 404
                                                    -------------------------------------   -------------------------------------
     Net income (loss)                                      $    834           $   902              $(1,822)           $     734
                                                    =====================================   =====================================


     Basic earnings (loss) per share                        $   0.06           $  0.07              $ (0.13)           $    0.05
                                                    =====================================   =====================================

     Basic weighted average number of common
            shares outstanding                                14,501            13,506               14,198               13,462
                                                    =====================================   =====================================

     Diluted earnings (loss) per share                      $   0.05           $  0.07              $ (0.13)           $    0.05
                                                    =====================================   =====================================

     Diluted weighted average number of common and
      common equivalent shares outstanding
                                                              15,702            13,841               14,198               13,817
                                                    =====================================   =====================================

See accompanying notes to Consolidated Condensed Financial Statements.

                   SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                  Six months ended
                                                                       June 30,                       June 30,
                                                                         1998                           1997
                                                                ----------------------          --------------------
       Cash flows from operating activities:
       Net income (loss)                                                    $ (1,822)                     $    734
                                                                ----------------------          --------------------

       Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
       Depreciation and amortization                                           2,539                           920
       Purchased in-process research and development                           5,878                             -
       Deferred income taxes                                                  (2,172)                           (1)
       Provision for doubtful accounts                                         1,254                           716
       Changes in operating assets and liabilities, net of
       acquisition effects:
       Accounts receivable                                                    (1,314)                        3,248
       Unbilled accounts receivable                                           (1,669)                         (494)
       Other current assets                                                   (1,351)                          (60)
       Accounts payable                                                       (1,028)                          285
       Accrued expenses                                                       (1,815)                         (544)
       Deferred revenues                                                        (790)                          462
       Income taxes                                                              679                           317
                                                                ----------------------          --------------------
       Total adjustments                                                         211                         4,849

                                                                ----------------------          --------------------
       Net cash (used in) provided by operating activities                    (1,611)                        5,583
                                                                ----------------------          --------------------
       Cash flows from investing activities:
       Cash paid for business acquisitions                                    (5,260)                            -
       Purchases of property and equipment                                    (3,564)                         (649)
       Investments in marketable securities, net                                (591)                      (10,559)
       Capitalized software and other                                         (2,228)                         (146)

                                                                ----------------------          --------------------
       Net cash used in investing activities                                 (11,643)                      (11,354)
                                                                ----------------------          --------------------
       Cash flows from financing activities:
       Proceeds from exercise of options and issuance of
        shares                                                                 1,450                           308

       Release of collateral requirement on letter of credit                       -                           505
       Repayment of debt                                                        (454)                       (1,877)
                                                                ----------------------          --------------------
       Net cash provided by (used in) financing activities                       996                        (1,064)
                                                                ----------------------          --------------------

       Net decrease in cash and cash equivalents                             (12,258)                       (6,835)
       Cash and cash equivalents, at beginning of period                      23,660                        36,287

       Cash and cash equivalents, at end of period                          $ 11,402                      $ 29,452
                                                                ======================          ====================

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

Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                 Three Months Ended June 30,        Six Months Ended June 30,
                                    1998             1997             1998            1997
---------------------------------------------------------------------------------------------
Basic weighted average shares
 outstanding                       14,501           13,506           14,198          13,462
Weighted average common stock
 equivalents-options                1,201              335                -             355
                                   ------           ------           ------          ------
Diluted weighted average
 shares outstanding                15,702           13,841           14,198          13,817
---------------------------------------------------------------------------------------------

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

Restatement of Quarterly Financial Statements

The Company believes that the amounts recorded as in-process research and development (IPR&D) charges at the dates of the acquisitions of Quantra and Savid were measured in a manner consistent with widely recognized appraisal practices that were being utilized at the time of the acquisitions. Subsequent to the acquisitions, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission (SEC) expressed views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of IPR&D that was the basis of the Company's measurement of its IPR&D charge. Accordingly, the Company has resolved to adjust the amount originally allocated to acquired IPR&D in a manner to reflect the SEC staff's. This revised allocation was completed in March 1999. The effect of this revised allocation was to increase the allocation of the purchase price to completed technology and to decrease the allocation of the purchase price to purchased in-process technology as reported in the table below.

                                         As reported        As Restated
                                                   (in thousands)
                                         ------------------------------

   Tangible net assets                     $ 4,667             $  4,667
   Purchased in-process research and
   development                               7,980                5,878
   Purchased complete technology             3,505                5,607
                                          --------             --------
                                          $ 16,152             $ 16,152

   The Company originally recorded a one-time charge for IPR&D in its operating results for the six months ended June 30, 1998 in the amount of approximately $8.0 million. After revaluing the IPR&D charge, the Company adjusted the one-time charge to $5.9 million, representing a reduction of $2.1 million to be amortized in subsequent periods as completed technology. Additional amortization due to this adjustment was $295 thousand for the quarter ended June 30, 1998 and $295 thousand for the six months ended June 30, 1998. The following tables outline the revisions to previously reported unaudited Consolidated Financial Statements (in thousands of dollars, except per share data).
Consolidated Condensed Balance Sheet:

                                                   June 30, 1998
                                         Previously
                                          Reported              Restated
                                         ----------             --------

   Intangible assets, net                $ 8,617                $ 10,424
   Deferred income taxes                   5,919                   5,377
   Accumulated deficit                    (4,562)                 (3,297)

Consolidated Condensed Statements of Operations:

                                                    Three months ended                       Six months ended
                                                      June 30, 1998                           June 30, 1998
                                             Previously            As               Previously               As
                                              Reported           Restated             Reported             Restated
                                       -----------------------------------------------------------------------------
Cost of revenues:
  Software licenses                            $    42            $   337              $   313               $   608

 Total cost of revenues                          4,361              4,656                7,190                 7,485

 Gross profit                                   13,777             13,482               22,538                22,243

 Operating expenses:
 Write-off of purchased in-process
 research and development                          720                491                7,980                 5,878

 Total operating expenses                       12,960             12,731               28,323                26,221

 Operating income (loss)                           817                751               (5,785)               (3,978)
 Income (loss) before income taxes               1,336              1,270               (4,674)               (2,867)
 Provision for (benefit from) income               454                436               (1,587)               (1,045)
 taxes
 Net income (loss)                                 882                834               (3,087)               (1,822)

 Basic earnings (loss) per share               $  0.06            $  0.06              $ (0.22)              $ (0.13)
 Diluted earnings (loss) per share             $  0.06            $  0.05              $ (0.22)              $ (0.13)

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

On May 1, 1998, the Company invested $2.2 million plus an exclusive distribution agreement for a 24% ownership interest in Caminus Energy Ventures, LLC ("CEV"), a limited liability company organized to provide comprehensive consulting services and software technology to the power and gas trading business. The investment was funded with cash from the proceeds of the Company's initial public offering. The exclusive distribution agreement allows CEV to sell the Company's software products within energy-related markets over a five-year period based on certain terms and conditions. The Company may be required to invest up to an additional $761,000 in accordance with the terms of the subscription agreement and in proportion to the overall investment from all investors such that the Company's equity position will not fall below 24%. The Company also received a warrant to purchase up to an additional 8.4% ownership interest in CEV upon certain terms and conditions. The investment in CEV will be recorded on the equity method with a delay of one quarter from CEV's actual results. The Company anticipates that it will recognize in the third quarter of fiscal 1998 its proportionate share of any write-off of in-process research and development attributable to CEV's acquisition of two companies, as well as the operating results of CEV for the two-month period ended June 30, 1998.

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

Gross Profit

Gross profit, as a percentage of total revenues, for each of the three and six months ended June 30, 1998 was 74% and 75%, respectively, as compared with 76% and 72%, respectively, in the comparable periods of 1997.

Software license profit, as a percentage of software license revenues, exceeded 90% for each of the three and six months ended June 30, 1998 and 1997, as the cost of software license revenues, which primarily includes royalties, amortization of purchased complete technology, costs of product media, packaging, documentation and delivery, remained proportionately small.

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

Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the Securities and Exchange Commission (the "SEC") issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed at the date of acquisitions. The Company also had ongoing discussions with the SEC staff concerning the valuation of purchased in-process technology acquired in connection with the Quantra Acquisition. As a result of the SEC guidance and these discussions, the Company has modified its methods used to value the purchased in-process technology and has applied the stage of completion approach to the in-process research and development acquired through the 1998 acquisitions. The effect of this estimate was to increase the allocation of the purchase price to completed technology and decrease the allocation of the purchase price to purchased in-process technology. As a result of these changes, the Company is restating its March 30, 1998, June 30, 1998 and September 30, 1998 consolidated condensed financial statements. The write-off of purchased in-process research and development decreased by $2.1 million in the first six months of 1998. Amortization of the completed technology increased by $295 thousand for the three and six months ended June 30, 1998.

For these acquisitions, the Company determined the value of the completed technologies and in-process research and development using a risk-adjusted, discounted cash flow approach.

In-process research and development projects identified at the Quantra and Savid Acquisition dates included the following:

Quantra

Mortgage Loan Management System ("MLMS"). This project involves upgrading the loan management software from 16-bit to 32-bit architecture. MLMS is a complete software solution designed to process and provide information required by managers of mortgage loan portfolios. As of the acquisition date, the Company estimated that this project was 26% complete. The estimated cost to complete the project was approximately $2.8 million with $1.0 million expected to be incurred in 1999. The anticipated product launch for this project is the second half of 1999, at which time the Company expects to begin to benefit economically from this project.

   Real Estate Management System ("REMS"). This project involves completing the development and/or upgrading of approximately half of the twenty-one modules of this integrated, modular suite of software. The software is designed to process and provide information for managers of real estate portfolios. The development effort will mostly involve the development and integration of these modules with a central data management module. As of the acquisition date, the Company estimated that the project was 34% complete. The estimated cost to complete the project was $4.9 million with $3.7 million expected to be incurred in 1999 and beyond. The anticipated product launch for certain modules are in late 1998 with additional module launches expected in 1999 and 2000.

SKYLINE for Windows. This project involved the development of the property management software in a Windows platform. The Company expects the product to achieve technological feasibility in the third quarter of 1998. As of the acquisition date, the Company estimated that the project was 77% complete. The estimated cost to complete the project was $0.3 million.

Savid

The Savid in-process research and development projects include the development of five existing debt and derivative modules in a Windows platform in addition to developing a new risk management module. As of the acquisition date, the Company estimated that the remaining cost required to achieve technological feasibility for both projects was approximately $0.2 million. Three of the five modules are expected to achieve technological feasibility in the third quarter 1998. The Company expects to benefit from the acquisition of the remaining research and development projects as the remaining modules are expected to be launched beginning in the second half of 1999.

The value of in-process research and development was determined by estimating the costs to develop the in-process projects into commercially viable projects, estimating the resulting net cash flows from such projects, discounting the net cash flows back to their present values, and adjusting that result to reflect each product's stage of completion. The expected cash flows of the in-process projects were also adjusted to reflect the contribution of completed and core technologies.

For the Quantra and Savid Acquisitions, the Company developed revenue projections over a five- to six-year period in three categories: license, maintenance and consulting. License revenue projections were based on expected unit sales over the projected lives of the respective product lines. The other categories of revenues were generally estimated as a percentage of total license revenues and ranged from 15% to 20% for maintenance and from 10% to 20% for consulting, depending on the product. The Company has included the consulting revenues in the valuation of the technologies because they consist of installation, data conversion and customer training services directly and specifically related to the corresponding technology. Savid consulting revenues were projected to be insignificant. Expense assumptions were based on the imposition of the Company's cost structure on the acquired technologies and products. The discount rates for the Quantra in-process research and development projects were 23% and 28%; the discount rate for the Savid in-process research and development projects was 20%. The discount rates for these projects were higher than the Company's implied weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the in-process research and development and the related risk of realizing cash flows from products that have not yet reached technological feasibility, among other factors.

The Company believes that the assumptions used in the forecasts were reasonable at the date of acquisition. The Company cannot be assured, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. Accordingly, actual results may vary from the projected results.

All development efforts for Quantra and Savid products are proceeding as expected and management believes that technological feasibility can be achieved. If these projects are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods and the value of certain related intangibles may become impaired.

Operating income for the three months ended June 30, 1998 was $0.8 million, or 5% of total revenues, as compared with $0.7 million, or 6% of total revenues, in the three months ended June 30, 1997. For the six months ended June 30, 1998, the operating loss was $4.0 million, or 13% of total revenues, as compared with operating income of $0.1 million, or 1% of total revenues, in the six months ended June 30, 1997.

Interest and other income, net for both of the three and six months ended June 30, 1998, remained essentially unchanged from the amounts reported for the comparable periods of the prior year.

The effective tax rate for each of the three and six months ended June 30, 1998 was 34% and 36%, respectively, as compared with 27% and 36%, respectively, in the comparable periods of the prior year. The increase or decrease in the effective tax rate was primarily the result of the fluctuations in pre-tax earnings of foreign operations in countries where the tax rates were lower than in the United States. For the full year ending December 31, 1998, Company management expects its effective tax rate to remain at 34%.

Net income for the three months ended June 30, 1998 was $0.8 million, or $0.06 diluted earnings per share, as compared with $0.9 million, or $0.07 diluted earnings per share, in the three months ended June 30, 1997. For the six months ended June 30, 1998, the net loss was $1.8 million, or $0.13diluted loss per share, as compared with net income of $0.7 million, or $0.05 diluted earnings per share, in the six months ended June 30, 1997.

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

   SS&C Technologies Products. The Company has utilized both in-house and outside consultants to test whether its products are Y2K compliant. Most of the Company's key products have already passed rigorous testing to be certified as Y2K compliant. In the event that any Y2K-compliance issues with its supported products arise, it is the Company's intention to rectify those problems through the software support process. Costs associated with the testing and modifications to make the Company's products Year 2000 compliant have not had, and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations and cash flows.

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

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, PTS, FILMS, REMS, MLMS, Telesales, Antares and Total Return software and the provision of maintenance and consulting services in connection therewith. The Company currently expects that the licensing of such software products, as well as certain other products acquired by the Company in connection with recent acquisitions and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

                              SS&C TECHNOLOGIES, INC.


Date: August 17, 1999         By: /s/ Anthony R. Guarascio

                                  Anthony R. Guarascio
                                  Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial
                                  and Accounting Officer)

                 EXHIBIT INDEX



 Exhibit Number   Description
 --------------   -----------

 2 Stock Purchase Agreement, dated as of April 9, 1998, by and among SS&C Technologies, Inc., Savid International, Inc. The Savid Group, Inc. and Diane Cossin is incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, dated April 9, 1998 (File No. 000-28430)

27   Restated Financial Data Schedule

THIS RESTATED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE COMPANY'S FINANCIAL STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10Q.