Form 10-Q/A
period 1998-09-30
SS&C TECHNOLOGIES INC
filed 1999-08-17
CIK 1011661

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

                             SS&C TECHNOLOGIES, INC.

                                 INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.      FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets at
                  September 30, 1998 and December 31, 1997               3

                  Consolidated Condensed Statements of Operations
                  for the three- and nine-month periods ended
                  September 30, 1998 and 1997                            4

                  Consolidated Condensed Statements of Cash Flows
                  for the nine-month periods ended
                  September 30, 1998 and 1997                            5

                  Notes to Consolidated Condensed Financial
                  Statements                                             6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          10


PART II.     OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                      17

SIGNATURE                                                               18

EXHIBIT INDEX                                                           19


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



                                EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part II of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed by the Registrant on November 16, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Condensed Financial Statements. See "Restatement of Quarterly Financial Statements" in Note 1 of the Notes to the Consolidated Condensed Financial Statements for the discussion of the basis for such restatement.

PART 1--FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                       September 30,      December 31,
                                                            1998              1997
                                                          --------          --------
                                                       (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                 $  9,051          $ 23,660
Marketable securities                                       35,767            35,058
Accounts receivable, net                                    16,406             7,591
Unbilled accounts receivable, net                            6,791             5,472
Income taxes                                                   393             1,157
Other                                                        3,203             1,563
                                                          --------          --------
Total current assets                                        71,611            74,501
                                                          --------          --------

Property and equipment, net                                  8,615             4,018
Unbilled accounts receivable - related party                   263               420
Unbilled accounts receivable, net                              793               828
Intangible assets, net                                       9,802             2,336
Deferred income taxes                                        5,465             3,205
                                                          --------          --------

Total assets                                              $ 96,549          $ 85,308
                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt - related party         $    527          $    668

Current portion of long-term debt                             --                 313
Accounts payable                                             2,640             1,440
Accrued bonus payable                                        1,309             1,663
Deferred licensing and professional services                   969             1,618
revenues
Accrued expenses                                             3,018             4,077
Deferred maintenance revenues                               10,360             7,528
                                                          --------          --------
Total current liabilities                                   18,823            17,307
                                                          --------          --------

Long-term debt - related party                                 250               250

                                                          --------          --------
Total liabilities                                           19,073            17,557
                                                          --------          --------

Stockholders' equity:
Common stock                                                   146               137
Additional paid-in capital                                  79,860            69,089
Accumulated deficit                                         (2,530)           (1,475)
                                                          --------          --------
Total stockholders' equity                                  77,476            67,751
                                                          --------          --------
Total liabilities and stockholders' equity                $ 96,549          $ 85,308
                                                          ========          ========



     See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (in thousands, except per share information)


                                         Three months ended             Nine months ended
                                       Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                         1998           1997           1998           1997
                                       --------       --------       --------       --------
Revenues:
Software licenses                      $  9,096       $  5,714       $ 23,861       $ 14,515
Maintenance                               4,908          2,478         12,917          6,833
Professional services                     4,445          2,344         11,399          7,224
                                       --------       --------       --------       --------
         Total revenues                  18,449         10,536         48,177         28,572
                                       --------       --------       --------       --------
Cost of revenues:
  Software licenses                         533            298          1,141            902
  Maintenance                             1,453            745          3,663          2,366
  Professional services                   3,408          1,519          8,075          4,405
                                       --------       --------       --------       --------
Total cost of revenues                    5,394          2,562         12,879          7,673
                                       --------       --------       --------       --------

Gross profit                             13,055          7,974         35,298         20,899

Operating expenses:
Selling and marketing                     4,075          3,268         12,030          8,398
Research and development                  5,230          2,588         13,160          7,219
General and administrative                1,785          2,302          6,243          5,349
Write-off of purchased
in-process
research and development                   --             --            5,878           --
                                       --------       --------       --------       --------
Total operating expenses                 11,090          8,158         37,311         20,966
                                       --------       --------       --------       --------

Operating income (loss)                   1,965           (184)        (2,013)           (67)

Interest and other income, net              503            485          1,614          1,506
Equity in investee loss, net of            (850)          --             (850)          --
taxes

Income (loss) before income taxes         1,618            301         (1,249)         1,439
Provision (benefit) for income
taxes                                       851            109           (194)           513
                                       --------       --------       --------       --------
Net income (loss)                      $    767       $    192       $ (1,055)      $    926
                                       ========       ========       ========       ========


Basic earnings (loss) per share        $   0.05       $   0.01       $  (0.07)      $   0.07
                                       ========       ========       ========       ========

Weighted average number of
common shares outstanding                14,572         13,565         14,328         13,475
                                       ========       ========       ========       ========

Diluted earnings (loss) per share      $   0.05       $   0.01       $  (0.07)      $   0.07
                                       ========       ========       ========       ========

Weighted average number of
common and common equivalent
shares outstanding                       15,562         14,246         14,328         14,024
                                       ========       ========       ========       ========


     See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                           Nine months ended
                                                                     Sept 30, 1998     Sept 30, 1997
                                                                     -------------     -------------
Cash flows from operating activities:
Net income (loss)                                                       $ (1,055)         $    926
                                                                        --------          --------

Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating
activities:
Depreciation and amortization                                              4,241             1,395
Purchased in-process research and development                              5,878              --
Deferred income taxes                                                     (2,260)             --
Provision for doubtful accounts                                              877               978
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable                                                       (7,833)             (764)
Unbilled accounts receivable                                               1,189               583
Other current assets                                                      (1,577)             (573)
Accounts payable                                                            (305)              422
Accrued expenses                                                          (1,522)              530
Deferred revenues                                                           (568)            1,745
Income taxes                                                                 764               353
                                                                        --------          --------
Total adjustments                                                         (1,116)            4,669
                                                                        --------          --------
Net cash (used in) provided by operating
activities                                                                (2,171)            5,595
                                                                        --------          --------

Cash flows from investing activities:
Cash paid for business acquisitions                                       (5,261)             --
Purchases of property and equipment                                       (5,116)           (1,282)
Purchases of marketable securities                                       (42,261)          (35,163)
Proceeds from sales of marketable securities                              41,552            21,082
Capitalized software and other                                            (2,913)             (206)
                                                                        --------          --------
Net cash used in investing activities                                    (13,999)          (15,569)
                                                                        --------          --------

Cash flows from financing activities:
Proceeds from exercise of options and issuance
of shares                                                                  2,015               436
Release of collateral requirement on letter of
credit                                                                      --                 505
Repayment of debt                                                           (454)           (1,991)
                                                                        --------          --------
Net cash provided by (used in) financing
activities                                                                 1,561            (1,050)
                                                                        --------          --------

Net decrease in cash and cash equivalents                                (14,609)          (11,024)
Cash and cash equivalents, at beginning of                                23,660            36,286
period

Cash and cash equivalents, at end of period                             $  9,051          $ 25,262
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

Net income is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):


                                            Three Months Ended   Three Months Ended    Nine Months Ended   Nine Months Ended
                                            September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                            ------------------   ------------------   ------------------   ------------------
       Weighted average common shares
       outstanding                               14,572               13,565               14,328              13,475
       Weighted average common stock
       equivalents-options                          990                  681                  ---                 549
                                                 ------               ------               ------              ------

       Weighted average common and common
       equivalent shares outstanding             15,562               14,246               14,328              14,024




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

                                                 As reported        As Restated
                                                         (in thousands)
                                                 ------------------------------

      Tangible net assets                          $ 4,667            $ 4,667
      Purchased in-process research and              7,980              5,878
      development
      Purchased complete technology                  3,505              5,607
                                                   -------            -------
                                                   $16,152            $16,152



The Company originally recorded a one-time charge for IPR&D in its operating results for the six months ended June 30, 1998 in the amount of approximately $8.0 million. After revaluing the IPR&D charge, the Company adjusted the one-time charge to $5.9 million, representing a reduction of $2.1 million to be amortized in subsequent periods as completed technology. Additional amortization due to this adjustment was $295 thousand for the quarter ended September 30, 1998 and $590 thousand for the nine months ended September 30, 1998. The following tables outline the revisions to previously reported unaudited Consolidated Financial Statements (in thousands of dollars, except per share data). Consolidated Condensed Balance Sheet:

                                            September 30, 1998
                                       Previously
                                        Reported            Restated
                                        --------            --------

      Intangible assets, net            $ 8,290             $ 9,802
      Deferred income taxes               5,919               5,465
      Accumulated deficit                (3,588)             (2,530)

     Consolidated Condensed Statements of Operations:

                                                   Three months ended                       Nine months ended
                                                   September 30, 1998                      September 30, 1998
                                            Previously              As             Previously                 As
                                             Reported            Restated           Reported               Restated
                                             --------            --------           --------               --------
Cost of revenues:
     Software licenses                       $    238            $    533            $    551             $  1,141

Total cost of revenues                          5,099               5,394              12,289               12,879

Gross profit                                   13,350              13,055              35,888               35,298

Operating expenses:
Write-off of purchased in-process
research and development                         --                  --                 7,980                5,878
Total operating expenses                       11,090              11,090              39,413               37,311

Operating income (loss)                         2,260               1,965              (3,525)              (2,013)
Income (loss) before income taxes               1,913               1,618              (2,761)              (1,249)
Provision for (benefit from)                      939                 851                (648)                (194)
income taxes
Net income (loss)                                 974                 767              (2,113)              (1,055)

Basic earnings (loss) per share              $   0.07            $   0.05            $  (0.15)            $  (0.07)
Diluted earnings (loss) per share            $   0.06            $   0.05            $  (0.15)            $  (0.07)


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

The following summarizes the allocation of the purchase price for the Savid Acquisition (in thousands):



             Accounts Receivable             $   30
             Equipment and furniture              4
             Complete Technology                336
             Incomplete Technology              491
                                             ------

             Total Purchase Price            $  861
                                             ======




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

On May 1, 1998, the Company invested approximately $2.2 million in cash plus an exclusive distribution agreement for the CAMRA product in exchange for a 24% ownership interest in Caminus Energy Ventures, LLC ("CEV"), a limited liability company organized to provide comprehensive consulting services and software technology to the power and gas trading business. The exclusive distribution agreement allows CEV to sell the Company's software products within energy-related markets over a five-year period based on certain terms and conditions. The Company may be required to invest up to an additional $0.8 million in accordance with the terms of the subscription agreement and in proportion to the overall investment from all investors such that the Company's equity position will not fall below 24%. The Company also received a warrant to purchase up to an additional 8.4% ownership interest in CEV upon certain terms and conditions. The Company commenced the reporting of its share of CEV's earnings on a two- month lag beginning in the quarter ended September 30, 1998. This lag in reporting will be consistent from period to period. In the third quarter of fiscal 1998, the Company recognized a $0.9 million non-operating loss, net of taxes for its proportionate share of a write-off of in-process research and development attributable to CEV's acquisition of two companies as well as the operating results of CEV for the three-month period ended July 31, 1998.





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

Gross Profit

Gross profit, as a percentage of total revenues, for each of the three and nine months ended September 30, 1998 was 71% and 73%, respectively, as compared with 76% and 73%, respectively, in the comparable periods of 1997.

Software license gross profit, as a percentage of software license revenues, exceeded 90% for each of the three and nine months ended September 30, 1998 and 1997, as the cost of software license revenues, which primarily includes royalties, amortization of purchased technology, costs of product media, packaging, documentation and delivery, remained proportionately small.

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

Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the Securities and Exchange Commission (the "SEC") issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed at the date of acquisitions. The Company also had ongoing discussions with the SEC staff concerning the valuation of purchased in-process technology acquired in connection with the Quantra Acquisition. As a result of the SEC guidance and these discussions, the Company has modified its methods used to value the purchased in-process technology and has applied the stage of completion approach to the in-process research and development acquired through the 1998 acquisitions. The effect of this estimate was to increase the allocation of the purchase price to completed technology and decrease the allocation of the purchase price to purchased in-process technology. As a result of these changes, the Company is restating its March 30, 1998, June 30, 1998 and September 30, 1998 consolidated financial condensed statements. The write-off of purchased in-process research and development decreased by $2.1 million in the six month period ended June 30, 1998. Amortization of the completed technology increased by $295 thousand for the three months ended September 30, 1998 and increased by $590 thousand for the nine months ended September 30, 1998.

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

Real Estate Management System ("REMS"). This project involves completing the development and/or upgrading of approximately half of the twenty-one modules of this integrated, modular suite of software. The software is designed to process and provide information for managers of real estate portfolios. The development effort will mostly involve the development and integration of these modules with a central data management module. As of the acquisition date, the Company estimated that the project was 34% complete. The estimated cost to complete the project was $4.9 million. The Company expects to incur $1.2 million in 1998 and an additional $3.7 million in 1999 and beyond. The Company anticipates the launch of certain modules in late 1998 and additional module launches in 1999 and 2000.

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


Savid

The Savid in-process research and development projects include the development of five existing debt and derivative modules in a Windows platform in addition to developing a new risk management module. As of the acquisition date, the Company estimated that the remaining cost required to achieve technological feasibility for both projects was approximately $0.2 million. Three of the five modules achieved technological feasibility in the third quarter 1998 and the Company has already begun to benefit from the acquisition of this research and development. The Company expects to benefit from the acquisition of the remaining research and development projects as the remaining modules are expected to be launched beginning in the second half of 1999.

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

All development efforts for Quantra and Savid products are proceeding as expected and management believes that technological feasibility can be achieved. If these projects are not successfully completed the sales and profitability of the Company may be adversely affected in future periods and the value of certain related intangibles may become impaired.

Operating income for the three months ended September 30, 1998 was $2.0 million, or 11% of total revenues, as compared with an operating loss of $0.2 million, or 2% of total revenues, in the three months ended September 30, 1997. For the nine months ended September 30, 1998, the operating loss was $2.0 million, or 4% of total revenues, as compared with an operating loss of $0.1 million, or less than 1% of total revenues, in the nine months ended September 30, 1997.

Interest and other income, net for both of the three and nine months ended September 30, 1998, remained steady from the comparable periods of the prior year. The effective tax rate, excluding the Company's equity in investee loss for the three months ended September 30, 1998 was 34% as compared with 36% in the comparable period of the prior year. The decrease in the effective tax rate was primarily the result of the fluctuations in pre-tax earnings of foreign operations in countries where the tax rates were lower than in the United States.

Net income for the three months ended September 30, 1998 was $0.8 million, or $0.05 diluted earnings per share, as compared with $0.2 million, or $0.01 diluted earnings per share, in the three months ended September 30, 1997. For the nine months ended September 30, 1998, the net loss was $1.1 million, or $0.07 diluted loss per share, as compared with net income of $0.9 million, or $0.07 diluted earnings per share, in the nine months ended September 30, 1997.

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



FOREIGN CURRENCY - CONVERSION TO EURO

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

PART II OTHER INFORMATION


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


          27           Restated Financial Data Schedule