Form 10-Q
period 1999-09-30
SS&C TECHNOLOGIES INC
filed 1999-11-15
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             Yes  [X]       No  [_]



  Number of shares outstanding of the issuer's classes of common stock as of October 18, 1999:


        Class                           Number of Shares Outstanding
        -----                           ----------------------------

  Common Stock, par value $.01 per share          16,020,703

                            SS&C TECHNOLOGIES, INC.

                                     INDEX

                                                               Page Number
                                                               -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets at
          September 30, 1999 and December 31, 1998                    3

          Consolidated Condensed Statements of Operations for
          the three-and nine-month periods
          ended September 30, 1999 and 1998                           4

          Consolidated Condensed Statements of Cash Flows for
          the nine-month periods ended September 30, 1999 and 1998    5

          Notes to Consolidated Condensed Financial
          Statements                                                  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                        15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           17

Item 2.   Changes in Securities and Use of Proceeds                   17

Item 6.   Exhibits and Reports on Form 8-K                            17


SIGNATURE                                                             18


EXHIBIT INDEX                                                         19


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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                            SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                      (unaudited)
                                                     September 30,        December 31,
                                                         1999                 1998
                                                     -------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                               $  8,999            $ 13,047
  Restricted cash                                                -               1,230
  Investments in marketable securities                      39,900              42,263
  Accounts receivable, net                                  16,932              24,442
  Note receivable                                                -               2,250
  Prepaid expenses and other current assets                  4,289               1,709
  Deferred income taxes                                        586                 434
                                                     -------------        ------------
Total current assets                                        70,706              85,375
                                                     -------------        ------------
Property and equipment:
  Land                                                         106                 106
  Building and leasehold improvements                        4,163               2,748
  Equipment, furniture and fixtures                         12,681              10,754
                                                     -------------        ------------
                                                            16,950              13,608
  Less accumulated depreciation                             (6,547)             (5,814)
                                                     -------------        ------------
  Net property and equipment                                10,403               7,794
                                                     -------------        ------------

  Accounts receivable                                          586                 549
  Deferred income taxes                                      5,976               6,266
  Goodwill, net                                                403                 722
  Intangible and other assets, net                           1,988               4,608
                                                     -------------        ------------

Total assets                                              $ 90,062            $105,314
                                                     =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                            131                 321
  Accounts payable                                             827               2,124
  Taxes payable                                                  -               1,059
  Accrued employee compensation and benefits                 2,016               6,201
  Other accrued expenses                                     1,829               3,234
  Accrued litigation costs                                   1,330                   -
  Deferred maintenance and other revenue                    12,853              13,302
                                                     -------------        ------------
Total current liabilities                                   18,986              26,241

  Long-term debt                                               138                 151
                                                     -------------        ------------
Total liabilities                                           19,124              26,392
                                                     -------------        ------------

Stockholders' equity:
  Common stock                                                 158                 153
  Additional paid in capital                                86,118              81,486
  Cumulative translation adjustment                           (252)               (121)
  Accumulated deficit                                      (15,086)             (2,596)
                                                     -------------        ------------
Total stockholders' equity                                  70,938              78,922
                                                     -------------        ------------

Total liabilities and stockholders' equity                $ 90,062            $105,314
                                                     =============        ============

See accompanying notes to Consolidated Condensed Financial Statements

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                       Three Months Ended           Nine Months Ended
                                                    -------------------------   -------------------------
                                                    Sept. 30,       Sept. 30,   Sept. 30,       Sept. 30,
                                                       1999           1998        1999            1998
                                                    ----------      ---------   ---------       ---------
Revenues:
  Software licenses                                    $ 3,029        $ 9,147    $ 15,418         $24,069
  Maintenance and other recurring revenue                7,226          5,776      20,841          15,979
  Professional services                                  4,973          4,304      15,037          10,814
                                                    ----------      ---------   ---------       ---------
     Total revenues                                     15,228         19,227      51,296          50,862
                                                    ----------      ---------   ---------       ---------
Cost of revenues:
  Software licenses                                      1,121          1,198       3,211           2,653
  Maintenance and other recurring revenue                2,234          2,327       6,988           6,040
  Professional services                                  3,708          3,259      10,958           7,901
                                                    ----------      ---------   ---------       ---------
     Total cost of revenues                              7,063          6,784      21,157          16,594
                                                    ----------      ---------   ---------       ---------
Gross profit                                             8,165         12,443      30,139          34,268
                                                    ----------      ---------   ---------       ---------
Operating expenses:
  Selling and marketing                                  4,107          3,392      13,096          10,215
  Research and development                               5,352          5,831      15,692          15,126
  General and administrative                             3,654          1,722       9,141           6,220
  Write-off of purchased in-process
     research and development                                -              -           -           5,878
  Litigation settlement costs                                -              -       9,330               -
                                                    ----------      ---------   ---------       ---------
     Total operating expenses                           13,113         10,945      47,259          37,439
                                                    ----------      ---------   ---------       ---------
Operating income (loss)                                 (4,948)         1,498     (17,120)         (3,171)
                                                    ----------      ---------   ---------       ---------

Interest income, net                                       660            482       1,754           1,562
Other income (expenses)                                    (49)          (755)        329            (669)
                                                    ----------      ---------   ---------       ---------

Income (loss) before income taxes                       (4,337)         1,225     (15,037)         (2,278)
Provision (benefit) for income taxes                    (2,224)           851      (2,568)           (194)
                                                    ----------      ---------   ---------       ---------
Net income (loss)                                      $(2,113)       $   374    $(12,469)        $(2,084)
                                                    ==========      =========   =========       =========

Basic earnings (loss) per share                        $ (0.14)       $  0.02    $  (0.80)        $ (0.14)
                                                    ==========      =========   =========       =========

Weighted average number of common
Shares outstanding                                      15,643         15,071      15,550          14,826
                                                    ==========      =========   =========       =========

Diluted earnings (loss) per share                      $ (0.14)       $  0.02    $  (0.80)        $ (0.14)
                                                    ==========      =========   =========       =========

Weighted average number of common and
common equivalent shares outstanding                    15,643         16,061      15,550          14,826
                                                    ==========      =========   =========       =========

See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Nine months ended
                                                                           Sept. 30, 1999     Sept. 30, 1998
                                                                           --------------     --------------
Cash flow from operating activities:
    Net loss                                                                   $ (12,469)          $ (2,084)
                                                                           --------------     --------------

Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                                  4,952              4,309
    Non-cash adjustment related to litigation settlement                           1,300                  -
    Deferred income taxes                                                            138             (2,260)
    Purchased in-process research and development                                      -              5,878
    Provision for doubtful accounts                                                3,146                948
    Changes in operating assets and liabilities, excluding effects from acquisitions:
        Accounts receivable                                                        4,206             (6,860)
        Prepaid expenses and other current assets                                 (2,502)            (1,577)
        Accrued litigation costs                                                      30                  -
        Accounts payable                                                          (1,381)              (179)
        Accrued expenses                                                          (2,532)            (1,257)
        Taxes payable                                                             (1,059)               764
        Deferred maintenance and other revenues                                     (450)              (156)
                                                                           --------------     --------------
            Total adjustments                                                      5,848               (390)
                                                                           --------------     --------------

                                                                           --------------     --------------
    Net cash used in operating activities                                         (6,621)            (2,474)
                                                                           --------------     --------------

Cash flow from investing activities:
    Additions to property and equipment                                           (4,539)            (5,197)
    Acquisition of Quantra, net of cash received                                       -             (5,261)
    Additions to capitalized software and other intangibles                          (82)            (2,915)
    Proceeds from note receivable                                                  2,250                  -
    Purchases of marketable securities                                           (17,174)           (23,602)
    Sales of marketable securities                                                19,537             41,552
                                                                           --------------     --------------

                                                                           --------------     --------------
    Net cash used by investing activities                                             (8)             4,577
                                                                           --------------     --------------

Cash flow from financing activities
    Repayment of debt                                                               (228)              (634)
    Proceeds from note payable                                                         -                612
    Issuance of common stock                                                         896                647
    Exercise of options                                                              683              1,368
    Transfer of cash from restricted cash equivalents                              1,230                  -
                                                                           --------------     --------------

                                                                           --------------     --------------
    Net cash provided by financing activities                                      2,581              1,993
                                                                           --------------     --------------

Net decrease in cash and cash equivalents                                         (4,048)             4,096
Cash and cash equivalents, beginning of period                                    13,047              5,026
                                                                           --------------     --------------
Cash and cash equivalents, end of period                                       $   8,999           $  9,122
                                                                           ==============     ==============

Supplemental disclosure of non-cash investing activities:
   As more fully described in Note 3, effective March 20, 1998, the Company purchased substantially all the assets of Quantra Corporation for $15.3 million.
   As more fully described in Note 3, effective March 11, 1999, the Company acquired all the outstanding stock of HedgeWare, Inc. for 685,683 shares of the Company's Common Stock.

See accompanying notes to Consolidated Condensed Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1998 consolidated condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive. Outstanding options to purchase 2.8 million and 2.9 million shares for the nine months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                       Three Months Ended          Nine Months Ended
                                           Sept. 30,                  Sept. 30,
                                      1999            1998        1999           1998
                                     ------          ------      ------         ------
Basic weighted average shares
Outstanding                          15,643          15,071      15,550         14,826
Weighted average common stock
Equivalents-options                       -             990           -              -
                                     ------          ------      ------         ------
Diluted weighted average shares
Outstanding                          15,643          16,061      15,550         14,826
                                     ======          ======      ======         ======


Comprehensive Income (Loss )

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended September 30, 1999, total comprehensive loss was $2.0 million and was composed of net loss of $2.1 million and foreign currency translation profit of $0.1 million. For the nine months ended September 30, 1999, total comprehensive loss was $12.6 million and was composed of net loss of $12.5 million and foreign currency translation loss of $0.1 million. There were no material differences between net income (loss) and comprehensive income
(loss) for the three and nine months ended September 30, 1999 and 1998.

Reclassification of prior periods statement of operations

As a result of continued efforts to refine cost allocations and methodologies, the classification of prior periods presented herein have been restated to be on a comparable basis with the current period.

2. Related Party Transactions:

AEGON USA Realty Advisors, Inc. ("Aegon") is the parent company of QSC Holding Inc. (formerly known as Quantra Corporation), which sold substantially all of its assets to the Company in March 1998. The president of Aegon retains a seat on the board of directors of the Company. During the quarter ended March 1999 Aegon licensed certain of the Company's products for $1.68 million. This amount was paid in full during the quarter ended March 31, 1999.

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

On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company paid to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company recorded a charge for the settlement of approximately $9.3 million, including legal fees, in the quarter ended June 30, 1999.

4. Acquisitions:

On March 20, 1998, the Company completed its acquisition (the "Quantra Acquisition") of substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, dated as of March 20, 1998, among the Company, Quantra and AEGON USA Realty Advisors, Inc. The purchase price for the Quantra Acquisition consisted of 546,019 unregistered shares of the Company's Common Stock valued at $8.8 million, $2.3 million in cash and the assumption of certain liabilities of Quantra of $4.1 million, plus the costs of effecting the transaction. The Company and Quantra also entered into an Escrow Agreement pursuant to which an additional $1.2 million was held in escrow to reimburse the Company in connection with certain acquisition costs and the breaches of representations, warranties and covenants, if any, by Quantra.

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
                           =======


On April 9, 1998, the Company completed its acquisition (the "Savid Acquisition") of the outstanding shares of Savid International Inc. and The Savid Group, Inc. (together "Savid") pursuant to a Stock Purchase Agreement, dated as of April 9, 1998, between the Company, Savid and the sole stockholder ("Stockholder") of Savid. The purchase price of the Savid Acquisition consisted of $739,000 in cash, net of cash received, and the assumption of certain liabilities of Savid of $118,000, plus the costs of effecting the transaction. A further cash payment of $750,000 shall be paid as additional consideration provided that the aggregate revenues for the period from and including April 15, 1998 through and including April 14, 2001 are greater than or equal to $3,000,000. The Company is required to pay 10% of the license fees it receives for sales and licensing of the Savid product through April 14, 2003. The results of operations of Savid prior to the acquisition were immaterial.

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

The unaudited pro forma condensed consolidated results of operations presented below for the nine months ended September 30, 1998, assumes the Quantra Acquisition occurred at the beginning of the period (in thousands):

       Total revenues              $ 52,589
       Net loss                      (1,923)
       Basic loss per share            (.13)
       Diluted loss per share          (.13)


These pro forma results are not necessarily indicative of results of operations that would have actually occurred had the acquisition taken place at the beginning of the period, or of future operations of the combined companies.

On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership and tax accounting software and service support to hedge fund managers and traders, for 685,683 shares of Common Stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. The Company, HedgeWare and the former stockholders of HedgeWare have entered into an Escrow Agreement providing, among other things, that 89,139 shares of Common Stock will be held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. The results of operations presented below for the quarters ended September 30, 1998 and 1999 present the Company and HedgeWare as stand-alone entities. There were no intercompany transactions and no adjustments to net assets of the combining companies to adopt the same accounting practices.

                                             (in thousands)
                               -------------------------------------------
                                                                  Total
                                 Company        HedgeWare        Company
                               -----------     -----------     -----------
For the three months ended
September  30, 1998:
Revenues                        $ 18,356         $   871        $ 19,227
Net income (loss)                    767            (393)            374

For the nine months ended
September 30, 1998
Revenues                       $ 48,004          $ 2,858        $ 50,862
Net loss                         (1,055)          (1,029)         (2,084)

For the nine months ended
September 30, 1999:
Revenue                        $ 45,929          $ 5,367        $ 51,296
Net income (loss)               (13,460)             991         (12,469)


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

On March 31, 1999, the Company acquired all of the outstanding stock of The Brookside Corporation, a Rhode Island corporation ("Brookside"), pursuant to a Stock Purchase Agreement, dated as of March 31, 1999 (the "Purchase Agreement"), by and among the Company, Brookside, and John M. Boyle (the "Stockholder"). Pursuant to the Purchase Agreement, all of the outstanding shares of common stock of Brookside held by the Stockholder were exchanged for an aggregate of 27,600 shares of Common Stock of the Company. The consolidated results of operations for the three and nine months ended September 30, 1999 include the results of operations of Brookside from the beginning of the respective periods. The consolidated financial statements for prior periods have not been restated since the impact of such restatement would not be material.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

RESULTS OF OPERATIONS

Revenues

  The Company's revenues are derived from software licenses and related maintenance and professional services. Total revenues for the three and nine months ended September 30, 1999 were $15.2 million and $51.3 million, respectively, representing a decrease of 21% and an increase of 1% from the $19.2 million and $50.9 million, respectively, reported for the comparable periods of the prior year.

  Software Licenses. Software license revenues for the three and nine months ended September 30, 1999 were $3.0 million and $15.4 million, respectively, representing decreases of 67% and 36% over the $9.1 million and $24.1 million, respectively, in the comparable periods of the prior year. The decrease in license revenues for the three months ended September 30, 1999 was primarily the result of lower CAMRA and Real Estate product sales. The decrease for the nine months ended September 30, 1999 was also due to lower CAMRA sales compared to the prior period, offset by increases in the Advisorware and LMS 2000 product lines. The company believes that a large percentage of lower license revenue was due to customer deferral of purchases while resolving their Y2K issues, as well as the Company's sales execution and staffing requirements.

  Maintenance and Other Recurring Revenues. Maintenance and other recurring revenues for the three and nine months ended September 30, 1999 were $7.2 million and $20.8 million, respectively, representing increases of 25% and 30% from the $5.8 million and $16.0 million, respectively, in the comparable periods of the prior year. The increase for both periods was primarily due to growth in the Company's installed base of clients requiring maintenance services.

  Professional Services. Professional services revenues for the three and nine months ended September 30, 1999 were $5.0 million and $15.0 million, respectively, representing increases of 16% and 39% from the $4.3 million and $10.8 million, respectively, in the comparable periods of the prior year. The increase in the professional services revenue was primarily attributable to increases in implementation, conversion and training services as a result of higher license revenue from the quarters ended December 1998 and March 31, 1999.

Cost of Revenues

  Total cost of revenues for the three and nine months ended September 30, 1999 were $7.1 million and $21.2 million, respectively, representing increases of 4% and 28% from $6.8 million and $16.6 million, respectively, in the comparable periods of the prior year. The gross margin decreased from 65% and 67% for the three and nine months ended September 30, 1998 as compared to 54% and 59% for the three and nine months ended September 30, 1999. The decreases were primarily due to the reductions in license revenue, which historically have had higher margins than professional services revenue and maintenance and other recurring revenues.

  Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software as well as amortization of completed technology. The cost of software licenses for the three months ended September 30, 1999 and 1998 remained approximately constant while increasing during the nine months ended September 30, 1999 compared to the comparable period in 1998. The increase in these costs for the nine months ended September 30, 1999 compared to the similar period in 1998, was due primarily to the amortization of completed technology related to the Quantra and Savid acquisitions.

  Cost of Maintenance and Other Recurring Revenue. Cost of maintenance and other recurring revenue primarily consists of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance and other recurring revenue decreased 4% for the three months ended September 30, 1999 and increased by 16% for the nine months ended September 30, 1999, from the comparable periods of the prior year. The increase for the nine month period was primarily due to increased headcount for the infrastructure to support the expanded installed client base. The three month periods are fairly comparable since the company had started to increase its support infrastructure in the third quarter of 1998.

  Cost of Professional Services. Cost of professional service revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues were $3.7 million and $11.0 million for the three and nine months ended September 30, 1999, respectively, representing increases of 14% and 39% over the comparable periods of the prior year. The cost of professional services revenues as a percentage of professional services revenues remained approximately the same. The increase in the cost of professional services was primarily attributable to the addition of personnel required to support the corresponding increase in implementation, conversion and training services.

Operating Expenses

  Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. These expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses as a percentage of total revenues for the three and nine months ended

September 30, 1999 were 27% and 26%, respectively, as compared with 18% and 20%, respectively, in the comparable periods of 1998. These expenses were $4.1 million and $13.1 million for the three and nine months ended September 30, 1999, respectively, representing increases of 21% and 28% over the corresponding periods of last year. The increase was largely attributable to costs associated with the hiring of additional sales and marketing personnel, increased marketing and advertising costs, and the expansion of international operations into Japan and Australia, including a dedicated international sales and marketing operation.

  Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses as a percentage of total revenues, for the three and nine months ended September 30, 1999 were 35% and 31%, respectively, as compared with 30% for both comparable periods of the pror year. For the three and nine months ended September 30, 1999, these expenses decreased by 8% to $5.4 million and increased 4% to $15.7 million, respectively. The dollar increase for the nine months ended September 30, 1999 over the comparable period last year was due to the hiring of additional personnel. The decrease for the three months ended September 30, 1999 over the comparable period in 1998 was primarily due to a reduction in contract employees and consultants. The Company believes that due to the sophistication of its products, research and development spending should remain at these levels.

  General and Administrative. General and administrative expenses are primarily comprised of personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses as a percentage of total revenues, for the three and nine months ended September
30, 1999 were 24% and 18%, respectively, as compared with 9% and 12%, respectively, in the comparable periods of the prior year. For the three and nine months ended September 30, 1999, general and administrative expenses increased by 112% to $3.7 million and by 47% to $9.1 million, respectively, from $1.7 million and $6.2 million, respectively, in the comparable periods of the prior year. The increase for the three months and the nine months ended September 30, 1999 related primarily to an increase in the allowance for doubtful accounts.

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

  Litigation settlement costs. On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company.
The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company paid to the class $7.5 million in cash in the third quarter of 1999, and issued shares of Common Stock of the Company valued at $1.3 million during the fourth quarter of 1999. The Company recorded a charge of $9.3 million, including legal fees, in the quarter ended June 30, 1999.

  Interest income and income taxes. Interest income was higher in the three-month period ended September 30, 1999 when compared to the similar period in 1998, but remained relatively constant on a year to date basis. The Company's effective tax rate was 51% and 17% for the three months and nine months ended September 30, 1999, respectively. The nine-month period is lower due to the fact that no tax effect was given to the litigation settlement costs. The Company has not recorded a tax benefit in the second quarter for the settlement expense, since it is not determinable at that time. A tax benefit may be recorded in future quarters when the accounting of the class participants is finalized.


LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and marketable securities totaled $48.9 million at September 30, 1999 compared with $56.5 million at December 31, 1998. The decrease in cash and cash equivalents was primarily due to the $7.5 million payment of the litigation settlement. This payment was made in the third quarter of 1999.

  The net cash used in operating activities was $6.6 million in the nine months ended September 30, 1999 compared with net cash used of $2.5 million in the comparable period of 1998. The increase was primarily due to a higher net loss, decrease in accounts payable and accrued expenses and an increase in taxes receivable, and was offset by a reduction in accounts receivable. The accounts receivable decreased by $4.1 million in the first nine months of 1999 compared to an increase of $6.9 million in the first nine months of 1998. The litigation settlement costs of $7.5 million were paid in the third quarter of 1999.

  Net cash used in investing activities was minimal in the nine months ended September 30, 1999 as compared to net cash provided of $4.6 million in the comparable period of 1998. Cash used in investing activities consisted mainly by additions to property and equipment of $4.5 million offset by the payment of the note receivable associated with the Caminus Energy Ventures, LLC transaction and the net sale of marketable securities.

  Net cash provided by financing activities was $2.6 million in the nine months ended September 30, 1999 compared to $2.0 million in the comparable period of 1998. Cash provided by financing activities consisted mainly of the proceeds from the exercise of stock options, the issuance of stock for the Employee Stock Purchase Plan and the release of escrowed funds associated with the Quantra acquisition offset by the repayment of debt.

  The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to meet its working capital and capital expenditure requirements for at least for the next 12 months.


YEAR 2000

ear 2000 Compliance. The information presented below related to year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-Q regarding Year 2000 compliance.

  Year 2000 Issue Defined. The Year 2000 ("Y2K") issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four digits to define a year. For example, the clock circuit in the hardware may be incapable of holding a date beyond the year 1999; some operating systems recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

  State of Readiness. The Company formed at Y2K Review Team ("Team") in 1998 to address the potential impact of Y2K on the Company. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue:
SS&C Technologies Products, Information Technology (IT) Systems, Third Party Relationships and non-IT Systems. The initial phase was to organize a Team of both IT and non-IT employees and to develop a process. The second phase was to establish an inventory of all potential areas where Y2K problems could exist. The inventory included: server hardware (BIOS), server operating systems, server application software, network device hardware and software, PC hardware (BIOS), PC operating systems, PC application software, phone and security systems, the Company's Products and its vendors. Each area listed in the inventory was assigned to a Team member to evaluate the current Y2K compliance and where required, recommend a solution to correct the problem. As of the end of the third quarter of 1999, the Company has substantially completed both phases for both the IT and non-IT systems. The Company is currently involved in the remediation phase and expects to be completed in the fourth quarter of 1999. However, the Company continues to review information developed as a result of its overall effort, which could result in additional items being added to its Y2K inventory.

SS&C Technologies Products. The Company has utilized both in-house and outside consultants to test whether its products are Y2K compliant. Most of the Company's key products have already passed rigorous testing to be certified as Y2K compliant. In the event that any Y2K-compliance issues with its supported products arise, it is the Company's intention to rectify those problems through the software support process. Costs associated with the testing and modifications to make the Company's products Y2K compliant have not had, and are not expected to have, a material adverse effect on the Company's business, financial condition or results of operations and cash flows.

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

  Contingency Plans. There can be no assurance that the systems of other parties upon which the Company's business relies directly or indirectly will be Year 2000 compliant. The costs of becoming Y2K compliant, or the failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's contingency plans, which are based in part on the assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair.

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


CONVERSION TO EURO

  In January 1, 1999, 11 of the 15 members of the European Union established fixed conversion rates between their existing currencies and the "Euro." The Euro will trade on currency exchanges and the legacy currencies will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, goods and services may be paid for using the Euro or the participating country's legacy currency. Participating countries no longer control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates, is now exercised by the new European Central Bank. No later than July 1, 2002, the legacy currencies of the participating countries will no longer be legal tender for any transaction, making conversion to the Euro complete.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  Fluctuations in Quarterly Performance. The Company's revenues and operating results historically have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size, and nature of the Company's individual license transactions; the reluctance of many firms to purchase enterprise software prior to the year 2000; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, consulting, and other recurring revenues and professional services; changes in the Company's operating expenses; personnel changes; and fluctuations in economic and financial market conditions. The timing, size, and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

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

  The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through September 30, 1999, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material. The Company purchases from time to time forward contracts to attempt to minimize the impact of exchange rate gains or losses from foreign currency transactions.

  The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events, income or losses.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors and underwriters will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company paid to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company recorded a charge of $9.3 million, including legal fees, in the quarter ended June 30, 1999.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

  The effective date of the Company's Registration Statement on Form S-1 File No. 333-3094 (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

  From the effective date of the Registration Statement through September 30, 1999, the Company has used the net Offering proceeds to the Company as follows:


  Corporate move and equipment purchases     $11,803,000
  Acquisition of other business              $ 5,333,000
  Repayment of indebtedness                  $ 3,370,000
  Working capital                            $ 8,680,000
  Marketable securities                      $23,614,000


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



                          SS&C TECHNOLOGIES, INC.


Date: November 12, 1999   By: /s/ Anthony R. Guarascio

                          Anthony R. Guarascio
                          Senior Vice President and Chief
                          Financial Officer
                          (Principal Financial and Accounting Officer)

                              EXHIBIT INDEX



Exhibit Number    Description
--------------    -----------

   27.1           Financial Data Schedule for the nine months ended
                  September 30, 1999.

   27.2 Restated Financial Data schedule for the nine months ended September 30, 1998.