Form 10-K
period 1999-12-31
SS&C TECHNOLOGIES INC
filed 2000-03-30
CIK 1011661

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28430

                            SS&C TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      06-1169696
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2000, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $51,292,905 based on the closing sale price of $5.81 of the Registrant's Common Stock on the Nasdaq National Market on such date.

     As of March 22, 2000, 16,044,203 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                         PART OF REPORT INTO WHICH INCORPORATED
                  --------                         --------------------------------------
Portions of the Registrant's 1999 Annual        Items 6, 7, 7A and 8 of Part II
  Report to Shareholders
Portions of the Registrant's Proxy Statement    Items 10, 11, 12 and 13 of Part III
  for the 2000 Annual Meeting of
  Shareholders

                            SS&C TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

FORM 10-K
  ITEM                                                                    PAGE
---------                                                                 -----
                                    PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................     11
Item 3.     Legal Proceedings...........................................     11
Item 4.     Submission of Matters to a Vote of Security Holders.........     11
            Executive Officers of the Registrant........................     11

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     12
Item 6.     Selected Financial Data.....................................     12
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     12
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................     13
Item 8.     Financial Statements and Supplemental Data..................     13
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     13

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........     13
Item 11.    Executive Compensation......................................     13
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     13
Item 13.    Certain Relationships and Related Transactions..............     13

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     13
            Signature Page..............................................     15

                          FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Certain Factors That May Affect Future Operating Results" in the Company's 1999 Annual Report to Stockholders and incorporated herein by reference, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

PTS, Macro Pricing, SKYLINE, SKYLINE II, PRO-JECT, HedgeWare and AdvisorWare are registered trademarks, SS&C, CAMRA, CAMRA 2000, CAMRA XE, AdvisorWare 2000, LMS 2000, LMS 2000 SnapShots, Extend, PTS 2000, Total Return 2000, Antares 2000, Antares XE, CAMRA Debt & Derivatives 2000, Mabel, REMS and Finesse 2000 are trademarks, and SS&C Direct and Straight-Thru Processing are service marks of either SS&C Technologies, Inc., or one of its subsidiaries. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

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

The following chart summarizes the Company's principal products and services and typical users:

--------------------------------------------------------------------------------------------
PRODUCTS AND SERVICES                          TYPICAL USERS
--------------------------------------------------------------------------------------------
  PORTFOLIO MANAGEMENT, INVESTMENT ACCOUNTING  Portfolio managers and investment operations
  CAMRA 2000(TM)                               personnel of asset managers, hedge funds,
  CAMRA XE(TM)(in beta release)                family wealth managers, investment advisory
  Total Return 2000(TM)                        firms, insurance companies, pension funds,
  Mabel(TM)                                    public funds, corporate treasuries, and banks
  CAMRA Debt & Derivatives 2000(TM)
  AdvisorWare 2000(TM)
--------------------------------------------------------------------------------------------
  TRADE ORDER MANAGEMENT                       Securities traders and portfolio managers of
  Antares 2000(TM)                             asset managers, hedge funds, family wealth
  Antares XE(TM)(in beta release)              managers, pension funds, and other financial
                                               institutions
--------------------------------------------------------------------------------------------
  ASSET/LIABILITY MANAGEMENT                   Life insurance company CEOs, CFOs, product
  PTS 2000(TM)                                 managers, and actuarial professionals
--------------------------------------------------------------------------------------------
  DYNAMIC FINANCIAL ANALYSIS                   CEOs, CFOs, and risk managers of property and
  Finesse 2000(TM)                             casualty insurance companies and other risk-
                                               sensitive industries
--------------------------------------------------------------------------------------------
  LOAN MANAGEMENT                              Mortgage loan portfolio managers and loan
  LMS 2000(TM)                                 service businesses
--------------------------------------------------------------------------------------------
  REAL ESTATE EQUITY MANAGEMENT                Real estate investment managers
  PRO-JECT(R)
  SKYLINE(R) for Windows and
  SKYLINE II(R)(in beta release )
--------------------------------------------------------------------------------------------
  CONSULTING SERVICES                          Asset management firms, insurance companies,
                                               pension funds, and banks
--------------------------------------------------------------------------------------------
  SS&C DIRECT(SM)                              Asset management firms, insurance companies,
                                               pension funds, and banks
--------------------------------------------------------------------------------------------

The Company's software applications are compatible with Intel x86 platforms (IBM PC compatible or emulators) and a wide range of popular topologies, protocols, and network operating systems, including Ethernet, IPX/SPX, TCP/IP, NET BEUI, Novell Netware, Windows '95 and '98, Windows NT, and UNIX.

     The prices of the Company's software products vary depending upon the product features included and, in the case of the Company's CAMRA 2000 and LMS 2000 products, on the client's assets under management. The Company's Antares 2000, Total Return 2000, Mabel system, and CAMRA Debt and Derivatives 2000 software is available for purchase by site or based on the number of concurrent users.

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

     CAMRA 2000 is designed to account for all the activity of the investment operation and to continually update investment information through the processing of day-to-day securities transactions. The product accounts for both transactions and holdings and stores the results of most accounting calculations in its open, relational database, thereby providing user-friendly, flexible data access as well as supporting data warehousing. In addition to storing transactions and holdings data on securities, cash, and foreign exchange forward contracts, CAMRA 2000 also stores data on custodians, brokers and broker budgets, analytical information, general ledger entries, alternative accounting basis, tax information, and other aspects of the investment operation. To facilitate further automation of such extensive stored data, the Company has developed interface capabilities for smooth information exchange with custodian banks, data providers, and analytic data services.

Other CAMRA 2000 features include the following:

Comprehensive Accounting and Reporting Capabilities. CAMRA 2000 supports four distinct yet interrelated accounting bases--GAAP, statutory, management, and tax--and has the flexibility to provide multiple alternative accrual methods, multiple sales methods, average cost or tax lot accounting, and multiple amortization methods.

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

Integrated Modules. CAMRA 2000 is designed to facilitate seamless integration with its software modules. Modules to CAMRA 2000 are available for performance measurement using computations consistent with Association for Investment Management and Research (AIMR) standards, pre- and post-trade compliance monitoring, net asset value computations for mutual funds, optimization of trading in mortgage-backed securities on a to-be-announced (TBA) basis, client fee billing, portfolio rebalancing, and interfacing with various products of Bloomberg Trade Book, Open Bloomberg, Interactive Data Corporation, and other analytic data services.

CAMRA XE (in beta release)

SS&C's CAMRA XE is the portfolio management and accounting component of the Company's recently introduced XE for Asset Management platform. This platform incorporates Microsoft's DNAfs architecture and development strategy, and uses XML-based messaging and workflow technology for processing trade order and allocation data from outside sources as well as within the SS&C application environment.

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

CAMRA Debt & Derivatives 2000

CAMRA Debt & Derivatives 2000 is a PC/LAN-based debt and derivative portfolio management system. CAMRA Debt & Derivatives 2000 is a modularized application designed to process and analyze all activities related to debt and derivative portfolios: swaps, caps, floors, collars, forward rate announcements (FRAs), foreign exchange (FX), futures, and options, as well as the issuance of short-, medium-, and long-term debt.

AdvisorWare 2000

AdvisorWare 2000 provides for multiple modules that process a unified flow of information, including communications, research, portfolio management, trading and operations, as well as portfolio accounting, financial accounting and tax accounting. AdvisorWare 2000 features complete report writing capabilities across all modules; seamless integration with all Microsoft Office products, the ability to retain multiple cost bases; an extensive user security system; and multi-user, client/server, Windows '95 or Windows NT operating systems.

TRADE ORDER MANAGEMENT

Antares 2000

Antares 2000 is a comprehensive, real-time, event-driven trading and profit and loss reporting system designed to integrate trade modeling with trade order management. Antares 2000 also offers pre-trade compliance, "what-if" analysis, and FIX connectivity. Modeling scenarios, including trader-defined formulas, can be customized and stored in a familiar spreadsheet environment. Antares 2000 is designed to transfer data seamlessly from modeling scenarios to trade orders. In Antares 2000, trades can be managed in the multiple steps of trade ordering, filling the order, and approving the trade, or recorded in a single step. Antares 2000 can also allocate trades across accounts at any step in the process.

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

     For some financial institutions, the Antares 2000 trading system may serve as a comprehensive, stand-alone investment management system. For financial institutions with more accounting and historical reporting requirements, Antares 2000 may serve as the front-end trading system connected to CAMRA 2000, Total Return 2000, AdvisorWare 2000 or other portfolio management investment accounting systems.

Antares XE (in beta release)

Antares XE is the trade order management component to the Company's recently released XE for Asset Management platform. This platform incorporates Microsoft's DNAfs architecture and development strategy, and uses XML-based messaging and workflow technology for processing trade order and allocation data from outside sources as well as within the SS&C application environment.

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

Option Pricing. The PTS 2000 option-pricing model provides option-adjusted valuation of assets and liabilities under a consistent conceptual framework. The PTS 2000 option pricing model explicitly considers interest-sensitive embedded options, providing valid interest rate risk analysis, using price behavior curves that graphically depict asset/liability performance over shifts in the interest rate term structure.

Macro Pricing. The Company's proprietary Macro-Pricing algorithm recognizes the complex relationships within contemporary financial intermediaries and provides a matrix of possible product and production quota options in conformity with the profit expectations of the client.

DYNAMIC FINANCIAL ANALYSIS

Finesse 2000

The Company's Finesse 2000 system is a forecasting application that brings the principles of Dynamic Financial Analysis (DFA) to the complex environment of the property/casualty insurance industry. A financial simulation tool designed to balance the dynamics of financial accounting, economic value, and risk, Finesse 2000 is unique in its ability to express forecasts in real-world terms: ROE, EPS, GAAP earnings, Capital Ratios, and the like--performance metrics used on a daily basis in the executive suite.

     Finesse 2000 was conceived as a business simulation platform fully integrating the asset and liability sides of the balance sheet. Because Finesse 2000 handles the complex interactions between asset and liability cash flows, Finesse 2000 functions as a superior forecasting tool, generating 5-year pro forma balance sheets, income and cash flow statements. By integrating capital market effects onto both asset and liability cash flows, results remain "in-sync" as they cascade through the Finesse 2000 Corporate Model.

     Finesse 2000 is a simulation tool with the primary goal of projecting financial results--hundreds or even thousands of times.

     By projecting financials many times over, clients can cover the likely range of events, whether they are interest rate movements, loss ratios, production levels, or any other item of variability. Using Finesse 2000's unique presentation methods, clients can distill a wide range of results into actionable language.

LOAN MANAGEMENT

LMS 2000

LMS 2000 enables mortgage professionals to process, analyze, and report on a comprehensive basis, information regarding their mortgage loan portfolios. LMS 2000 is a 32-bit, multi-user, integrated solution operating on a client/server platform, which eliminates the need for separate, independent systems within the mortgage loan area. LMS 2000, which can be integrated with data stored in the Company's CAMRA 2000 and PTS 2000 products, provides the following features:

Application and Commitment Processing. LMS 2000 supports the processing of commercial and residential mortgage loans, providing on-line access to critical evaluative information, including credit history, appraisals, ratio, broker information, duration, convexity, average life and discounted cash flow valuation, permitting loan recommendations to be generated quickly, consistently, and easily.

Accounting and Servicing Support. LMS 2000 supports accurate and consistent servicing of loans, including general ledger entries at the sub-portfolio level, with a direct interface to the corporate general ledger. LMS 2000 also maintains appraisals and operating statements at the proper level to support loan and portfolio management.

Comprehensive Reports. LMS 2000 generates and supports a wide range of accounting, servicing, and management reports. All reports can be viewed on-line, downloaded or printed.

REO. LMS 2000 provides a smooth transition from a loan to an equity asset, establishes/monitors budgets, maintains depreciation records, and processes REO-specific transactions.

Executive Summary. LMS 2000 SnapShots captures a complete overview of a selected portfolio, making essential information immediately available. LMS 2000 SnapShots also exports into Microsoft Excel or Lotus.

Interested Party Directory. LMS 2000's Interested Party Directory serves as a common source for all business entities, providing comprehensive borrower financial exposure analysis, relationship tracking and business functionality exposure.

Extend. LMS 2000's unique Extend utility allows users to customize their database by creating screens and database fields to enter, review, and report information. It attaches to more than 25 areas of the system.

Imaging and Mapping. LMS 2000 enables users to attach image files to multiple areas of the system for document and collateral imaging and tracking, and plots properties onto on-line geographic maps, facilitating analyses at both a general and a property-specific detailed level.

REAL ESTATE EQUITY MANAGEMENT

SKYLINE for Windows/SKYLINE II (in beta release) is property management software that manages all aspects of office/industrial, residential, and retail properties, even those which are decentralized geographically. SKYLINE also features detailed, informative reports.

     PRO-JECT for Windows is property valuation software that calculates the value of any combination of office, industrial, retail, apartment and mixed-use property types. It can perform sophisticated sensitivity analysis on property assumptions, and produce detailed reports such as present value and consolidated cash flow reports.

CONSULTING SERVICES

Building upon the capability and flexibility of its software products, the Company offers a range of professional services to assist clients in implementing the Company's software products and meeting their portfolio management needs. To facilitate successful product implementation, the Company's consultants assist clients with initial installation of a system, conversion of the client's historical data, and ongoing training and support. The Company's team works closely with the client to ensure smooth transition and operation of the Company's systems. The Company believes its commitment of dedicated professionals to facilitate the transition process strengthens its relationship with the client, provides the Company with valuable information regarding client requirements, and offers the opportunity for sales of additional Company products and services to the client. The Company's consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians, and professionals from the asset management, real estate, investment, insurance, and banking industries. The Company believes its commitment to professional services facilitates the adoption of the Company's software products across its target markets.

SS&C DIRECT

For those clients seeking an Application Service Provider/Business Process Outsourcing (ASP/BPO) solution for portfolio accounting, reporting and analysis functions, the Company also provides comprehensive ASP/BPO services through its SS&C Direct operating unit. The Company's consultants initially work with a client to research and evaluate data sources, implement custodian and pricing interfaces and determine reporting requirements and timing. The Company provides its clients with accurate, processed data via Internet or direct, real-time connections, enabling investment professionals to spend their time analyzing data and making investment decisions rather than managing the back-office investment operations. The features of the Company's ASP/BPO services include: (i) customized access rights to provide on-line, real-time access on a per-client basis; (ii) regular holdings reports, also available on-line, and complete regulatory support; (iii) disk mirroring, daily back-up of the system and other data protection measures; and (iv) disaster recovery hot site services.

PRODUCT SUPPORT

The Company believes its high level of service and support is critical to its success, and an important competitive advantage. Further, the Company believes a close and active service and support relationship is important to client satisfaction, and provides the Company with important information regarding evolving client requirements. The Company provides each of its significant clients with a dedicated client support team, organized by industry and by function, whose primary responsibility is to resolve questions and concerns. In addition, the Company provides direct telephone support during extended business hours. Additional hours are available during peak periods, and the Company uses the Internet, electronic bulletin boards and other forms of electronic data distribution that provide clients with the latest information regarding its products. The Company uses Applix technology to log and track issues and questions, and Webex for on-line diagnostics. The Company also provides periodic maintenance releases of licensed software to its clients, as well as regulatory updates (generally during the fourth quarter), to enable them to meet industry reporting obligations and other processing requirements as they evolve. The Company's service and support activities are supplemented by comprehensive training, including a comprehensive Center of Excellence client certification program, which provides certification classes in the Company's products.

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

     The Company's marketing personnel are responsible for evaluating and developing market opportunities and providing sales support. The Company's marketing activities include generation of client leads, targeted direct mail campaigns, Internet marketing, seminars, advertising, trade shows, conferences, and public relations efforts. The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

PRODUCT DEVELOPMENT; RESEARCH AND DEVELOPMENT; BACKLOG

The Company believes it must introduce new products and features into the market on a regular basis to maintain its competitive advantage. To meet these goals, the Company uses multidisciplinary teams of highly trained finance, accounting, mathematical, actuarial, software, and investment personnel, and has invested heavily in developing a comprehensive product analysis process to meet rigorous requirements for product functionality and quality across its target markets.

     The Company's research and development engineers work closely with the Company's marketing and support personnel to assure product evolution reflects developments in the marketplace and trends in client requirements. Historically, the Company has issued a major functional release of its core products during the second or third quarter of each fiscal year, including functional enhancements, as well as an annual fourth quarter release to reflect evolving regulatory changes in time to meet clients' year-end reporting requirements.

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

     As of December 31, 1999, the Company's research and development staff consisted of 169 employees. The Company's total expenses for research and development, excluding purchased in-process research and development, for the years ended December 31, 1997, 1998, and 1999 were $12.0 million, $20.1 million, and $20.7 million, respectively.

     Backlog is not a significant factor in the Company's business.

COMPETITION

The market for financial services software is competitive, rapidly evolving, and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms, many of which serve only their respective local markets or specific customer types, and much of the Company's competition stems from information systems or timesharing services developed and serviced internally by the MIS departments of financial services firms. The Company currently faces direct competition in various segments of the financial services industry from Thomson Financial, SunGard Data Systems, Inc., Princeton Financial Systems (a subsidiary of State Street Bank and Trust Company), Financial Models Company Inc., DST Systems, Inc., McCracken Financial Software, Tillinghast-Towers Perrin, and Advent Software, Inc. The Company believes none of its competitors currently competes against it in all of its target industry segments, although there can be no assurance that one or more may not compete against the Company in the future in additional industry segments. Many of the Company's current and potential future competitors have significantly greater financial, technical, and marketing resources, generate higher revenues, and have greater name recognition than does the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends, or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would materially adversely affect the Company's business, financial condition, and results of operations.

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

EMPLOYEES

As of December 31, 1999, the Company had 551 full-time employees, consisting of 169 employees in research and development, 165 employees in consulting and services, 89 employees in sales and marketing, 82 employees in client support and 46 employees in finance and administration. Of the total, 98 employees are in the Company's international operations. None of these employees is covered by any collective bargaining agreements. The Company believes its relationship with its employees is good. The future success of the Company will depend upon its ability to attract and retain qualified personnel. Competition for such personnel is often intense, and there can be no assurance that the Company will be able to attract and retain adequate numbers of qualified personnel in the future.

ITEM 2. PROPERTIES

The Company leases its corporate offices, consisting of 73,000 square feet of office space, in Windsor, Connecticut. The initial lease term expires in 2008, and the Company has the right to extend the lease for one additional term of five years. In support of direct sales and support operations, the Company utilizes facilities and offices in thirteen locations in the United States and Canada and also has offices in London, England; Amsterdam, Netherlands; Kuala Lumpur, Malaysia; and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

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

     From time to time, the Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not party to any litigation that it believes could have a material effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
William C. Stone                       44     President, Chief Executive Officer and Chairman of the
                                              Board of Directors
Anthony R. Guarascio                   46     Senior Vice President, Chief Financial Officer
Steven M. Helmbrecht                   36     Senior Vice President, International

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

     Anthony R. Guarascio is Senior Vice President, Chief Financial Officer of the Company. Mr. Guarascio joined the Company in October 1998, after serving as Vice President, Finance and Administration and Chief Financial Officer for Executone Information Systems, Inc., a company specializing in integrated voice and data communications, from January 1994 to September 1998. Prior thereto he was Vice President and Corporate Controller since January 1990.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SSNC" since the Company's initial public offering on May 31, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National
Market:

                                            FISCAL 1999         FISCAL 1998
                                            PRICE RANGE         PRICE RANGE
                                          ----------------    ----------------
QUARTER                                    HIGH      LOW       HIGH      LOW
-------                                   ------    ------    ------    ------
First                                     $20.00    $11.38    $19.25    $ 9.50
Second                                     15.63      6.50     24.25     14.25
Third                                       8.50      5.25     23.75     10.88
Fourth                                      7.69      4.13     14.75      8.75

     There were 62 stockholders of record of the Company's Common Stock as of March 22, 2000. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers or other nominees.

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

     From the effective date of the Registration Statement through December 31, 1999, the Company has used the net offering proceeds to the Company as follows:

Corporate move and equipment purchases                          $12,460,000
Acquisition of other business                                     5,333,000
Repayment of indebtedness                                         3,495,000
Working capital                                                   4,576,000
Marketable securities                                            26,936,000

     All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is contained under the caption "Selected Financial Data" appearing in the Company's 1999 Annual Report to Stockholders (the "1999 Annual Report") and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1999 Annual Report and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained under the caption "Market Risks" appearing in the 1999 Annual Report and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the Consolidated Financial Statements and related footnotes appearing in the 1999 Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is set forth in the Proxy Statement under the heading "Compensation of Executive Officers--Employment Agreements," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Form 10-K:

     1. Financial Statements. The Consolidated Financial Statements are included in the 1999 Annual Report, portions of which are filed as an exhibit to this Annual Report on Form 10-K. The Consolidated Financial Statements include: Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Stockholder's Equity, and Notes to Consolidated Financial Statements.

     2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K: On November 2, 1999, the Company filed a Current Report on Form 8-K/A, dated March 11, 1999, for the purpose of filing financial statements of HedgeWare, Inc. and pro forma financial statements of the Company under item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SS&C Technologies, Inc.

                                          By: /s/ WILLIAM C. STONE
                                            ------------------------------------
                                              William C. Stone
                                              President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors

Date: March 30, 2000

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

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----
               /s/ WILLIAM C. STONE                  President, Chief Executive         March 30, 2000
---------------------------------------------------  Officer and Chairman of the Board
                 William C. Stone                    of Directors (Principal Executive
                                                     Officer)

             /s/ ANTHONY R. GUARASCIO                Senior Vice President, Chief       March 30, 2000
---------------------------------------------------  Financial Officer (Principal
               Anthony R. Guarascio                  Financial and Accounting Officer)

             /s/ DAVID L. BLANKENSHIP                Director                           March 30, 2000
---------------------------------------------------
               David L. Blankenship

              /s/ DAVID W. CLARK, JR.                Director                           March 30, 2000
---------------------------------------------------
                David W. Clark, Jr.

               /s/ JOSEPH H. FISHER                  Director                           March 30, 2000
---------------------------------------------------
                 Joseph H. Fisher

              /s/ STEPHEN P. REYNOLDS                Director                           March 30, 2000
---------------------------------------------------
                Stephen P. Reynolds

             /s/ JONATHAN M. SCHOFIELD               Director                           March 30, 2000
---------------------------------------------------
               Jonathan M. Schofield

               /s/ WILLIAM W. WYMAN                  Director                           March 30, 2000
---------------------------------------------------
                 William W. Wyman

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
     2.1+ Asset Purchase Agreement, dated as of March 20, 1998, by and among the Registrant, AEGON USA Realty Advisors, Inc. and
          Quantra Corporation is incorporated herein by reference to
          Exhibit 2 to the Registrant's Current Report on Form 8-K,
          dated March 20, 1998 (File No. 000-28430)
     2.2+ Stock Purchase Agreement, dated as of April 9, 1998, by and among the Registrant, Savid International, Inc., The Savid
          Group, Inc. and Diane Cossin, is incorporated herein by
          reference to Exhibit 2 to the Registrant's Current Report on
          Form 8-K, dated April 9, 1998 (File No. 000-28430)
     2.3+ Agreement and Plan of Merger, dated March 11, 1999, by and among the Registrant, HedgeWare, Inc., Asset Management
          Acquisition Corp. and the Sellers named herein, is
          incorporated herein by reference to Exhibit 2 to the
          Registrant's Current Report on Form 8-K dated March 11, 1999
          (File No. 000-28430)
     2.4+ Stock Purchase Agreement dated March 31, 1999, by and among the Registrant, The Brookside Corporation and John M. Boyle
          is incorporated herein by reference to exhibit 2 to the
          Registrant's Current Report on form 8-K, dated March 31,
          1999 (File No. 000-28430)
     3.1  Amended and Restated Certificate of Incorporation of the
          Registrant is incorporated herein by reference to Exhibit
          3.1 to the Registrant's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1999 (File No.
          000-28430)
     3.2  Amended and Restated By-Laws of the Registrant is
          incorporated herein by reference to Exhibit 3.4 to the
          Registrant's Registration Statement on Form S-1, as amended
          (File No. 333-3094) (the "Form S-1")
     4    Specimen Certificate for shares of Common Stock, $.01 par
          value per share, of the Registrant is incorporated herein by reference to Exhibit 4 to the Form S-1
    10.1* 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Form S-1
    10.2* 1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996
          (File No. 000-28430)
    10.3* 1996 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10 to the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1999 (File No. 000-28430)
    10.4* 1998 Stock Incentive Plan is incorporated be reference to
          Annex A to the Registrant's Definitive Schedule 14A filed
          April 6, 1998 (File No. 000-28430)
    10.5* Employment Agreement between the Registrant and William C.
          Stone, dated March 28, 1996, is incorporated herein by
          reference to Exhibit 10.5 to the Form S-1
    10.6  Reseller Agreement between the Registrant and PFX(USA),
          Inc., dated June 22, 1993, is incorporated herein by
          reference to Exhibit 10.16 to the Form S-1
    10.7  Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as
          amended, is incorporated herein by reference to Exhibit
          10.15 to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1997 (File No. 000-28430)
    10.8* Amendment No. 1 to 1998 Stock Incentive Plan
    13    Portions of the Registrant's 1999 Annual Report to
          Stockholders (which is not deemed to be "filed" except to
          the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)
    21    Subsidiaries of the Registrant
    23    Consent of PricewaterhouseCoopers LLP

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
    27.1  Financial Data Schedule for the year ended December 31, 1999
    27.2  Restated Financial Data Schedule for the year ended December
          31, 1998

---------------
* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the Instructions to the Annual Report on Form 10-K.

+ The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.