Form 10-K/A
period 1999-12-31
SS&C TECHNOLOGIES INC
filed 2000-04-28
CIK 1011661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
         (Mark one)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

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

     As of March 22, 2000, 16,044,203 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Document                                        Part of Report into which incorporated
                  --------                                        --------------------------------------
Portions of the Registrant's 1999 Annual Report to                Items 6, 7, 7A, and 8 of Part II
Shareholders
Portions of the Registrant's Proxy Statement for the              Items 10, 11, 12, and 13 of Part III
          2000 Annual Meeting of Shareholders

                             SS&C TECHNOLOGIES, INC.

                                EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates Item 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed by the Registrant on March 30, 2000 and is being filed to reflect the incorporation by reference of a certain related party transaction described in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is set forth in the Proxy Statement under the headings "Compensation of Executive Officers - Employment Agreements," and "Certain Transactions" which information is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SS&C Technologies, Inc.


                                   By:   /s/ Anthony R. Guarascio
                                         --------------------------------------
                                             Anthony R. Guarascio
                                             Senior Vice President and
                                             Chief Financial Officer



Date:  April 28, 2000