Form 10-Q
period 2000-03-31
SS&C TECHNOLOGIES INC
filed 2000-05-15
CIK 1011661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes X       No


Number of shares outstanding of the issuer's classes of common stock as of April 30, 2000:


               Class                            Number of Shares Outstanding
     Common Stock, par value $.01 per share              16,113,481

                             SS&C TECHNOLOGIES, INC.

                                      INDEX


                                                                                Page Number
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets at
             March 31, 2000 and December 31, 1999                                  2

             Consolidated Statements of Operations for
             the three-month periods ended March 31, 2000 and 1999                 3

             Consolidated Statements of Cash Flows for
             the three-month periods ended March 31, 2000 and 1999                 4

             Notes to Consolidated Financial
             Statements                                                            5-6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   7-10

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk                                                                  10


PART II.     OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds                             11

   Item 6.   Exhibits and Reports on Form 8-K                                      11

SIGNATURE                                                                          12

EXHIBIT INDEX                                                                      13


This Quarterly Report on Form 10-Q may contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                                      March 31,     December 31,
                                                                        2000           1999
                                                                     (unaudited)
                                                                     -----------    ------------
ASSETS
Current assets
    Cash and cash equivalents                                         $ 10,383        $ 14,304
    Investments in marketable securities                                42,995          36,034
    Accounts receivable, net of allowance for doubtful accounts         12,453          11,079
    Income taxes receivable                                              2,477           2,722
    Prepaid expenses and other current assets                            2,708           2,360
    Deferred income taxes                                                4,265           4,271
                                                                      --------        --------
Total current assets                                                    75,281          70,770
                                                                      --------        --------
Property and equipment:
    Building and leasehold improvements                                  2,961           2,872
    Equipment, furniture, and fixtures                                  14,643          14,145
                                                                      --------        --------
                                                                        17,604          17,017
    Less accumulated depreciation                                       (7,982)         (7,105)
                                                                      --------        --------
     Net property and equipment                                          9,622           9,912
                                                                      --------        --------

Accounts receivable                                                        282             301
Deferred income taxes                                                    7,211           7,211
Goodwill, net of accumulated amortization                                  190             296
Intangible and other assets, net of accumulated amortization             2,217           1,227
                                                                      --------        --------

Total assets                                                          $ 94,803        $ 89,717
                                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                 $    131        $    131
    Accounts payable                                                     1,346           1,503
    Accrued employee compensation and benefits                             971           1,695
    Other accrued expenses                                               2,186           2,448
    Deferred maintenance and other revenue                              14,375          11,376
                                                                      --------        --------
Total current liabilities                                               19,009          17,153

    Long-term debt                                                          10              11
                                                                      --------        --------
Total liabilities                                                       19,019          17,164
                                                                      --------        --------


Stockholders' equity:
    Common stock                                                           161             161
    Additional paid in capital                                          88,119          88,119
    Accumulated other comprehensive income                               2,759            (461)
    Accumulated deficit                                                (15,255)        (15,266)
                                                                      --------        --------
Total stockholders' equity                                              75,784          72,553
                                                                      --------        --------

Total liabilities and stockholders' equity                            $ 94,803        $ 89,717
                                                                      ========        ========

 See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three months ended
                                                                 March 31,       March 31,
                                                                   2000            1999
                                                                 --------        --------
Revenues:
  Software licenses                                              $  4,138        $  8,006
  Maintenance and other recurring revenue                           7,572           6,683
  Professional services                                             3,410           4,758
                                                                 --------        --------
     Total revenues                                                15,120          19,447
                                                                 --------        --------
Cost of revenues:
  Software licenses                                                   238           1,012
  Maintenance and other recurring revenue                           3,101           2,268
  Professional services                                             2,826           3,322
                                                                 --------        --------
     Total cost of revenues                                         6,165           6,602
                                                                 --------        --------
Gross profit                                                        8,955          12,845
                                                                 --------        --------
Operating expenses:
  Selling and marketing                                             3,543           4,614
  Research and development                                          4,081           4,442
  General and administrative                                        2,621           2,662
                                                                 --------        --------
     Total operating expenses                                      10,245          11,718
                                                                 --------        --------
Operating income (loss)                                            (1,290)          1,127
                                                                 --------        --------

Interest income, net                                                  614             563
Other income, net                                                     693             284
                                                                 --------        --------

Income before income taxes                                             17           1,974
Provision for income taxes                                              6             492
                                                                 ========        ========
Net income                                                       $     11        $  1,482
                                                                 ========        ========

Basic earnings per share                                         $   0.00        $   0.10
                                                                 ========        ========

Basic weighted average number of common shares outstanding         16,044          15,380
                                                                 ========        ========

Diluted earnings per share                                       $   0.00        $   0.09
                                                                 ========        ========

Diluted weighted average number of common and common
equivalent shares outstanding                                      16,113          16,102
                                                                 ========        ========



See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Three months ended
                                                                             March 31,       March 31,
                                                                               2000            1999
                                                                             --------        --------
Cash flow from operating activities:
       Net income                                                            $     11        $  1,482
                                                                             --------        --------
Adjustments to reconcile net income to net cash provided by
operating activities
        Depreciation and amortization                                           1,105           1,481
        Deferred income taxes                                                       6             (91)
        Provision for doubtful accounts                                           317             286
        Changes in operating assets and liabilities, excluding effects from acquisitions:
             Accounts receivable                                               (1,763)         (1,272)
             Prepaid expenses and other current assets                           (348)           (373)
             Income taxes receivable                                              245              --
             Accounts payable                                                    (157)            705
             Accrued expenses                                                    (986)         (1,987)
             Taxes payable                                                         --             439
             Deferred maintenance and other revenues                            2,999           2,055
                                                                             --------        --------
                    Total adjustments                                           1,418           1,243
                                                                             --------        --------
       Net cash provided by operating activities                                1,429           2,725
                                                                             --------        --------

Cash flow from investing activities
       Additions to property and equipment                                       (613)           (781)
       Proceeds from sale of property and equipment                                 7              --
       Proceeds from note receivable (Note 15)                                     --           2,250
       Issuance of convertible note receivable                                 (1,000)             --
       Additions to capitalized software and other intangibles                    (93)            (88)
       Purchases of marketable securities                                      (7,150)         (7,200)
       Sales of marketable securities                                           3,500           6,119
                                                                             --------        --------
       Net cash provided by (used in) investing activities                     (5,349)            300
                                                                             --------        --------

Cash flow from financing activities:
       Repayment of debt                                                           (1)           (183)
       Proceeds from exercise of options                                           --             410
                                                                             --------        --------
       Net cash provided by (used in) financing activities                         (1)            227
                                                                             --------        --------

Net (decrease) increase in cash and cash equivalents                           (3,921)          3,252
Cash and cash equivalents, beginning of period                                 14,304          13,047
                                                                             ========        ========
Cash and cash equivalents, end of period                                     $ 10,383        $ 16,299
                                                                             ========        ========

Supplemental disclosure of non-cash investing activities:

     As more fully described in Note 4, effective March 11, 1999, SS&C Technologies, Inc. purchased all the outstanding stock of HedgeWare, Inc. for 685,683 shares of the Company's common stock.

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1999 which were included in the Company's Form 10-K filed with the Securities and Exchange Commission. The December 31, 1999 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the full year.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase 2.3 million and 0.7 million shares at March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):


                                                            March 31,    March 31,
                                                              2000         1999
                                                             ------       ------
Basic weighted average shares outstanding                    16,044       15,380
Weighted average common stock equivalents -- options             69          722
                                                             ------       ------
Diluted weighted average shares outstanding                  16,113       16,102
                                                             ======       ======


Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

The following table sets forth the components of comprehensive income (in thousands):

                                                           Three months ended
                                                       -------------------------
                                                       March 31,        March 31,
                                                         2000             1999
                                                        -------         --------
Net income                                              $    11         $ 1,482
Foreign currency translation gains (losses)                 (90)            (57)
Unrealized gains  on marketable securities                3,310              --
                                                        -------         -------
Total comprehensive income                              $ 3,231         $ 1,425
                                                        =======         =======

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN44"). FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, however, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


Reclassifications

Certain amounts in the 1999 consolidated financial statements have been reclassified to be comparable with the 2000 presentation. These classifications have had no effect on net income, working capital or net equity.

2. Related Party Transactions:

Aegon USA Realty Advisors, Inc. ("Aegon") is the parent company of QSC Holding Inc. (formerly known as Quantra Corporation), which sold substantially all of its assets to the Company in March 1998. The president of Aegon also retains a seat on the board of directors of the Company. During the first quarter ended March 31, 1999 Aegon purchased a license for certain of the Company's products for $1.68 million. This amount was paid in full during the quarter ended March 31, 1999.


3. Commitments and Contingencies:

On May 7, 1999, the Company announced that it had entered into an agreement for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provided that all claims against the Company, certain of its officers and directors, and underwriters would be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the Company paid to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company recorded a charge for the settlement of approximately $9.3 million, including legal fees, in the quarter ended June 30, 1999.

From time to time, the Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any other litigation that it believes could have a material effect on the Company or its business.


4. Acquisitions:

On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership and tax accounting software and service support to hedge fund managers and traders, for 685,683 shares of Common Stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. In connection with the acquisition, the Company, HedgeWare and the former stockholders of HedgeWare entered into an Escrow Agreement providing, among other things, that 89,139 shares of Common Stock were initially held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. In accordance with the terms of the Escrow Agreement, on April 12, 2000, 61,506 of the 89,139 shares of common stock were released from escrow. Currently, 27,633 shares of common stock are held in escrow pursuant to this Escrow Agreement.

HedgeWare had elected to be treated as a Subchapter S Corporation for income tax purposes and, as such, income taxes are provided from March 11, 1999 for HedgeWare's results of operations. During the quarter ended March 31, 1999, the Company issued stock valued at $3.1 million in satisfaction of certain HedgeWare's stockholder and employee-related accrued expenses that existed as of the effective date of the merger. All periods prior to March 11, 1999 have been restated to reflect HedgeWare, Inc., as a pooling-of-interests acquisition.

On March 31, 1999, the Company acquired all of the outstanding stock of The Brookside Corporation (Brookside). Pursuant to the stock purchase agreement, all of the outstanding shares of common stock of Brookside held by its sole stockholder were exchanged for an aggregate of 27,600 shares of Common Stock of the Company. The consolidated results of operations for the three months ended March 31, 1999 include the results of operations of Brookside from the beginning of the quarter. The consolidated financial statements for prior periods have not been restated since the impact of such restatement would not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2000 and 1999

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by SS&C Direct. Total revenues decreased 22% from $19.4 million in the three months ended March 31, 1999 to $15.1 million in the three months ended March 31, 2000. The decrease of $4.3 million was due to a decrease in software licenses and professional services offset by an increase in maintenance and other recurring revenue.

Software Licenses. Software license revenues decreased 48% from $8.0 million in the three months ended March 31, 1999 to $4.1 million in the three months ended March 31, 2000. The decrease of $3.9 million was due mainly to a $2.2 million decrease in license fees from CAMRA 2000 and AdvisorWare 2000 and a $1.6 million decrease in license fees from LMS 2000.

Maintenance and Other Recurring Revenue. Maintenance and other recurring revenue increased 13% from $6.7 million in the three months ended March 31, 1999 to $7.6 million in the three months ended March 31, 2000. The increase was primarily due to growth in the Company's installed base of clients requiring maintenance services and an increase in outsourcing revenues.

Professional Services. Professional services revenues decreased 28% from $4.8 million in the three months ended March 31, 1999 to $3.4 million in the three months ended March 31, 2000. Demand for the Company's implementation, conversion and training services has decreased primarily due to the decrease in sales of the Company's software license. The professional services revenue will continue to be affected by the overall license revenue levels.

Cost of Revenues

Total cost of revenues decreased by 7% from $6.6 million in the three months ended March 31, 1999 to $6.2 million in the three months ended March 31, 2000. The gross margin decreased from 66% for the three months ended March 31, 1999 to 59% for the three months ended March 31, 2000, primarily due to the lower software license sales.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software and the amortization of completed technology. The cost of software licenses decreased 76% from $1.0 million in the three months ended March 31, 1999 to $238 thousand in the three months ended March 31, 2000. The cost of software license revenues as a percentage of such revenues decreased from 13% in the three months ended March 31, 1999 to 6% in the three months ended March 31, 2000. The decrease in costs was due primarily to the reduction in amortization for completed technology. The completed technology amortization related to the Quantra acquisition was completed in the fourth quarter of 1999.

Cost of Maintenance and Other Recurring Revenue. Cost of maintenance and other recurring revenue primarily consists of technical customer support and development costs associated with product and regulatory updates and the costs of SS&C Direct outsourcing. The cost of maintenance and other recurring revenue increased 37% from $2.3 million in the three months ended March 31, 1999 to $3.1 million in the three months ended March 31, 2000. The increase was primarily due to increased personnel for the infrastructure to support the expanded installed client base and the Company's SS&C Direct outsourcing business. The cost of maintenance and other recurring revenues as a percentage of such revenues increased from 34% in the three months ended March 31, 1999 to 41% in the same period of 2000. This increase was primarily due to the increased infrastructure to support the anticipated growth in the SS&C Direct outsourcing business.

Cost of Professional Services. Cost of professional service revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional service revenues decreased 15% from $3.3 million in the three months ended March 31, 1999 to $2.8 million in the three months ended March 31, 2000. The cost of professional service revenues as a percentage of revenues increased from 70% in the three months ended March 31, 1999 to 83% in the three months ended March 31, 2000. The dollar decrease in the cost of professional services was primarily attributable to lower personnel related costs due to the corresponding decrease in implementation and conversion services. The increase in the cost of professional services as a percentage of professional services revenue was due to lower efficiencies as a result of lower revenues.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. These expenses decreased 23% from $4.6 million in the three months ended March 31, 1999 to $3.5 million in the three months ended March 31, 2000 representing 24% and 23%, respectively, of total revenues for those periods. The dollar decrease was largely attributable to lower personnel related costs due to a reduction of personnel and reduced spending in advertising, promotional and marketing costs.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 8% from $4.4 million in the three months ended March 31, 1999 to $4.1 million in the three months ended March 31, 2000 representing 23% and 27%, respectively, of those revenues for those periods. The dollar decrease was mainly due to lower personnel related costs due to a reduction in research and development employees. The Company believes that due to the sophistication of its products, research and development spending should remain at approximately these levels.

General and Administrative. General and administrative expenses are primarily comprised of personnel costs related to management, accounting, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 2% from $2.7 million in the three months ended March 31, 1999 to $2.6 million in the three months ended March 31, 2000, representing 14% and 17%, respectively, of total revenues for those periods.

Interest and Other Income Net. Interest and other income, net consist primarily of interest income and other non-operational income and expenses. Interest income, net was $614 thousand for the three months ended March 31, 2000 compared to $563 thousand in the same period of 1999. Included in other income, net for the period ended March 31, 2000 was a non-operational gain of $482 thousand resulting from the sale of Caminus common stock.

Provision for Income Taxes. The Company had an effective tax rate of 25% and 35% in the periods ending March 31, 1999 and 2000, respectively. The lower tax rate in the period ended March 31, 1999 was due to the non-taxable income of HedgeWare, which prior to the acquisition on March 11, 1999 had been treated as an S corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at March 31, 2000 were $53.4 million compared with $50.3 million at December 31, 1999. The increase in marketable securities during the three months ended March 31, 2000 includes an unrealized gain of $3.3 million.

Cash provided by operations was $1.4 million for the three months ended March 31, 2000. Cash provided by operating activities was primarily due to earnings plus non-cash expenses and an increase in deferred revenues partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Investing activities used cash of $5.3 million for the three months ended March 31, 2000. Cash used in investing activities was mainly due to additions to property and equipment, a net purchase of marketable securities of $3.7 million and the issuance of a convertible note to WealthMetrics.com, Inc. of $1.0 million.

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

Dependence on the Financial Services Industry. The Company's clients include a range of organizations in the financial services industry. The success of these clients is intrinsically linked to the health of the financial markets. In addition, because of the capital expenditures required in connection with an investment in the Company's products, the Company believes that demand for its products could be disproportionately affected by fluctuations, disruptions, instability, or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel, or reduce any planned expenditures for investment management systems and software products. Any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition, and results of operations.

Business Model Change. The Company is in the process of modifying its business model from one based on license fees derived from licensing proprietary software to a business model based on both licensing its software and transaction fees for the use of SS&C Direct outsourcing services. Due to this change in the business model, the Company's revenues will increasingly depend on its ability to attract customers to SS&C Direct and on the number and volume of uses of the Company's outsourcing services. The number of users and the volume of their activity are largely outside of the Company's control. Thus, the Company's past operating results may not be a meaningful indicator of its future performance.

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA 2000, AdvisorWare 2000, Total Return 2000, LMS 2000, and SKYLINE software and the provision of maintenance and consulting services in support of such software. The Company expects that the licensing of CAMRA 2000, AdvisorWare 2000, Total Return 2000, LMS 2000, SKYLINE, and Antares 2000 software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Dependence on Database Supplier. The relational database design used in many of the Company's software products incorporates PFXplus, a "C"-based database management system licensed to the Company by POWERflex Corporation Proprietary Limited, an Australian vendor ("Powerflex"). If Powerflex were to increase its fees under the license agreement, the Company's results of operations could be materially adversely affected. Moreover, if Powerflex were to terminate the license agreement, the Company would have to seek an alternative relational database for its software products. While the Company believes that it could migrate its products to an alternative database, there can be no assurance that the Company would be able to license in a timely fashion a database with similar features and on terms acceptable to the Company.

Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of trade secret, copyright, and trademark law, nondisclosure agreements and technical measures to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation or independent third-party development of such technology.

Product Defects and Product Liability. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. Errors, bugs, or viruses may result in loss of or delay in market acceptance or loss of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products, which errors could result in a delay in or an inability to achieve market acceptance and thus could have a material adverse effect upon the Company's business, financial condition, and results of operations.

Key Personnel. The Company's success is dependent in part upon its ability to attract, train, and retain highly skilled technical, managerial, and sales personnel. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition, and results of operations. Over the last 12 months, three Senior Vice Presidents terminated their employment with the Company. The Company continues to hire a significant number of additional sales, service, and technical personnel. Competition for the hiring of such personnel in the software industry is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, is difficult. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, there can be no assurance that the Company will be able to do so.

Risks Associated with International Operations. The Company intends to continue to expand its international sales activity as part of its business strategy. To accomplish such continued expansion, the Company must establish additional foreign operations and hire additional personnel requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition, or results of operations. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those foreign markets. A portion of the Company's international sales is denominated in foreign currency. The Company occasionally hedges some of the risk associated with foreign exchange fluctuations; however, significant fluctuations in the value of foreign currencies could have an adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of other risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates, and difficulties in enforcement of third-party contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition, or results of operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company generally places its marketable security investments in high credit quality instruments, such as U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations. The Company does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material.

The Company purchases from time to time forward contracts to attempt to minimize the impact that exchange rate fluctuations have on its international sales transactions. The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through March 31, 2000, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to unforeseen developments in global financial markets. The analytical methods used by the Company to assess and minimize risk discussed above should not be considered projections of future events or losses.

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

From the effective date of the Registration Statement through March 31, 2000, the Company has used the net offering proceeds to the Company as follows:

     Corporate move and equipment purchases                        $ 13,073,000
     Acquisition of other business                                    5,333,000
     Repayment of indebtedness                                        3,496,000
     Working capital                                                  4,586,000
     Marketable securities                                           26,312,000

All of the above listed payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

b. There have been no reports filed on Form 8-K in the quarter ended March 31, 2000.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SS&C TECHNOLOGIES, INC.


       Date: May 15, 2000           By:/s/ Anthony R. Guarascio

                                    Anthony R. Guarascio
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number       Description


27.1                 Financial Data Schedule for the three months ended
                     March 31, 2000.

27.2                 Restated Financial Data schedule for the three months ended
                     March 31, 1999.