Form 10-Q
period 2000-06-30
SS&C TECHNOLOGIES INC
filed 2000-08-14
CIK 1011661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes       X           No


Number of shares outstanding of the issuer's classes of common stock as of July 31, 2000:

               Class                            Number of Shares Outstanding
               -----                            ----------------------------
     Common Stock, par value $.01 per share              15,966,481

                             SS&C TECHNOLOGIES, INC.

                                      INDEX



 PART I          FINANCIAL INFORMATION

                                                                               Page Number
                                                                               -----------
 Item 1          Financial Statements                                               2

                 Consolidated Balance Sheets at June 30, 2000 and
                 December 31, 1999                                                  2

                 Consolidated Statements of Operations for the
                 three-month and six-month periods ended June 30, 2000
                 and 1999                                                           3

                 Consolidated Statements of Cash Flows for the
                 six-month periods ended June 30, 2000 and 1999                     4

                 Notes to Consolidated Financial Statements                        5-7

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              7-11

Item 3           Quantitative and Qualitative Disclosures About Market
                 Risk                                                              11

PART II          OTHER INFORMATION


Item 2           Changes in Securities and Use of Proceeds                         12

Item 4           Submission of Matters to a Vote of Security Holders              12-13

Item 6           Exhibits and Reports on Form 8-K                                  13

                 SIGNATURE                                                         14

                 EXHIBIT INDEX                                                     15

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           June 30,            December 31,
                                                                             2000                  1999
                                                                         (unaudited)
                                                                           --------             --------
ASSETS
Current assets
    Cash and cash equivalents                                              $ 10,377             $ 14,304
    Investments in marketable securities                                     46,981               36,034
    Accounts receivable, net of allowance for doubtful accounts              11,431               11,079
    Income taxes receivable                                                   2,520                2,722
    Prepaid expenses and other current assets                                 2,331                2,360
    Deferred income taxes                                                     4,077                4,271
                                                                           --------             --------
Total current assets                                                         77,717               70,770
                                                                           --------             --------
Property and equipment:
    Building and leasehold improvements                                       2,955                2,872
    Equipment, furniture, and fixtures                                       15,164               14,145
                                                                           --------             --------
                                                                             18,119               17,017
    Less accumulated depreciation                                            (8,824)              (7,105)
                                                                           --------             --------
    Net property and equipment                                                9,295                9,912
                                                                           --------             --------

Accounts receivable                                                             264                  301
Deferred income taxes                                                         7,211                7,211
Goodwill, net of accumulated amortization                                       161                  296
Intangible and other assets, net of accumulated amortization                  2,178                1,227
                                                                           --------             --------

Total assets                                                               $ 96,826             $ 89,717
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $    131             $    131
    Accounts payable                                                          1,741                1,503
    Accrued employee compensation and benefits                                1,554                1,695
    Other accrued expenses                                                    2,047                2,448
    Deferred maintenance and other revenue                                   13,738               11,376
                                                                           --------             --------
Total current liabilities                                                    19,211               17,153

    Long-term debt                                                                8                   11
                                                                           --------             --------
Total liabilities                                                            19,219               17,164
                                                                           --------             --------


Stockholders' equity:
    Common stock                                                                161                  161
    Treasury stock                                                             (220)                --
    Additional paid in capital                                               88,447               88,119
    Accumulated other comprehensive income                                    3,865                 (461)
    Accumulated deficit                                                     (14,646)             (15,266)
                                                                           --------             --------
Total stockholders' equity                                                   77,607               72,553
                                                                           --------             --------

Total liabilities and stockholders' equity                                 $ 96,826             $ 89,717
                                                                           ========             ========

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended                    Six Months Ended
                                                              June 30,          June 30,           June 30,           June 30,
                                                                2000              1999               2000               1999
                                                              --------          --------           --------           --------
Revenues:
   Software licenses                                          $  4,068          $  4,383           $  8,206           $ 12,389
   Maintenance and other recurring revenue                       6,599             6,390             13,171             12,248
   Professional services                                         3,261             5,306              6,671             10,064
   Outsourcing                                                   1,475               542              2,475              1,367
                                                              --------          --------           --------           --------
     Total revenues                                             15,403            16,621             30,523             36,068
                                                              --------          --------           --------           --------
Cost of revenues:
   Software licenses                                               257             1,078                495              2,090
   Maintenance and other recurring revenue                       1,664             1,630              3,305              3,121
   Professional services                                         2,264             3,833              5,090              7,155
   Outsourcing                                                   1,669               908              3,129              1,685
                                                              --------          --------           --------           --------
     Total cost of revenues                                      5,854             7,449             12,019             14,051
                                                              --------          --------           --------           --------
Gross profit                                                     9,549             9,172             18,504             22,017
                                                              --------          --------           --------           --------
Operating expenses:
  Selling and marketing                                          2,920             4,626              6,463              9,240
  Research and development                                       3,729             4,960              7,810              9,402
  General and administrative                                     2,813             3,555              5,434              6,217
  Litigation settlement costs                                     --               9,330               --                9,330
                                                              --------          --------           --------           --------
     Total operating expenses                                    9,462            22,471             19,707             34,189
                                                              --------          --------           --------           --------
Operating income (loss)                                             87           (13,299)            (1,203)           (12,172)
                                                              --------          --------           --------           --------

Interest income, net                                               692               530              1,306              1,094
Other income, net                                                   77                95                770                378
                                                              --------          --------           --------           --------

Income (loss) before income taxes                                  856           (12,674)               873            (10,700)
Provision (benefit) for income taxes                               247              (836)               253               (344)
                                                              --------          --------           --------           --------
Net income (loss)                                             $    609          $(11,838)          $    620           $(10,356)
                                                              ========          ========           ========           ========

Basic earnings (loss) per share                               $   0.04          $  (0.76)          $   0.04           $  (0.67)
                                                              ========          ========           ========           ========

Basic weighted average number of common shares
outstanding                                                     16,103            15,627             16,073             15,503
                                                              ========          ========           ========           ========

Diluted earnings (loss) per share                             $   0.04          $  (0.76)          $   0.04           $  (0.67)
                                                              ========          ========           ========           ========

Diluted weighted average number of common and common
equivalent shares outstanding                                   16,125            15,627             16,110             15,503
                                                              ========          ========           ========           ========

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Six months ended
                                                                                June 30,           June 30,
                                                                                  2000               1999
                                                                                --------           --------
Cash flow from operating activities:
       Net income (loss)                                                        $    620           $(10,356)
                                                                                --------           --------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                              2,137              3,089
        Non-cash expense related to litigation settlement                           --                1,300
        Deferred income taxes                                                        194               (116)
        Provision for doubtful accounts                                              784              1,601
        Changes in operating assets and liabilities, excluding effects from acquisitions:
             Accounts receivable                                                  (1,248)             3,525
             Prepaid expenses and other current assets                                29                174
             Accrued litigation settlement costs                                    --                8,030
             Income taxes receivable                                                 202               --
             Accounts payable                                                        238               (542)
             Accrued expenses                                                       (542)            (2,737)
             Income taxes payable                                                   --               (1,059)
             Deferred maintenance and other revenues                               2,363              1,962
                                                                                --------           --------
                    Total adjustments                                              4,157             15,227
                                                                                --------           --------
       Net cash provided by operating activities                                   4,777              4,871
                                                                                --------           --------

Cash flow from investing activities:
       Additions to property and equipment                                        (1,194)            (2,150)
       Proceeds from sale of property and equipment                                   10               --
       Proceeds from note receivable (Note 15)                                      --                2,250
       Issuance of convertible note receivable                                    (1,000)              --
       Additions to capitalized software and other intangibles                      (152)               (88)
       Purchases of marketable securities                                        (17,906)            (8,700)
       Sales of marketable securities                                             11,433              6,364
                                                                                --------           --------
       Net cash used in investing activities                                      (8,809)            (2,324)
                                                                                --------           --------

Cash flow from financing activities:
       Repayment of debt                                                              (3)              (227)
       Transfer of cash from restricted cash equivalents                            --                1,230
       Issuance of common stock                                                      328                446
       Purchase of common stock for treasury                                        (220)              --
       Proceeds from exercise of options                                            --                  532
                                                                                --------           --------
       Net cash provided by financing activities                                     105              1,981
                                                                                --------           --------

Net (decrease) increase in cash and cash equivalents                              (3,927)             4,528
Cash and cash equivalents, beginning of period                                    14,304             13,047
                                                                                --------           --------
Cash and cash equivalents, end of period                                        $ 10,377           $ 17,575
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

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2000 and the results of its operations for the three months and six-months ended June 30, 2000 and 1999. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1999 which were included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The December 31, 1999 consolidated balance sheet data were derived from audited financial statements, but the December 1999 consolidated balance sheet does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-months and six-months ended June 30, 2000 are not necessarily indicative of the expected results of operations for the full year.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase 3.2 million and 3.0 million shares at June 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the effect of including such options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                                Three months ended              Six months ended
                                                             June 30,        June 30,        June 30,        June 30,
                                                               2000            1999            2000            1999
                                                              ------          ------          ------          ------
Basic weighted average shares outstanding                     16,103          15,627          16,073          15,503
Weighted average common stock equivalents -- options              22            --                37            --
                                                              ------          ------          ------          ------
Diluted weighted average shares outstanding                   16,125          15,627          16,110          15,503
                                                              ======          ======          ======          ======

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

The following table sets forth the components of comprehensive income (in thousands):

                                                         Three months ended                    Six months ended
                                                    ---------------------------           ---------------------------
                                                    June 30,           June 30,           June 30,           June 30,
                                                      2000               1999               2000               1999
                                                    --------           --------           --------           --------
Net income (loss)                                   $    609           $(11,838)          $    620           $(10,356)
Foreign currency translation losses                      (58)              (188)              (148)              (245)
Unrealized gains  on marketable securities             1,164               --                4,474               --
                                                    --------           --------           --------           --------
Total comprehensive income (loss)                   $  1,715           $(12,026)          $  4,946           $(10,601)
                                                    ========           ========           ========           ========

Recent Accounting Pronouncements

In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100. Restructuring and Impairment Charges ("SAB 100"). In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB No. 100 expresses views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. The Company does not expect the provisions of SAB No. 100 to have a material impact on its financial statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not expect the provisions of SAB No. 101 to have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, however, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. In June 2000, SAB 101B was issued by the SEC delaying the implementation date of SAB 101 to the fourth quarter of 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain amounts in the 1999 consolidated financial statements have been reclassified to be comparable with the 2000 presentation. These reclassifications have had no effect on net income, working capital or net equity.


2. Related Party Transactions:

Aegon USA Realty Advisors, Inc. ("Aegon") is the parent company of QSC Holding Inc. (formerly known as Quantra Corporation), which sold substantially all of its assets to the Company in March 1998. David L. Blankenship, the president of Aegon also relinquished his seat on the board of directors of the Company as of May 23, 2000. During the first quarter ended March 31, 1999 Aegon purchased a license for certain of the Company's products for $1.68 million. This amount was paid in full during the quarter ended March 31, 1999.


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

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company is not a party to any other litigation that management believes could have a material effect on the Company or its business.


4. Acquisitions:

On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership and tax accounting software and service support to hedge fund managers and traders, in exchange for 685,683 shares of Common Stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. In connection with the acquisition, the Company, HedgeWare and the former stockholders of HedgeWare entered into an escrow agreement providing, among other things, that 89,139 shares of Common Stock were initially held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. In accordance with the terms of the escrow agreement, on April 12, 2000, 61,506 of the 89,139 shares of common stock were released from escrow. Currently, 27,633 shares of common stock remain in escrow pursuant to the escrow agreement.

HedgeWare had elected to be treated as a Subchapter S Corporation for income tax purposes and, as such, income taxes are provided beginning March 11, 1999 for HedgeWare's results of operations. During the quarter ended March 31, 1999, the Company issued stock valued at $3.1 million in satisfaction of certain HedgeWare's stockholder and employee-related accrued expenses that existed as of the effective date of the acquisition. All periods prior to March 11, 1999 have been restated to reflect the acquisition of HedgeWare, as a pooling-of-interests acquisition.

On March 31, 1999, the Company acquired all of the outstanding stock of The Brookside Corporation (Brookside). Pursuant to the stock purchase agreement, all of the outstanding shares of common stock of Brookside held by its sole stockholder were exchanged for 27,600 shares of Common Stock of the Company. The consolidated results of operations for the three months ended March 31, 1999 include the results of operations of Brookside from the beginning of the quarter. The consolidated financial statements for prior periods have not been restated since the impact of such restatement would not be material.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED June 30, 2000 and 1999

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by SS&C Direct. Revenues for the three-months ended June 30, 2000 were $15.4 million, representing a decrease of 7% from $16.6 million in the second quarter of 1999. The decrease of $1.2 million was attributable to a decrease in professional services and license revenue, which was partially offset by, increases in outsourcing and maintenance revenues. Revenues for the six months ended June 30, 2000 were $30.5 million, a decrease of 15% from $36.1 million in the same period in 1999. The decrease of $5.5 million was attributable to a decrease in license and professional service revenues which was partially offset by increases in outsourcing and maintenance revenues.

Software License Revenues. Software license revenues for the three and six months ended June 30, 2000 were $4.1 million and $8.2 million, respectively, representing decreases of 7% and 34% from the $4.4 million and $12.4 million, respectively, in the comparable periods of the prior year. The decrease in the license revenues for the three months ended June 30, 2000 was primarily the result of lower sales of AdvisorWare 2000 which was partially offset by increases in sales of Antares 2000 and Skyline for Windows. The decrease for the six months ended June 30, 2000 was mainly due to lower revenue for CAMRA 2000, AdvisorWare 2000 and LMS 2000 which was partially offset by increase in sales of Antares 2000 and Skyline for Windows.

Maintenance and Other Recurring Revenues. Maintenance and other recurring revenues for the three and six months ended June 30, 2000 were $6.6 million and $13.2 million, respectively, representing increases of 3% and 8% over the $6.4 million and $12.2 million, respectively, in the comparable periods of the prior year. The increase in both periods was primarily due to growth in the Company's installed base of CAMRA 2000 clients requiring maintenance services.

Professional Services Revenues. Professional services revenues for the three and six months ended June 30, 2000 were $3.3 million and $6.7 million, respectively, representing decreases of 39% and 34% from the $5.3 million and $10.1 million, respectively, in the comparable periods of the prior year. Demand for the Company's implementation, conversion and training services has decreased primarily due to the decrease in sales of the Company's software products which require such services. The professional services revenues will continue to be affected by the overall license revenue levels.

Outsourcing Services Revenues. Outsourcing services revenues for the three and six months ended June 30, 2000 were $1.5 million and $2.5 million, respectively, representing increases of 172% and 81% over the $0.5 million and $1.4 million, respectively, in the comparable periods of the prior year. The increase is due primarily to greater market demand for the company's outsourcing services.


Cost of Revenues

Total cost of revenues for the three and six months ended June 30, 2000 were $5.9 million and $12.0 million, respectively, representing decreases of 21% and 14%, respectively, from the $7.4 million and $14.1 million, respectively, in the comparable periods of the prior year. The gross margin increased to 62% in the three months ended June 30, 2000 from 55% in the comparable period of the prior year. This increase was primarily due to an increase in the license revenue margins. For the six months ended June 30, 2000, the gross margin was 61%, comparable to the prior year period.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software and the amortization of completed technology. The cost of software licenses decreased 76% from $1.1 million in the three-month period ended June 30, 1999 to $0.3 million for the same period in 2000, representing 25% and 6% of license revenues in each of those quarters, respectively. Cost of software licenses in the six-month period ended June 30, 1999 and 2000 were $2.1 million and $0.5 million, respectively and represented 17% and 6% of license revenues in each of those periods, respectively. The decreases in costs, for both the three and six month periods ended June 30, 2000, were due primarily to the reduction in amortization for completed technology. The completed technology amortization, which was related to the Quantra acquisition, was ended in the fourth quarter of 1999.

Cost of Maintenance and Other Recurring Revenues. Cost of maintenance and other recurring revenues consists primarily of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance and other recurring revenue increased from $1.6 million in the three months ended June 30, 1999 to $1.7 million in the three months ended June 30, 2000. The cost of maintenance and other recurring revenues increased from $3.1 million in the six months ended June 30, 1999 to $3.3 million in the six months ended June 30, 2000. The cost of maintenance and other recurring revenues remained relatively constant as a percentage of such revenues for the three and six-month periods ended June 30, 2000 and 1999.

Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional service revenues decreased 41% from $3.8 million in the three months ended June 30, 1999 to $2.3 million for the same period in 2000, representing 72% and 69% of professional service revenues in each of those quarters, respectively. Cost of professional services revenue in the six-month period ended June 30, 1999 and 2000 were $7.2 million and $5.1 million respectively, and represented 71% and 76% of professional services revenues in each of those periods, respectively. The dollar decrease in the cost of professional services was primarily attributable to lower personnel related and travel costs due to the corresponding decrease in implementation and conversion services.

Cost of Outsourcing Services. Cost of outsourcing services revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues increased 84% from $0.9 million in the three months ended June 30, 1999 to $1.7 million for the same period in 2000, representing 168% and 113% of outsourcing revenues in each of those quarters, respectively. Cost of outsourcing in the six-month period ended June 30,1999 and 2000 was $1.7 million and $3.1 million, respectively, representing 123% and 126% of outsourcing revenues in each of those periods, respectively. The dollar increase in the cost of outsourcing services is due to the expansion of the Company's outsourcing resources, including personnel and infrastructure costs. The Company expects that the outsourcing costs as a percentage of the outsourcing revenue will continue to be high as the company invests substantial resources in this area.


Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses decreased 37% from $4.6 million in the three months ended June 30, 1999 to $2.9 million in the three months ended June 30, 2000, representing 28% and 19%, respectively, of total revenues for those periods. These expenses decreased 30% from $9.2 million in the six months ended June 30, 1999 to $6.5 million in the same period in 2000, representing 26% and 21%, respectively, of total revenue for those periods. The quarter and year-to-date dollar decrease are largely attributable to lower personnel related costs due to a reduction of personnel and reduced spending in advertising, promotional and marketing costs.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 25% from $5.0 million in the three months ended June 30, 1999 to $3.7 million in the three months ended June 30, 2000, representing 30% and 24%, respectively, of those revenues for those periods. These expenses decreased 17% from $9.4 million in the six months ended June 30, 1999 to $7.8 million in the same period in 2000, representing 26% and 26%, respectively, of total revenue for those periods. The quarter and year-to-date dollar decrease was mainly due to lower personnel related costs due to a reduction in research and development employees. The Company believes that due to the sophistication of its products, research and development spending should remain at approximately these levels as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs related to management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 21% from $3.6 million in the three months ended June 30, 1999 to $2.8 million in the three months ended June 30, 2000, representing 21% and 18%, respectively, of total revenues for those periods. These expenses decreased 13% from $6.2 million in the six months ended June 30, 1999 to $5.4 million in the same period in 2000, representing 17% and 18%, respectively, of total revenues for those periods. The quarter and year-to-date dollar decreases are due mainly to lower bad debt expenses which are partially offset by higher professional services costs.

Litigation Settlement Costs. In the three-month period ended June 30, 1999, the Company recorded a $9.3 million charge for the settlement of a consolidated securities class action lawsuit.

Interest and Other Income Net. Interest and other income, net consist primarily of interest income and other non-operational income and expenses. Interest income, net increased 31% from $530,000 in the three months ended June 30, 1999 to $692,000 in the same period in 2000. Interest, net increase 19% from $1.1 million in the six months ended June 30, 1999 to $1.3 million in the same period in 2000. The dollar increase was due to the Company purchasing taxable investments, which have a higher expected yield. Included in other income, net for the six months ended June 30, 2000 was a non-operational gain of $482,000 resulting from the sale of Caminus common stock in the first quarter of 2000.

Provision for Income Taxes. The Company had an effective tax rate of 29% in the six-month period ending June 30, 2000. Excluding the one-time litigation expense, the effective tax rate was 25% in the six-month period ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at June 30, 2000 were $57.4 million compared with $50.3 million at December 31, 1999. The increase in marketable securities during the six months ended June 30, 2000 includes an unrealized gain of $4.5 million.

Cash provided by operations was $4.8 million for the six months ended June 30, 2000. Cash provided by operating activities was primarily due to earnings, depreciation and amortization and an increase in deferred revenues partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Investing activities used cash of $8.8 million for the six months ended June 30, 2000. Cash used in investing activities was primarily due to additions to property and equipment of $1.2 million, a net purchase of marketable securities of $6.5 million and a loan of $1.0 million to WealthMetrics.com, Inc.

Financing activities provided cash of $105 thousand for the six months ended June 30, 2000. Cash provided in financing activities was primarily due to the issuance of Common Stock under the Company's Employee Stock Purchase Plan which was partially offset by the purchase of 47,000 of the Company's common stock for treasury.

The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Fluctuations in Quarterly Performance. Historically, the Company's revenues and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's individual license transactions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, consulting, and other recurring revenues and professional services; changes in the Company's operating expenses; personnel changes; and fluctuations in economic and financial market conditions. The timing, size, and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

Dependence on the Financial Services Industry. The Company's clients include a range of organizations in the financial services industry. The success of these clients is intrinsically linked to the health of the financial markets. In addition, because of the capital expenditures required in connection with an investment in the Company's products, the Company believes that for its products could be disproportionately affected by fluctuations, disruptions, instability, or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel, or reduce any planned expenditures for investment management systems and software products. Any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Competition. The market for financial service software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. Although the Company believes that none of its competitors currently competes against the Company in all of the markets served by the Company, there can be no assurance that such competitors will not compete against the Company in the future in additional markets. In addition, many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, generate higher revenues and greater name recognition than the Company.

Rapid Technological Change. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing client requirements. The process of developing software products such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms and technologies. There can be no assurance that the Company will successfully complete the development of new products in a timely fashion or that the Company's current or future products will satisfy the needs of the financial markets.

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

Product Defects and Product Liability. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance of the Company's software products or loss of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products, which errors could result in a delay in or an inability to achieve market acceptance and thus could have a material adverse effect upon the Company's business, financial condition, and results of operations.

Key Personnel. The Company's success is dependent in part upon its ability to attract, train and retain highly skilled technical, managerial, and sales personnel. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Over the last 12 months, three senior vice presidents terminated their employment with the Company. The Company continues to hire a significant number of additional sales, service and technical personnel. Competition for the hiring of such personnel in the software industry is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, is difficult. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, there can be no assurance that the Company will be able to do so.

Risks Associated with International Operations. The Company intends to continue to expand its international sales activity as part of its business strategy. To accomplish such continued expansion, the Company must establish additional foreign operations and hire additional personnel requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition, or results of operations. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those foreign markets. A portion of the Company's international sales is denominated in foreign currency. The Company occasionally hedges some of the risk associated with foreign exchange fluctuations; however, significant fluctuations in the value of foreign currencies could have a material adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of other risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of third-party contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

From time to time, the Company purchases forward contracts to attempt to minimize the impact that exchange rate fluctuations have on its international sales transactions. The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through June 30, 2000, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

d. The following information relates to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, is May 30, 1996.

From the effective date of the Registration Statement through June 30, 2000, the Company has used the net offering proceeds to the Company as follows:

         Corporate move and equipment             $ 13,654,000
         purchases
         Acquisition of other business               5,333,000
         Repayment of indebtedness                   3,498,000
         Working capital                             3,534,000
         Marketable securities                      26,781,000

All of the above listed payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2000 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 23, 2000, the following matters were acted upon by the stockholders of the Company:

1. The election of Jonathan M. Schofield and William W. Wyman as Class I directors for the ensuing three years and the election of Patrick J. McDonnell as a Class III director for the remaining two years of the term for Class III directors;

2. The approval of the amendment to the Company's 1998 Stock Incentive Plan, as amended, to increase the number of shares of Common Stock authorized for issuance thereunder from 1,500,000 to 2,000,000 shares;

3. The approval of the amendment to the Company's 1996 Employee Stock Purchase Plan, as amended, to increase the number of shares of Common Stock authorized for issuance thereunder from 400,000 to 600,000 shares;

4. The approval of the amendment to the Company's 1996 Director Stock Option Plan, as amended, to increase (i) the number of shares of Common Stock authorized for issuance thereunder from 150,000 to 300,000 shares and (ii) the number of shares of Common Stock issuable upon the exercise of options granted to each non-employee director upon initial election to the Board of Directors and at each annual meeting of stockholders from 5,000 to 10,000 shares; and

5. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the current fiscal year.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 15,424,691. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Joseph H. Fisher, Stephen P. Reynolds, David W. Clark, Jr. and William C. Stone. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                                               Votes         Votes                          Broker
     Matter                                                  Votes For        Withheld      Against          Abstentions   Non-Votes
     ------                                                  ---------        --------      -------          -----------   ---------
     Election of Directors:
         James M. Schofield (Class I)                       14,721,259        703,432             N/A             N/A            N/A
         William W. Wyman (Class I)                         14,439,693        984,998             N/A             N/A            N/A
         Patrick J. MCDonnell (Class III)                   14,741,259        683,432             N/A             N/A            N/A

     Approval of Amendment to 1998 Stock Incentive Plan      9,178,161            N/A       1,512,659           3,583      4,730,288
     Approval of Amendment to 1996 Employee Stock Purchase  10,154,848            N/A         535,723           3,832      4,730,288
     Plan
     Approval of Amendment to 1996 Director Stock Option     9,304,734            N/A       1,385,644           4,025      4,730,288
     Plan
     Ratification of PricewaterhouseCoopers LLP             14,933,700            N/A         487,165           3,826            N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

     b. On May 31, 2000, the Company filed a Current Report on Form 8-K, dated May 23, 2000, to report under item 5 (other events) that the Company had been authorized to repurchase shares of the Common Stock of the Company with an aggregate value of up to $20,000,000. No Financial Statements were required to be filed with such report.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SS&C TECHNOLOGIES, INC.


Date: August 14, 2000           By:/s/ Anthony R. Guarascio

                                Anthony R. Guarascio
                                Senior Vice President and Chief
                                Financial Officer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------
     10.1         1998 Stock Incentive Plan, as amended (Filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A
                  for the Registrant's Annual Meeting of Stockholders held May
                  23, 2000 (File No. 000-28430), and incorporated herein by
                  reference.)

     10.2 1996 Employee Purchase Plan, as amended (Filed as Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A for the Registrant's Annual Meeting of Stockholders held May
                  23, 2000 (File No. 000-28430), and incorporated herein by reference.)

     10.3         1996 Director Stock Option Plan, as amended (Filed as Appendix
                  D to the Registrant's Definitive Proxy Statement on Schedule
                  14A for the Registrant's Annual Meeting of Stockholders held
                  May 23, 2000 (File No. 000-28430), and incorporated herein by reference.)

     27.1         Financial Data Schedule for the six months ended June 30,
                  2000.

     27.2         Restated Financial Data schedule for the six months ended June
                  30, 1999.