Form 10-Q
period 2000-09-30
SS&C TECHNOLOGIES INC
filed 2000-11-13
CIK 1011661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Yes  X               No
              -


     Number of shares outstanding of the issuer's classes of common stock as of October 31, 2000:


         Class                                                        Number of Shares Outstanding
         -----                                                        ----------------------------
         Common Stock, par value $.01 per share                                         15,763,084

                             SS&C TECHNOLOGIES, INC.

                                      INDEX



PART I          FINANCIAL INFORMATION
                                                                              Page Number
                                                                              -----------
Item 1          Financial Statements

                Consolidated Balance Sheets at September 30, 2000 and
                December 31, 1999                                                  2

                Consolidated Statements of Operations for the
                three-month and nine-month periods ended September 30,
                2000 and 1999                                                      3

                Consolidated Statements of Cash Flows for the
                nine-month periods ended September 30, 2000 and 1999               4

                Notes to Consolidated Financial Statements                        5-7

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               7-11

Item 3          Quantitative and Qualitative Disclosures About Market
                Risk                                                             11-12

PART II         OTHER INFORMATION

Item 2          Changes in Securities and Use of Proceeds                         13

Item 6          Exhibits and Reports on Form 8-K                                  13

                SIGNATURE                                                         14

                EXHIBIT INDEX                                                     15



This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company undertakes no obligation to update any forward-looking statements after the date of this report.

                          PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       September 30,      December 31,
                                                                           2000               1999
                                                                        (unaudited)
                                                                       -------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $  9,057           $ 14,304
    Investments in marketable securities                                   51,677             36,034
    Accounts receivable, net                                               10,861             11,079
    Income taxes receivable                                                   167              2,722
    Prepaid expenses and other current assets                               2,255              2,360
    Deferred income taxes                                                   3,314              4,271
                                                                         --------           --------
Total current assets                                                       77,331             70,770
                                                                         --------           --------
Property and equipment:
    Building and leasehold improvements                                     2,978              2,872
    Equipment, furniture, and fixtures                                     15,331             14,145
                                                                         --------           --------
                                                                           18,309             17,017
    Less accumulated depreciation                                          (9,650)            (7,105)
                                                                         --------           --------
    Net property and equipment                                              8,659              9,912
                                                                         --------           --------

Accounts receivable                                                           229                301
Deferred income taxes                                                       7,613              7,211
Goodwill, net                                                                 145                296
Intangible and other assets, net                                            2,142              1,227
                                                                         --------           --------

Total assets                                                             $ 96,119           $ 89,717
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                    $    131           $    131
    Accounts payable                                                        1,595              1,503
    Accrued employee compensation and benefits                              1,514              1,695
    Other accrued expenses                                                  1,399              2,448
    Deferred maintenance and other revenue                                 11,406             11,376
                                                                         --------           --------
Total current liabilities                                                  16,045             17,153

    Long-term debt                                                              7                 11
                                                                         --------           --------
Total liabilities                                                          16,052             17,164
                                                                         --------           --------


Stockholders' equity:
    Common stock                                                              161                161
    Treasury stock                                                         (2,253)                --
    Additional paid in capital                                             88,569             88,119
    Accumulated other comprehensive income                                  7,602               (461)
    Accumulated deficit                                                   (14,012)           (15,266)
                                                                         --------           --------
Total stockholders' equity                                                 80,067             72,553
                                                                         --------           --------

Total liabilities and stockholders' equity                               $ 96,119           $ 89,717
                                                                         ========           ========

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                September 30,    September 30,     September 30,     September 30,
                                                    2000            1999              2000              1999
                                                    ----            ----              ----              ----
Revenues:
   Software licenses                            $     4,507      $     3,029       $    12,713       $    15,418
   Maintenance and other recurring revenue            6,373            6,731            19,544            18,979
   Professional services                              2,740            4,967             9,411            15,031
   Outsourcing                                        1,692              501             4,167             1,868
                                                -----------      -----------       -----------       -----------
     Total revenues                                  15,312           15,228            45,835            51,296
                                                -----------      -----------       -----------       -----------
Cost of revenues:
   Software licenses                                    227            1,121               722             3,211
   Maintenance and other recurring revenue            1,573            1,315             4,878             4,436
   Professional services                              1,915            3,617             7,005            10,772
   Outsourcing                                        1,721              918             4,850             2,603
                                                -----------      -----------       -----------       -----------
     Total cost of revenues                           5,436            6,971            17,455            21,022
                                                -----------      -----------       -----------       -----------
Gross profit                                          9,876            8,257            28,380            30,274
                                                -----------      -----------       -----------       -----------
Operating expenses:
  Selling and marketing                               2,814            4,261             9,277            13,501
  Research and development                            3,380            4,837            11,190            14,239
  General and administrative                          3,593            4,107             9,027            10,324
  Litigation settlement costs                            --               --                --             9,330
                                                -----------      -----------       -----------       -----------
     Total operating expenses                         9,787           13,205            29,494            47,394
                                                -----------      -----------       -----------       -----------
Operating income (loss)                                  89           (4,948)           (1,114)          (17,120)
                                                -----------      -----------       -----------       -----------

Interest income, net                                    815              660             2,121             1,754
Other income, net                                        41              (49)              811               329
                                                -----------      -----------       -----------       -----------

Income (loss) before income taxes                       945           (4,337)            1,818           (15,037)
Provision (benefit) for income taxes                    311           (2,224)              564            (2,568)
                                                -----------      -----------       -----------       -----------
Net income (loss)                               $       634      $    (2,113)      $     1,254       $   (12,469)
                                                ===========      ===========       ===========       ===========

Basic earnings (loss) per share                 $      0.04      $     (0.14)      $      0.08       $     (0.80)
                                                ===========      ===========       ===========       ===========

Basic weighted average number of common
shares outstanding                                   15,867           15,643            16,005            15,550
                                                ===========      ===========       ===========       ===========

Diluted earnings (loss) per share               $      0.04      $     (0.14)      $      0.08       $     (0.80)
                                                ===========      ===========       ===========       ===========

Diluted weighted average number of common
and common equivalent shares outstanding             15,922           15,643            16,047            15,550
                                                ===========      ===========       ===========       ===========


See accompanying notes to Consolidated Financial Statements.

\
                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                        September 30,     September 30,
                                                                            2000              1999
                                                                            ----              ----
Cash flow from operating activities:
       Net income (loss)                                                $     1,254       $   (12,469)
                                                                        -----------       -----------
Adjustments to reconcile net income (loss) to net cash provided by operating Activities:
       Depreciation and amortization                                          3,099             4,952
       Non-cash expense related to litigation settlement                         --             1,300
       Deferred income taxes                                                    555               138
       Provision for doubtful accounts                                        1,442             3,146
       Changes in operating assets and liabilities
             Accounts receivable                                             (1,468)            4,206
             Prepaid expenses and other current assets                          105               478
             Accrued litigation settlement costs                                 --                30
             Income taxes receivable                                          2,555                --
             Accounts payable                                                    92            (1,381)
             Accrued expenses                                                (1,229)           (2,532)
             Income taxes payable                                                --            (4,039)
             Deferred maintenance and other revenues                             30              (450)
                                                                        -----------       -----------
                    Total adjustments                                         5,181             5,848
                                                                        -----------       -----------
       Net cash provided by (used in) operating activities                    6,435            (6,621)
                                                                        -----------       -----------

Cash flow from investing activities:
       Additions to property and equipment                                   (1,452)           (4,539)
       Proceeds from sale of property and equipment                              10                --
       Proceeds from note receivable                                             --             2,250
       Issuance of convertible note receivable                               (1,000)               --
       Additions to capitalized software and other intangibles                 (168)              (82)
       Purchases of marketable securities                                   (39,808)          (17,174)
       Sales of marketable securities                                        32,544            19,537
                                                                        -----------       -----------
                                                                        -----------       -----------
       Net cash used in investing activities                                 (9,874)               (8)
                                                                        -----------       -----------

Cash flow from financing activities:
       Repayment of debt                                                         (4)             (228)
       Transfer of cash from restricted cash equivalents                         --             1,230
       Issuance of common stock                                                 278               896
       Purchase of common stock for treasury                                 (2,253)               --
       Proceeds from exercise of options                                        171               683
                                                                        -----------       -----------
       Net cash provided by (used in) financing activities                   (1,808)            2,581
                                                                        -----------       -----------

Net decrease in cash and cash equivalents                                    (5,247)           (4,048)
Cash and cash equivalents, beginning of period                               14,304            13,047
                                                                        -----------       -----------
Cash and cash equivalents, end of period                                $     9,057       $     8,999
                                                                        ===========       ===========

Supplemental disclosure of non-cash investing activities:

      As more fully described in Note 4, effective March 11, 1999, the Company acquired all the outstanding stock of HedgeWare, Inc. for 685,683 shares of the Company's common stock.

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2000 and the results of its operations for the three-months and nine-months ended September 30, 2000 and 1999. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 1999 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 30, 2000. The December 31, 1999 consolidated balance sheet data were derived from audited financial statements, but the December 1999 consolidated balance sheet does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-months and nine-months ended September 30, 2000 are not necessarily indicative of the expected results of operations for the full year.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase 2.9 million and 2.8 million shares of common stock at September 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the effect of including such options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):


                                             Three Months Ended                      Nine Months Ended
                                             ------------------                      -----------------
                                      September 30,       September 30,       September 30,       September 30,
                                          2000                1999                2000                1999
                                          ----                ----                ----                ----
Basic weighted average shares
outstanding                                  15,867              15,643              16,005              15,550
Weighted average common stock
equivalents -- options                           55                  --                  42                  --
                                     --------------      --------------      --------------      --------------
Diluted weighted average shares
outstanding                                  15,922              15,643              16,047              15,550
                                     ==============      ==============      ==============      ==============


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

       The following table sets forth the components of comprehensive income (in thousands):

                                                Three Months Ended                         Nine Months Ended
                                                ------------------                         -----------------
                                        September 30,        September 30,        September 30,        September 30,
                                            2000                 1999                 2000                  1999
                                            ----                 ----                 ----                  ----
Net income (loss)                      $          634       $       (2,113)      $        1,254       $      (12,469)
Foreign currency translation
(losses) gains                                   (167)                 115                 (315)                (130)
Unrealized gains  on marketable
securities                                      3,904                   --                8,379                   --
                                       --------------       --------------       --------------       --------------
Total comprehensive income (loss)      $        4,371       $       (1,998)      $        9,318       $      (12,599)
                                       ==============       ==============       ==============       ==============

Recent Accounting Pronouncements

In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges" ("SAB 100"). In December 1999, the SEC issued SAB No. 101", "Revenue Recognition in Financial Statements" ("SAB 101"). SAB No. 100 expresses views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. The Company does not expect the provisions of SAB No. 100 to have a material impact on its financial statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not expect the provisions of SAB No. 101 to have a material impact on its financial statements.

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


2. Related Party Transactions:

Aegon USA Realty Advisors, Inc. ("Aegon") is the parent company of QSC Holding Inc. (formerly known as Quantra Corporation), which sold substantially all of its assets to the Company in March 1998. David L. Blankenship, the president of Aegon, relinquished his seat on the board of directors of the Company as of May 23, 2000. During the quarter ended March 31, 1999, Aegon purchased a license for certain of the Company's products for $1.68 million. This amount was paid in full during the quarter ended March 31, 1999.


3. Commitments and Contingencies:

On May 7, 1999, the Company announced that it had entered into an agreement for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provided that all claims against the Company, certain of its officers and directors, and underwriters would be dismissed. Under the settlement, the Company paid to the class $7.5 million in cash, together with shares of common stock of the Company valued at $1.3 million, in exchange for the dismissal and release of all claims. The Company recorded a charge for the settlement of approximately $9.3 million, including legal fees, in the quarter ended June 30, 1999.

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company is not a party to any other litigation that management believes could have a material effect on the Company or its business.

4. Acquisitions:

On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership and tax accounting software and service support to hedge fund managers and traders, in exchange for 685,683 shares of common stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. In connection with the acquisition, the Company, HedgeWare and the former stockholders of HedgeWare entered into an escrow agreement providing, among other things, that 89,139 shares of common stock of the Company were initially held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. In accordance with the terms of the escrow agreement, on April 12, 2000, 61,506 of the 89,139 shares of common stock were released from escrow. Currently, 27,633 shares of common stock remain in escrow pursuant to the escrow agreement.

HedgeWare had elected to be treated as a Subchapter S Corporation for income tax purposes and, as such, income taxes are provided beginning March 11, 1999 for HedgeWare's results of operations. During the quarter ended March 31, 1999, the Company issued stock valued at $3.1 million in satisfaction of certain HedgeWare stockholder and employee-related accrued expenses that existed as of the effective date of the acquisition. All periods prior to March 11, 1999 have been restated to reflect the acquisition of HedgeWare as a pooling-of-interests acquisition.

On March 31, 1999, the Company acquired all of the outstanding stock of The Brookside Corporation ("Brookside"). Pursuant to the stock purchase agreement, all of the outstanding shares of common stock of Brookside held by its sole stockholder were exchanged for 27,600 shares of common stock of the Company. The consolidated results of operations for the three months ended March 31, 1999 include the results of operations of Brookside from the beginning of the quarter. The consolidated financial statements for prior periods have not been restated since the impact of such restatement would not be material.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED September 30, 2000 and 1999

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by SS&C Direct. Revenues for the three-months ended September 30, 2000 were $15.3 million, representing an increase of 1% from $15.2 million in the third quarter of 1999. The increase of $0.1 million was attributable to an increase of $2.7 million in software license and outsourcing revenues, which was offset by a decrease of $2.6 million in maintenance and professional services revenue. Revenues for the nine months ended September 30, 2000 were $45.8 million, a decrease of 11% from $51.3 million in the same period in 1999. The decrease of $5.5 million was attributable to a decrease in license and professional service revenues which was partially offset by increases in outsourcing and maintenance revenues.

Software License Revenues. Software license revenues for the three and nine months ended September 30, 2000 were $4.5 million and $12.7 million, respectively, representing an increase of 49% and a decrease of 18% from the $3.0 million and $15.4 million, respectively, in the comparable periods of the prior year. The increase in the license revenues for the three months ended September 30, 2000 was primarily the result of higher sales of CAMRA 2000, Antares 2000, Skyline for Windows and Mabel. The decrease for the nine months ended September 30, 2000 was mainly due to lower revenue for CAMRA 2000, Advisorware 2000 and LMS 2000 which was partially offset by increases in sales of Antares 2000 and Skyline for Windows.

Maintenance and Other Recurring Revenues. Maintenance and other recurring revenues for the three and nine months ended September 30, 2000 were $6.4 million and $19.5 million, respectively, representing a decrease of 5% and an increase of 3% over the $6.7 million and $19.0 million, respectively, in the comparable periods of the prior year. The decrease in the three months ended September 30, 2000 was primarily due to lower maintenance renewal rates for Skyline for Windows. The increase in the nine months ended September 30, 2000 was primarily due to growth in the Company's installed base of CAMRA 2000 clients requiring maintenance services.

Professional Services Revenues. Professional services revenues for the three and nine months ended September 30, 2000 were $2.7 million and $9.4 million, respectively, representing decreases of 45% and 37% from the $5.0 million and $15.0 million, respectively, in the comparable periods of the prior year. Demand for the Company's implementation, conversion and training services has decreased primarily due to the decrease in sales of the Company's software products which require such services. The professional services revenues will continue to be affected by the overall license revenue levels.

Outsourcing Services Revenues. Outsourcing services revenues for the three and nine months ended September 30, 2000 were $1.7 million and $4.2 million, respectively, representing increases of 238% and 123% over the $0.5 million and $1.9 million, respectively, in the comparable periods of the prior year. The increase was due primarily to greater market demand for the Company's outsourcing services.


Cost of Revenues

Total cost of revenues for the three and nine months ended September 30, 2000 were $5.4 million and $17.5 million, respectively, representing decreases of 22% and 17%, respectively, from the $7.0 million and $21.0 million, respectively, in the comparable periods of the prior year. The gross margin increased to 65% in the three months ended September 30, 2000 from 54% in the comparable period of the prior year. This increase was primarily due to an increase in the license revenue margins as a result of higher license revenue and lower costs. For the nine months ended September 30, 2000, the gross margin was 62%, an improvement over the 59% in the comparable period of the prior year.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software and the amortization of completed technology. The cost of software licenses decreased 80% from $1.1 million in the three months ended September 30, 1999 to $0.2 million for the same period in 2000, representing 37% and 5% of license revenues in each of those quarters, respectively. Cost of software licenses in the nine months ended September 30, 1999 and 2000 were $3.2 million and $0.7 million, respectively, and represented 21% and 6% of license revenues in each of those periods, respectively. The decreases in costs, for both the three and nine month periods ended September 30, 2000, were due primarily to the reduction in amortization for completed technology. The amortization for completed technology, which was related to the Quantra acquisition, ended in the fourth quarter of 1999.

Cost of Maintenance and Other Recurring Revenues. Cost of maintenance and other recurring revenues consists primarily of technical customer support and development costs associated with product and regulatory updates. The cost of maintenance and other recurring revenue increased 20% from $1.3 million in the three months ended September 30, 1999 to $1.6 million in the three months ended September 30, 2000, representing 20% and 25% of maintenance and other recurring revenues in each of those quarters, respectively. The cost of maintenance and other recurring revenues increased 10% from $4.4 million in the nine months ended September 30, 1999 to $4.9 million in the nine months ended September 30, 2000, representing 23% and 25% of such revenues in each of those periods, respectively. The increase in costs for both the three and nine month periods are due to higher personnel and infrastructure costs.

Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional service revenues decreased 47% from $3.6 million in the three months ended September 30, 1999 to $1.9 million in the three months ended September 30, 2000, representing 73% and 70% of professional service revenues in each of those quarters, respectively. Cost of professional services revenue in the nine months ended September 30, 1999 and 2000 were $10.8 million and $7.0 million, respectively, and represented 72% and 74% of professional services revenues in each of those periods, respectively. The dollar decrease in the cost of professional services was primarily attributable to lower personnel related and travel costs due to the corresponding decrease in implementation and conversion services.

Cost of Outsourcing Services. Cost of outsourcing services revenues consists primarily of the cost related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues increased 87% from $0.9 million in the three months ended September 30, 1999 to $1.7 million for the same period in 2000, representing 183% and 102% of outsourcing revenues in each of those quarters, respectively. Cost of outsourcing in the nine months ended September 30,1999 and 2000 was $2.6 million and $4.9 million, respectively, representing 139% and 116% of outsourcing revenues in each of those periods, respectively. The dollar increase in the cost of outsourcing services is due to the expansion of the Company's outsourcing resources, including personnel and infrastructure costs. The Company expects that the outsourcing costs as a percentage of the outsourcing revenue will continue to be high as the company invests substantial resources in this area.


Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses decreased 34% from $4.3 million in the three months ended September 30, 1999 to $2.8 million in the three months ended September 30, 2000, representing 28% and 18%, respectively, of total revenues for those periods. These expenses decreased 31% from $13.5 million in the nine months ended September 30, 1999 to $9.3 million in the same period in 2000, representing 26% and 20%, respectively, of total revenue for those quarters. The three month dollar decrease is largely attributable to lower personnel related costs due to a reduction in personnel. The nine month dollar decrease is lower personnel related costs and reduced spending in advertising, promotional and marketing costs.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 30% from $4.8 million in the three months ended September 30, 1999 to $3.4 million in the three months ended September 30, 2000, representing 32% and 22%, respectively, of total revenues for those quarters. These expenses decreased 21% from $14.2 million in the nine months ended September 30, 1999 to $11.2 million in the same period in 2000, representing 28% and 24%, respectively, of total revenue for those periods. The three month and nine month dollar decrease were mainly due to lower personnel related costs due to a reduction in research and development employees. The Company believes that due to the sophistication of its products, research and development spending should remain at approximately these levels as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs related to management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 13% from $4.1 million in the three months ended September 30, 1999 to $3.6 million in the three months ended September 30, 2000, representing 27% and 23%, respectively, of total revenues for those quarters. These expenses decreased 13% from $10.3 million in the nine months ended September 30, 1999 to $9.0 million in the same period in 2000, representing 20% of total revenues for both periods. The three month dollar decrease was due mainly to lower bad debt expense and lower personnel related costs offset by a one time performance payment of $750,000 associated with the 1998 acquisition of Savid International. The payment was based on certain revenue attainment goals. The nine month dollar decrease was due mainly to lower bad debt expenses partially offset by the Savid International performance payment.

Litigation Settlement Costs. In the nine-month period ended September 30, 1999, the Company recorded a $9.3 million charge for the settlement of a consolidated securities class action lawsuit.

Interest and Other Income Net. Interest and other income, net consist primarily of interest income and other non-operational income and expenses. Interest income, net increased 23% from $660,000 in the three months ended September 30, 1999 to $815,000 in the same period in 2000. Interest, net increased 21% from $1.8 million in the nine months ended September 30, 1999 to $2.1 million in the same period in 2000. The dollar increase was due to the Company purchasing taxable investments, which have a higher expected yield. Included in other income, net for the nine months ended September 30, 2000 was a non-operational gain of $482,000 resulting from the sale of Caminus common stock in the first quarter of 2000.

Provision for Income Taxes. The Company had an effective tax rate of 31% in the nine-month period ending September 30, 2000. Excluding the one-time litigation expense, the effective tax rate was 45% in the nine-month period ended September 30, 1999. The change in the effective tax rate was primarily due to tax credits and the effect of non-taxable interest income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at September 30, 2000 were $60.7 million compared with $50.3 million at December 31, 1999. The increase in marketable securities during the nine months ended September 30, 2000 includes an unrealized gain of $8.4 million. Included in marketable securities is an equity investment that is subject to considerable market risk due to its volatility.

Cash provided by operations was $6.4 million for the nine months ended September 30, 2000. Cash provided by operating activities was primarily due to earnings, non-cash items and the receipt of an income tax receivable partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Investing activities used cash of $9.9 million for the nine months ended September 30, 2000. Cash used in investing activities was primarily due to additions to property and equipment of $1.5 million, a net purchase of marketable securities of $7.3 million and a loan of $1.0 million to WealthMetrics.com, Inc.

Financing activities used cash of $1.8 million for the nine months ended September 30, 2000. Cash used in financing activities was primarily due to the purchase of 432,000 shares of the Company's common stock for treasury, which was partially offset by the issuance of common stock under the Company's Employee Stock Purchase Plan.

The Company believes that its current cash balances, marketable securities and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.


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

Business Model Change. The Company is in the process of modifying its business model from one based on license fees derived from licensing proprietary software to one based on both licensing its software and transaction fees for the use of SS&C Direct outsourcing services. Due to this change in the business model, the Company's revenues will increasingly depend on its ability to attract customers to SS&C Direct and on its ability to grow the number and volume of users of the Company's outsourcing services. The number of users and the volume of their activity are largely outside of the Company's control. Thus, the Company's past operating results may not be a meaningful indicator of its future performance.

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of CAMRA 2000, AdvisorWare 2000, Total Return 2000, LMS 2000, and SKYLINE software and the provision of maintenance and consulting services in support of such software. The Company expects that the licensing of CAMRA 2000, AdvisorWare 2000, Total Return 2000, LMS 2000, SKYLINE, and Antares 2000 software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition. The market for financial service software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. Although the Company believes that none of its competitors currently competes against the Company in all of the markets served by the Company, there can be no assurance that its competitors will not compete against the Company in the future in additional markets. In addition, many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition than the Company.

Rapid Technological Change. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing client needs. The process of developing software products such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms and technologies. There can be no assurance that the Company will successfully complete the development of new products in a timely fashion or that the Company's current or future products will satisfy the needs of the financial markets.

Dependence on Database Supplier. The relational database design used in many of the Company's software products incorporates PFXplus, a "C"-based database management system licensed to the Company by POWERflex Corporation Proprietary Limited, an Australian vendor ("Powerflex"). If Powerflex were to increase its fees under the license agreement, the Company's results of operations could be materially adversely affected. Moreover, if Powerflex were to terminate the license agreement, the Company would have to seek an alternative relational database for its software products. Even though the Company believes that it could migrate its products to an alternative database, there can be no assurance that the Company would be able to license a database in a timely fashion with similar features and on terms acceptable to the Company.

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

Key Personnel. The Company's success is dependent in part upon its ability to attract, train and retain highly skilled technical, managerial and sales personnel. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Over the last 12 months, four senior vice presidents terminated their employment with the Company. The Company continues to hire a significant number of additional sales, service and technical personnel. Competition for the hiring of such personnel in the software industry is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, is difficult. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, there can be no assurance that the Company will be able to do so.

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

The Company is exposed to equity price risk on its equity investment as such investment is subject to considerable market risk due to its volatility. The Company typically does not attempt to reduce or eliminate its market exposure in this equity investment. As of September 30, 2000, the position in equity investment included a net unrealized gain of $8.3 million.

From time to time, the Company purchases forward contracts to attempt to minimize the impact that exchange rate fluctuations have on its international sales transactions. The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through September 30, 2000, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

    From the effective date of the Registration Statement through September 30, 2000, the Company has used the net offering proceeds to the Company as follows:

                Corporate move and equipment purchases                         $13,912,000
                Acquisition of other business                                    5,333,000
                Repayment of indebtedness                                        3,499,000
                Working capital                                                  4,491,000
                Marketable securities                                           25,565,000

    All of the above listed payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this Quarterly report on form 10-Q.

    b. The Company did not file any Current Reports on Form 8-K during the quarter for which the Quarterly Report on Form 10-Q is filed.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SS&C TECHNOLOGIES, INC.


Date: November 13, 2000         By:/s/ Anthony R. Guarascio

                                Anthony R. Guarascio
                                Senior Vice President and Chief
                                Financial Officer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number    Description
--------------    -----------

     3.0          Second Amended and Restated By-laws of SS&C Technologies, Inc.

     27.1         Financial Data Schedule for the nine months ended September
                  30, 2000.

     27.2         Restated Financial Data schedule for the nine months ended
                  September 30, 1999.