Form 10-K
period 2000-12-31
SS&C TECHNOLOGIES INC
filed 2001-03-29
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $45,752,035 based on the closing sale price of $5.06 of the Registrant's Common Stock on the Nasdaq National Market on such date.

     As of March 20, 2001, 16,187,259 shares of the Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 2001 Annual Stockholder's Meeting have been incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Report.

                            SS&C TECHNOLOGIES, INC.

                       YEAR 2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    2
Item 2.    Properties..................................................   10
Item 3.    Legal Proceedings...........................................   10
Item 4.    Submission of Matters to a Vote of Security Holders.........   10
           Executive Officers of the Registrant........................   10

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   11
Item 6.    Selected Financial Data.....................................   12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   12
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   18
Item 8.    Financial Statements and Supplementary Data.................   19
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   19

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   19
Item 11.   Executive Compensation......................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   19
Item 13.   Certain Relationships and Related Transactions..............   19

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   20
           Signatures..................................................   45

                          FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The factors discussed under the caption "Certain Factors That May Affect Future Operating Results" in Item 7, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

PTS, Macro Pricing, SKYLINE, PRO-JECT, HedgeWare, and AdvisorWare are registered trademarks, SS&C, CAMRA, CAMRA 2000, CAMRA XE, XE for Asset Management, SKYLINE II, AdvisorWare 2000, LMS 2000, LMS 2000 SnapShots, Extend, PTS 2000, CapitalSuite, Total Return 2000, Antares 2000, Antares XE, SS&C Debt & Derivatives 2000, Mabel, REMS, and Finesse 2000 are trademarks, and SS&C Direct, ASPplus, Center of Excellence, and Straight-Thru Processing are service marks of either SS&C Technologies, Inc., or one of its subsidiaries. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

SS&C Technologies, Inc. ("the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated in Delaware in April 1996. The Company is a leading provider of client/server-based financial software solutions, Application Service Provider/Business Process Outsourcing ("ASP/BPO"), and software-related consulting services, designed to improve the efficiency and effectiveness of investment management, actuarial, and analytical functions across a broad range of financial institutions. The Company has developed a family of software products that provides a full range of mission-critical information management and analysis, trading, accounting, reporting, and compliance tools, to help high-level investment and actuarial professionals make informed, real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products improve the effectiveness of decision-making by providing open, fully integrated access to meaningful data, on a timely basis. The Company provides products and services to more than 5,500 organizations worldwide and its customers include asset managers, insurance companies, banks, corporate treasuries, hedge funds, family offices, and government agencies, as well as real estate investment managers and property managers.

PRODUCTS AND SERVICES

The Company offers a family of application software products designed to address the requirements of professionals in the financial services industry for flexible, scaleable, and secure analysis and reporting tools and support automation of the investment process. The Company's family of software products supports trading, accounting, reporting, and analysis requirements of a broad range of users within financial organizations, including senior executives, portfolio managers, actuaries, analysts, portfolio accountants, and traders.

The following chart summarizes the Company's principal products and services and typical users:

--------------------------------------------------------------------------------------------
PRODUCTS AND SERVICES                          TYPICAL USERS
--------------------------------------------------------------------------------------------
  PORTFOLIO MANAGEMENT, INVESTMENT ACCOUNTING  Portfolio managers and investment operations
  CAMRA 2000(TM)                               personnel of asset managers, hedge funds,
  CAMRA XE(TM) (in beta release)               family office managers, investment advisory
  Total Return 2000(TM)                        firms, insurance companies, pension funds,
  Mabel(TM)                                    public funds, corporate treasuries, and banks
  SS&C Debt & Derivatives 2000(TM)
  AdvisorWare 2000(TM)
--------------------------------------------------------------------------------------------
  TRADE ORDER MANAGEMENT                       Securities traders and portfolio managers of
  Antares 2000(TM)                             asset managers, hedge funds, family office
  Antares XE(TM) (in beta release)             managers, pension funds, and other financial
                                               institutions
--------------------------------------------------------------------------------------------
  SS&C DIRECT(SM)                              Asset management firms, insurance companies,
                                               pension funds, and banks
--------------------------------------------------------------------------------------------
  ASSET/LIABILITY MANAGEMENT                   Life insurance company CEOs, CFOs, product
  PTS 2000(TM)                                 managers, and actuarial professionals
--------------------------------------------------------------------------------------------
  DYNAMIC FINANCIAL ANALYSIS                   CEOs, CFOs, and risk managers of property and
  Finesse 2000(TM)                             casualty insurance companies and other risk-
                                               sensitive industries
--------------------------------------------------------------------------------------------
  LOAN MANAGEMENT                              Mortgage loan portfolio managers and loan
  LMS 2000(TM)                                 service businesses
--------------------------------------------------------------------------------------------
  REAL ESTATE EQUITY MANAGEMENT                Real estate investment managers
  PRO-JECT(R)
  SKYLINE II(TM)
--------------------------------------------------------------------------------------------
  CONSULTING SERVICES                          Asset management firms, insurance companies,
                                               pension funds, and banks
--------------------------------------------------------------------------------------------

The Company's software applications are compatible with Intel x86 platforms (IBM PC compatible or emulators) and a wide range of popular topologies, protocols, and network operating systems, including Ethernet, Token Ring, IPX/SPX, TCP/IP, NET BEUI, Novell Netware, Windows, Windows '95, Windows NT, Pathworks, and UNIX.

The prices of the Company's software products vary depending upon the product features included and, in the case of CAMRA 2000 and LMS 2000, on the client's assets under management. The Company's Antares 2000, Total Return 2000, Mabel system, and SS&C Debt & Derivatives 2000 software are available for purchase by site or based on the number of concurrent users.

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

Other CAMRA 2000 features include the following:

Comprehensive Accounting and Reporting Capabilities. CAMRA 2000 supports four accounting bases--GAAP, statutory, management, and tax--and has the flexibility to provide multiple alternative accrual methods, multiple sales methods, average cost or tax lot accounting, and multiple amortization methods.

Support of Trading Transactions. CAMRA 2000 supports a wide variety of investment and accounting transactions, ranging from buy and sell to short and cover, swap, put, call, redemption, return of capital, settlement, account transfer, and portfolio transfer. All transactions are recorded on a real-time basis, permitting immediate enterprise-wide access to the most current portfolio information, by authorized users.

Multi-Currency Processing. CAMRA 2000 automatically calculates transaction and translation values in accordance with applicable accounting and industry conventions. It supports calculation of market, accounting, and foreign exchange gains and losses, and provides a full foreign exchange trading capability with forward pricing, while taking into account such critical parameters as global calendars (with weekends and holidays defined by country), multiple-based currencies, and required rounding techniques.

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

Integrated Modules. CAMRA 2000 is designed to facilitate seamless integration with its software modules. Modules to CAMRA 2000 are available for:

     Performance measurement using computations consistent with Association for Investment Management and Research (AIMR) standards;

    Pre- and post-trade compliance monitoring;

    Internet connectivity via CapitalSuite(TM), the CAMRA 2000 Internet Portal;

    Net asset value computations for mutual funds;

    Optimization of trading in mortgage-backed securities on a to-be-announced
    (TBA) basis;

    Client fee billing;

    Portfolio rebalancing; and

    Interfacing with various products of Bloomberg Trade Book, Open Bloomberg, Interactive Data Corporation, and other analytic data services.

CAMRA XE (in beta release)

CAMRA XE is the portfolio management and accounting component of the Company's XE for Asset Management(TM) platform. This platform incorporates Microsoft's DNAfs architecture and development strategy, and uses XML-based messaging and workflow technology for processing trade order and allocation data from outside sources as well as within the SS&C application environment.

Total Return 2000

Total Return 2000 is a portfolio management and partnership accounting system oriented toward the hedge fund and family office markets. Total Return 2000 is a multi-currency system which, like CAMRA 2000, is designed for securities accounting and reporting for businesses with high transaction volumes. Total Return 2000's TR1065 module supports partnership accounting, including the generation of tax forms 1065 and K-1. Total Return 2000 also incorporates a comprehensive general ledger. One module supports performance measurement using computations consistent with AIMR standards. Other modules to Total Return 2000 provide for tax reporting and trust reporting. Total Return 2000 also interfaces with brokers, pricing services, data services, and front-end trading systems.

Mabel

Mabel is a portfolio management system from the Company's Netherlands-based Mabel subsidiary, used by clients throughout Europe and the Caribbean. Mabel's functionality includes accounting and reporting, performance measurement consistent with AIMR standards, net asset value calculations for mutual funds, and support for stock brokering and custodial services. The Mabel system is designed to automatically map data to and from messages in the S.W.I.F.T. (Society for Worldwide Interbank Financial Communications) format.

SS&C Debt & Derivatives 2000

SS&C Debt & Derivatives 2000 is a PC/LAN-based debt and derivative portfolio management system. SS&C Debt & Derivatives 2000 is a modularized application designed to process and analyze all activities related to debt and derivative portfolios: swaps, caps, floors, collars, FRAs, FX, futures, and options, as well as the issuance of short-, medium-, and long-term debt.

AdvisorWare 2000

AdvisorWare 2000's multiple modules process a unified flow of information, including communications, research, portfolio management, trading, and operations, as well as portfolio accounting, financial accounting and tax accounting. AdvisorWare 2000 features comprehensive report writing capabilities across all modules; seamless integration with all Microsoft Office products; the ability to retain multiple cost basis; an extensive user security system; and multi-user, client/server, Windows '95 or Windows NT operating systems.

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

Trade blotters in Antares 2000 can be customized depending on client, product type, or trader. Antares 2000 delivers full position accounting across all types of securities. Antares 2000 also accepts real-time pricing updates and can display real-time positions and profit and loss statements. Portfolio rebalancing can be set to occur automatically. Antares 2000's open relational database supports customized reporting through internal report writing facilities, or through third-party reporting tools. Antares 2000 also includes functionality to automate the processing of options, futures, and forward currency contracts.

For some financial institutions, the Antares 2000 trading system may serve as a comprehensive, stand-alone investment management system. For financial institutions with more accounting and historical reporting requirements, Antares 2000 may serve as the front-end trading system connected to CAMRA 2000, Total Return 2000, or other portfolio management investment accounting systems.

Antares XE (in beta release)

Antares XE is the trade order management component to the Company's XE for Asset Management platform. This platform incorporates Microsoft's DNAfs architecture and development strategy, and uses XML-based messaging and workflow technology for processing trade order and allocation data from outside sources as well as within the SS&C application environment.

APPLICATION SERVICE PROVIDER/BUSINESS PROCESS OUTSOURCING (ASP/BPO) SERVICES

SS&C Direct

For those clients seeking an Application Service Provider/Business Process Outsourcing ("ASP/BPO") solution for portfolio accounting, reporting and analysis functions, the Company also provides comprehensive ASP/BPO services through its SS&C Direct operating unit. SS&C Direct's "ASPplus(SM)" service includes: hosting of the Company's application software, as well as automated workflow integration, automated quality control mechanisms, and extensive interface and connectivity services to custodian banks, data service providers, depositories, and other external entities. The "Outsourced Investment Accounting Services" option includes comprehensive investment accounting and investment operations services for sophisticated, global organizations. Clients also can access CapitalSuite, the Company's "Web Portal" to obtain front-end trade order management integrated with back-office accounting and operations, Internet-based XML workflow, risk analysis, external data and news feeds, and data access and reporting via a Web browser. As of December 31, 2000, SS&C Direct supports 46 clients with approximately $60 billion in assets for both its ASP and Outsourced Investment Accounting Services.

ASSET/LIABILITY MANAGEMENT

PTS 2000

PTS 2000 provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex sets of options and covenants frequently encountered in insurance contracts or comparable agreements. PTS 2000 includes the following features:

Large-Scale Corporate Simulation Models. The Company and certain significant clients have implemented a number of complex models of whole-company financial performance. PTS 2000 maintains an internal architecture patterned after the structure of insurance companies making full-scale corporate models practical. Such corporate models are used to facilitate capital structure decisions, revealing and measuring overall financial performance, and guiding overall risk management practice.

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

Macro Pricing. The Company's proprietary Macro-Pricing algorithm recognizes the complex relationships within contemporary financial intermediaries and provides a matrix of possible product and production quota options based upon the profit expectations of the client.

DYNAMIC FINANCIAL ANALYSIS

Finesse 2000

Finesse 2000 is a dynamic financial analysis tool designed and developed in cooperation with Ernst & Young LLP, to perform the following functions:

Model operating results;

Gauge the effects of reinsurance and validate pricing;

Value business transactions such as mergers and acquisitions;

Measure the impact of new products;

Predict cash flows;

Analyze the impact of investment decisions; and

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

REO. LMS 2000 provides a smooth transition from a loan to an equity asset, establishes and monitors budgets, maintains depreciation records and processes REO-specific transactions.

Executive Summary. LMS 2000 SnapShots captures a complete overview of a selected portfolio, making essential information immediately available in an executive summary format. LMS 2000 SnapShots also exports into Microsoft Excel or Lotus.

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

REAL ESTATE EQUITY MANAGEMENT

SKYLINE

SKYLINE for Windows/SKYLINE II is property management software that manages all aspects of office/industrial, residential, and retail properties, even those which are decentralized geographically. SKYLINE also features detailed, informative reports.

PRO-JECT

PRO-JECT for Windows is property valuation software that calculates the value of any combination of office, industrial, retail, apartment and mixed-use property types. PRO-JECT can perform sophisticated sensitivity analysis on property assumptions, and produce detailed reports such as present value and consolidated cash flow reports.

CONSULTING SERVICES

Building upon the capability and flexibility of its software products, the Company offers a range of professional services to assist clients in implementing the Company's software products and meeting their portfolio management needs. To facilitate successful product implementation, the Company's consultants assist clients with initial installation of a system, conversion of their historical data, and provide clients with ongoing training and support. The Company's team of consultants works closely with the client to ensure smooth transition and operation of the Company's systems. The Company believes providing dedicated professionals to facilitate the transition process strengthens its relationship with the client, provides the Company with valuable information regarding client requirements and offers the opportunity for sales of additional Company products and services to the client. The Company's consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians, and professionals from the asset management, real estate, investment, insurance, and banking industries. The Company believes its commitment to professional services facilitates the adoption of the Company's software products across its target markets.

SUPPORT

The Company believes its high level of service and support is critical to its success, and an important competitive advantage. Further, the Company believes a close and active service and support relationship is important to client satisfaction, and provides the Company with important information regarding evolving client requirements. The Company provides clients with dedicated client support, organized by industry and by function, to resolve questions and concerns. In addition, the Company provides direct telephone support during extended business hours. Additional hours are available during peak periods, and the Company uses the Internet, electronic bulletin boards and other forms of electronic data distribution that provide clients with the latest information regarding its products. The Company uses Applix technology allowing clients to log issues and questions directly over the Internet, and Webex to provide clients with on-line diagnostics. The Company also provides periodic maintenance releases of licensed software to its clients, including regulatory updates, generally during the fourth quarter, to enable its clients to meet industry reporting obligations and other processing requirements as they evolve. The Company's service and support activities are supplemented by comprehensive training, including a comprehensive Center of Excellence(SM) client certification program, which provides certification classes in the Company's products.

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

SALES AND MARKETING

The Company believes a direct sales organization is essential to the successful implementation of its business strategy, given the complexity and importance of the operations and information the Company's products are designed to manage, and the extensive regulatory and reporting requirements of its clients. The Company's dedicated direct sales and support staff, which is supplemented by extensive ongoing product and sales training, is organized by business unit and situated in the Company's various sales offices. The Company also uses telemarketing to support sales of its real estate products.

The Company's marketing personnel are responsible for evaluating and developing market opportunities and providing sales support. The Company's marketing activities include generation of client leads, targeted direct mail campaigns, Internet marketing, seminars, advertising, trade shows, conferences and public relations efforts. The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

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

As of December 31, 2000, the Company's research and development staff consisted of 105 employees. The Company's total expenses for research and development, excluding purchased in-process research and development, for the years ended December 31, 1998, 1999 and 2000 were $19.2 million, $18.7 million, and $14.2 million, respectively.

Backlog is not a significant factor in the Company's business.

COMPETITION

The market for financial services software is competitive, rapidly evolving, and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms, many of which serve only a particular local market or specific customer type, and much of the Company's competition stems from information systems or timesharing services developed and serviced internally by the MIS departments of financial services firms. The Company currently faces direct competition in various segments of the financial services industry from: Advent Software, Inc., Accenture, Capital Management Sciences, Conning and Co., Decalog, DST International, Eagle Development, EDS, Ernst & Young, Financial Models Company, IMS, Integrated Decision Systems, Investment Technology Group, Merrin, Princeton Financial Systems, Security APL, Sungard Data Systems, State Street Bank, Thomson Financial Services, Tillinghast, and UNISYS.

The Company believes none of its competitors currently competes against it in all of its target industry segments, although there can be no assurance that one or more may not compete against the Company in the future in additional industry segments. Many of the Company's current and potential future competitors have significantly greater financial, technical, and marketing resources, generate higher revenues, and have greater name recognition than does the Company. There can be no assurance that the Company's current or potential competitors will not develop products that are comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends, or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would materially adversely affect the Company's business, financial condition, and results of operations.

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

EMPLOYEES

As of December 31, 2000, the Company had 416 full-time employees, consisting of 105 employees in research and development, 125 employees in consulting and services, 66 employees in sales and marketing, 69 employees in client support, 51 employees in finance and administration. Of the total, 63 employees are in the Company's international operations. None of the Company's employees is covered by any collective bargaining agreements. The Company believes its relationship with its employees is good. The future success of the Company will depend upon its ability to attract and retain qualified personnel. Competition for such personnel is often intense, and there can be no assurance that the Company will be able to attract and retain adequate numbers of qualified personnel in the future.

ITEM 2. PROPERTIES

The Company leases its corporate offices, consisting of 73,000 square feet of office space, in Windsor, Connecticut. The initial lease term expires in 2008, and the Company has the right to extend the lease for one additional term of five years. In support of direct sales and support operations, the Company utilizes facilities and offices in eight locations in the United States and Canada and also has offices in London, England; Amsterdam, Netherlands; Kuala Lumpur, Malaysia; Singapore; and Tokyo, Japan.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
William C. Stone                       45     President, Chief Executive Officer, and Chairman of
                                              the Board of Directors
Anthony R. Guarascio                   46     Senior Vice President, Chief Financial Officer
Normand A. Boulanger                   39     Senior Vice President

William C. Stone founded the Company in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception. He has also served as the Company's President from inception through April 1997 and since March 1999. Prior to founding the Company, he directed the financial services consulting practice of KPMG LLP in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc.

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

Normand A. Boulanger is Senior Vice President at SS&C. He joined the Company in March of 1994. Previously, he was Vice President, SS&C Direct from 1998 to 2000, and Vice President of Professional Services for the Americas, from 1996 to 1998. He was Director of Consulting from 1994 to 1996. Prior to joining SS&C, he was Director of Investment Operations for Travelers, now a member of Citigroup.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SSNC" since the Company's initial public offering on May 31, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National
Market:

                                             FISCAL 2000        FISCAL 1999
                                             PRICE RANGE        PRICE RANGE
                                            --------------    ----------------
QUARTER                                     HIGH      LOW      HIGH      LOW
-------                                     -----    -----    ------    ------
First                                       $7.50    $4.63    $20.00    $11.38
Second                                       6.06     4.00     15.63      6.50
Third                                        6.75     4.13      8.50      5.25
Fourth                                       5.63     3.94      7.69      4.13

There were 58 stockholders of record of the Company's Common Stock as of March 20, 2001. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers, or other nominees.

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

From the effective date of the Registration Statement through December 31, 2000, the Company has used the net offering proceeds to the Company as follows (in thousands):

Corporate move and equipment purchases                        $15,018
Acquisition of other business                                   5,333
Repayment of indebtedness                                       3,538
Purchase of Common Stock for Treasury                           5,700
Marketable securities                                          23,211
                                                              -------
     Total                                                    $52,800

All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   2000     1999(1)    1998(2)   1997(3)    1996
                                                  -------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues                                          $60,014   $ 65,736   $73,593   $45,527   $34,625
Income (loss) before taxes                          3,333    (19,191)    2,278     1,563       453
Net income (loss)                                   2,172    (12,648)    1,053       534        39

Net income (loss) per share
  Basic earnings (loss) per share                 $  0.14   $  (0.81)  $  0.07   $  0.04   $  0.00
  Shares used in basic per share calculation       15,918     15,678    14,956    14,040    11,071

  Diluted earnings (loss) per share               $  0.14   $  (0.81)  $  0.07   $  0.04   $  0.00
  Shares used in diluted per share calculation     15,962     15,678    15,906    14,437    13,117

BALANCE SHEET DATA:
Cash and cash equivalents                         $20,690   $ 14,304   $13,047   $ 5,026   $36,397
Working capital                                    54,330     53,617    59,134    54,885    52,444
Total assets                                       90,858     89,717   105,314    85,997    78,301
Long-term obligations                                   5         11       151       300       387
Stockholders' equity                               72,654     72,553    78,922    65,646    63,347

---------------
(1) On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare") for 685,683 shares of the Company's common stock in a business combination accounted for as a pooling-of-interests. Accordingly, the selected financial data for all periods prior to the combination have been restated to reflect the combined operations. See Notes 2 and 13 of Notes to the Company's Consolidated Financial Statements.

(2) On March 20, 1998, the Company purchased substantially all of the assets of Quantra Corporation for an aggregate purchase price of 546,019 shares of the Company's Common Stock, $2.3 million in cash and the assumption of certain liabilities of approximately $4.1 million. On April 9, 1998, the Company purchased all the stock of Savid International Inc. and The Savid Group, Inc. for a purchase price of $861,000. See Notes 2 and 13 of Notes to the Company's Consolidated Financial Statements.

(3) On November 14, 1997, the Company purchased all the stock of Mabel Systems BV for $2.5 million. On December 31, 1997, the Company purchased all the outstanding stock of Shepro Braun Systems, Inc. for 1.0 million shares of the Company's Common Stock in a business combination accounted for as a pooling-of-interests. Accordingly, the selected financial data for all periods prior to the combination have been restated to reflect the combined operations. See Notes 2 and 13 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

OVERVIEW

Years Ended December 31, 1998, 1999, and 2000

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services, and outsourcing services provided by SS&C Direct. Net revenues were $73.6 million, $65.7 million and $60.0 million in 1998, 1999 and 2000, respectively, representing decreases of 10.7% from 1998 to 1999 and 8.7% from 1999 to 2000. The decrease in revenues from 1998 to 1999 of $7.9 million was due to a decrease in license revenue offset by increases in maintenance, professional services and outsourcing revenues. The decrease in revenues from 1999 to 2000 of $5.7 million was due to a decrease in license revenues and professional services offset by increases in maintenance and outsourcing revenues.

Software Licenses. Software license revenues decreased 46% from $34.9 million in 1998 to $18.7 million in 1999, and decreased 11% to $16.6 million in 2000. The decrease from 1998 to 1999 of $16.2 million was due mainly to a $17.6 million decrease in sales of CAMRA 2000, Total Return 2000, and Antares 2000 products, offset by an increase in the sales of our AdvisorWare product. The decrease from 1999 to 2000 of $2.1 million was mainly due to a decrease in the sales of LMS 2000, CAMRA 2000, and AdvisorWare offset by an increase in sales of Antares 2000 and SKYLINE. Product revenue results will vary depending on the timing, size, and nature of the Company's license transactions.

Maintenance. Maintenance revenue increased 30% from $19.8 million in 1998 to $25.7 million in 1999, and increased 2% to $26.2 million in 2000. The increase in maintenance revenues from 1998 to 1999 of $5.9 million was primarily due to an increase in the Company's installed base of clients. The increase in maintenance revenues from 1999 to 2000 of $0.5 million was primarily due to an increase in the installed base of CAMRA clients offset by decrease in maintenance revenue from discontinued software products.

Professional Services. Professional services revenue increased 12% from $16.6 million in 1998 to $18.6 million in 1999, and decreased 38% from 1999 to $11.5 million in 2000. The increase in the professional services revenue in 1999 was primarily due to the increased license revenue experienced in 1998 which resulted in an increase in demand for the Company's implementation services. The decrease in 2000 was primarily due to decreased license revenue in 1999 and the subsequent decrease in demand for the Company's implementation, conversion, and training services. The professional services revenues will continue to be affected by the overall license revenue levels.

Outsourcing. Outsourcing revenues increased 16% from $2.3 million in 1998 to $2.7 million in 1999, and increased 108% to $5.6 million in 2000. The increases are primarily due to increased demand by customers for outsourcing services as an alternative to license purchases.

Cost of Revenues

The total cost of revenues increased 12% from $24.7 million in 1998 to $27.8 million in 1999, and decreased 17% to $23.0 million in 2000. The gross margin decreased from 66% in 1998 to 58% in 1999, and increased to 62% in 2000. The decrease in margins from 1998 to 1999 was primarily due to the decrease in the license revenue sales. The increase in margins from 1999 to 2000 was primarily due to the lower cost of software licenses.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software. The cost of software license revenues increased from $3.8 million in 1998 to $4.2 million in 1999, and decreased to $1.0 million in 2000. The cost of software license revenues as a percentage of these revenues was 11%, 22%, and 6% in 1998, 1999, and 2000, respectively. The increase in costs from 1998 to 1999 was primarily due to the amortization expense of completed technology related to the Quantra, Savid, and Mabel acquisitions. The decrease in 2000 was primarily due to the reduction in amortization of completed technology. The amortization for completed technology, which was related to the Quantra acquisition, ended in the fourth quarter of 1999.

Cost of Maintenance Revenue. Cost of maintenance revenues primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. These costs decreased from $6.1 million in 1998 to $5.9 million in 1999, and increased to $6.5 million in 2000, representing 31%, 23%, and 25% of maintenance, respectively. The cost of maintenance revenue decreased 3% or $0.2 million in 1999. These costs increased 10% or $0.6 million in 2000. The dollar increase from 1999 to 2000 was primarily due to the investment in information systems and facilities to support a larger customer base.

Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion, and training services to the Company's software licensees, as well as system integration, custom programming, and actuarial consulting services.

These costs increased from $12.1 million in 1998 to $14.1 million in 1999, and decreased to $9.0 million in 2000, representing 73%, 76%, and 78% of professional services revenues in those years, respectively. The increase in 1999 was primarily due to the expansion of the Company's professional services resources, including consulting, training, and account management staff to support increased customer demand. In 2000, the Company significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services which was a result of the lower license revenues as compared to the preceding years.

Cost of Outsourcing Revenues. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues increased from $2.6 million in 1998 to $3.6 million in 1999 and $6.5 million in 2000, representing 112%, 132% and 116% of outsourcing revenues in those years, respectively. The dollar increase in 1999 and 2000 was due to the expansion of the Company's outsourcing resources, including personnel and infrastructure costs. The Company expects that the outsourcing costs as a percentage of the outsourcing revenue will continue to be high as the Company invests substantial resources in this area.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, and marketing and promotional materials. Selling and marketing expenses increased 20% from $15.2 million in 1998 to $18.2 million in 1999, and decreased 32% to $12.3 million in 2000, representing 21%, 28%, and 21%, respectively, of total revenues in those years. The increase in 1999 of selling and marketing expenses was largely attributable to costs associated with the hiring of additional sales and marketing personnel, including the expansion of international sales and marketing operations, and higher marketing, advertising, and promotional costs. In 2000, the Company took actions to reduce its selling and marketing expenses. The reductions were primarily in personnel costs, advertising, and promotional expenses.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 3% from $19.2 million in 1998 to $18.7 million in 1999, and decreased 24% to $14.2 million in 2000, representing 26%, 28%, and 24%, respectively, of total revenues in those years. Research and development expenses remained relatively comparable in absolute dollars from 1998 to 1999 but increased as a percentage of revenue due to the 1999 reduction in license revenues. The dollar decrease from 1999 to 2000 was mainly due to lower personnel costs as a result of headcount reductions. The decrease was the result of the Company's consolidation of its research and development functions and elimination of redundant costs.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 60% from $8.6 million in 1998 to $13.8 million in 1999, and decreased 9% to $12.6 million in 2000, representing 12%, 21%, and 21%, respectively, of total revenues in those years. The expense increase in 1999 was primarily due to an increase in bad debt expense and additions to administrative personnel. In 2000, general and administrative expenses included acquisition performance payments of $2.0 million. These payments were based on certain revenue attainment goals related to the 1997 acquisition of Mabel and the 1998 acquisition of Savid. The expense decrease in 2000, after adjusting for the acquisition payments of $2.0 million was 23% or $3.2 million. The decrease in 2000 was mainly attributable to a reduction in the bad debt expense and lower administrative infrastructure costs offset by increased spending related to corporate information technology.

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

For the Quantra and Savid acquisitions, the Company determined the value of the completed technologies and in-process research and development using a risk-adjusted, discounted cash flow approach.

For the Quantra and Savid acquisitions, the Company developed revenue projections over a five- to six-year period in three categories: license, maintenance, and consulting. License revenue projections were based on expected unit sales over the projected lives of the respective product lines. The other categories of revenues were generally estimated as a percentage of total license revenues and ranged from 15% to 20% for maintenance and from 10% to 20% for consulting, depending on the product. Savid consulting revenues were projected to be insignificant. Expense assumptions were based on the imposition of the Company's cost structure on the acquired technologies and products. The discount rates for the Quantra in-process research and development projects were 23% and 28%; the discount rate for the Savid in-process research and development projects was 20%. The discount rates for these projects were higher than the Company's implied weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the in-process research and development and the related risk of realizing cash flows from products that have not yet reached technological feasibility, among other factors.

The Company believes that the assumptions used in the forecasts were reasonable. The Company cannot be assured, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. Accordingly, actual results may vary from the projected results.

Interest and Other Income, Net. Net interest income was $1.9 million, $2.3 million, and $2.9 million in 1998, 1999, and 2000, respectively. Interest income, net consists of interest income less interest expense. The increase in 1999 was due to higher returns on investments compared to 1998 results. In 2000, the Company moved the majority of its marketable securities to taxable instruments from non-taxable municipal bonds in 1999, and as a result improved the absolute dollar investment return. Included in other income, net in 2000, was a gain of $2.4 million resulting from the sale of an equity investment.

Provision (Benefit) for Income Taxes. The Company had effective tax rates of approximately 54%, 34%, and 35% in 1998, 1999, and 2000, respectively. The tax rate in 1998 was higher than the expected rate of 34% due to the non-deductibility of S corporation losses and the rate differential of foreign operations. In 1999, the Company recorded a tax benefit of $2.3 million, or 25%, on the $9.3 million litigation settlement costs. It was determined that a portion of the litigation settlement costs was not tax-deductible. Excluding the one-time litigation expense, the effective tax rate in 1999 was 43%. The Company had $10.6 million of deferred tax assets at December 31, 2000. In future years, the Company expects to have sufficient levels of profitability to realize the deferred tax assets at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at December 31, 2000 were $56.5 million, increasing by $6.2 million from the $50.3 million at December 31, 1999. The increase in marketable securities includes an unrealized gain of $3.0 million. Included in marketable securities at December 31, 2000 is an equity investment valued at $3.9 million that is subject to considerable market risk due to its volatility.

The net cash provided by operating activities was $9.5 million in 2000. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items, the receipt of income taxes receivable and an increase in deferred revenue offset by an increase in accounts receivables.

Investing activities provided $2.0 million in cash in 2000. This was primarily due to the net proceeds from the sale of marketable securities of $5.7 million offset by capital expenditures totaling $2.6 million and the issuance of a loan of $1.0 million to WealthMetrics.com.

Financing activities used $5.0 million in cash in 2000. This was primarily due to the Company's stock repurchase plan. In 2000, the Company purchased 1,061,000 shares of its Common Stock for treasury. This use of cash was partially offset by the proceeds from the issuance of Common Stock under the Company's 1996 Employee Stock Purchase Plan.

As of December 31, 2000, the Company had $20.7 million in cash and $35.8 million of highly liquid marketable securities. The Company believes that its current cash and marketable securities balances and anticipated cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities ("SFAS 133") as amended by SFAS 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently intend to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

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

BUSINESS MODEL CHANGE. The Company is in the process of modifying its business model from one based on license fees derived from licensing proprietary software to one based on both licensing its software and transaction fees for the use of SS&C Direct ASP/BPO services. Due to this change in the business model, the Company's revenues will increasingly depend on its ability to attract customers to SS&C Direct and on its ability to grow the number and volume of users of the Company's outsourcing services. The number of users and the volume of their activity are largely outside of the Company's control. Thus, the Company's past operating results may not be a meaningful indicator of its future performance.

PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to the licensing of CAMRA 2000, AdvisorWare 2000, SKYLINE, PTS 2000, Total Return 2000, and Antares 2000 software and the provision of maintenance and consulting services in support of such software. The Company expects that the licensing of CAMRA 2000, AdvisorWare 2000, Total Return 2000, SKYLINE, and Antares 2000 software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH. The Company's business has grown significantly in size and complexity over the past several years. The growth in the size and complexity of the Company's business as well as its client base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage, its work force. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, financial condition, and results of operations could be materially adversely affected.

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

KEY PERSONNEL. The Company's success is dependent in part upon its ability to attract, train, and retain highly skilled technical, managerial and sales personnel. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition, and results of operations. Over the last 12 months, four senior vice presidents terminated their employment with the Company. The Company continues to hire a significant number of additional sales, service, and technical personnel. Competition for the hiring of such personnel in the software industry is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, is difficult. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, there can be no assurance that the Company will be able to do so.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company intends to continue to expand its international sales activity as part of its business strategy. To accomplish such continued expansion, the Company must establish additional foreign operations and hire additional personnel requiring significant management attention and financial resources that could materially adversely affect the Company's business, financial condition, or results of operations. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those foreign markets. A portion of the Company's international sales is denominated in foreign currency. The Company occasionally hedges some of the risk associated with foreign exchange fluctuations. In addition, the Company's international business may be subject to a variety of other risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates, and difficulties in enforcement of third-party contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition, or results of operations. Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's quarterly operating results may vary significantly, depending on factors such as the timing, size, and nature of licensing transactions and new product introductions by the Company or its competitors. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company invoices customers primarily in U.S. dollars and in the local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through December 31, 2000, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the Consolidated Financial Statements and related footnotes appearing in this Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Report, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1. Financial Statements

The following financial statements are filed as a part of this Report:

DOCUMENT                                                      PAGE
--------                                                      ----
Report of Independent Accountants                              20
Consolidated Financial Statements:
  Balance Sheet as of December 31, 2000 and 1999               21
  Statement of Operations for the years ended December 31,
     2000, 1999, and 1998                                      22
  Statements of Cash Flows for the years ended December 31,
     2000, 1999, and 1998                                      23
  Statements of Changes in Stockholders' Equity for the
     years ended December 31, 2000, 1999, and 1998             24
  Notes to Financial Statements                                25
  Signatures                                                   41

2. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1+    Asset Purchase Agreement, dated as of March 20, 1998, by and among the Registrant, AEGON USA Realty Advisors, Inc., and
          Quantra Corporation is incorporated herein by reference to
          Exhibit 2 to the Registrant's Current Report on Form 8-K,
          dated March 20, 1998 (File No. 000-28430)
  2.2+    Stock Purchase Agreement, dated as of April 9, 1998, by and among the Registrant, Savid International, Inc., The Savid
          Group, Inc. and Diane Cossin, is incorporated herein by
          reference to Exhibit 2 to the Registrant's Current Report on
          Form 8-K, dated April 9, 1998 (File No. 000-28430)
  2.3+    Agreement and Plan of Merger, dated March 11, 1999, by and among the Registrant, HedgeWare, Inc., Asset Management
          Acquisition Corp. and the Sellers named herein, is
          incorporated herein by reference to Exhibit 2 to the
          Registrant's Current Report on Form 8-K dated March 11, 1999
          (File No. 000-28430)
  2.4+    Stock Purchase Agreement dated March 31, 1999, by and among the Registrant, The Brookside Corporation and John M. Boyle
          is incorporated herein by reference to exhibit 2 to the
          Registrant's Current Report on Form 8-K, dated March 31,
          1999 (File No. 000-28430)
  3.1     Amended and Restated Certificate of Incorporation of the
          Registrant is incorporated herein by reference to Exhibit
          3.1 to the Registrant's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1999 (File No.
          000-28430)
  3.2     Second Amended and Restated By-Laws of the Registrant is
          incorporated herein by reference to Exhibit 3.0 to the
          Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-28430).
  4       Specimen Certificate for shares of Common Stock, $.01 par
          value per share, of the Registrant is incorporated herein by reference to Exhibit 4 to the Registrant's Registration
          Statement on Form S-1, as amended (File No. 333-3094) (the
          "Form S-1").
 10.1*    1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Form S-1

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.2*    1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996
          (File No. 000-28430)
 10.3*    1996 Director Stock Option Plan, as amended, is incorporated herein by reference to Annex D to the Registrant's
          Definitive Schedule 14A filed April 28, 2000 (File No.
          000-28430)
 10.4*    1998 Stock Incentive Plan, as amended, is incorporated by
          reference to Annex B to the Registrant's Definitive Schedule
          14A filed April 28, 2000 (File No. 000-28430)
 10.5*    Employment Agreement between the Registrant and William C.
          Stone, dated March 28, 1996, is incorporated herein by
          reference to Exhibit 10.5 to the Form S-1
 10.6     Reseller Agreement between the Registrant and PFX(USA),
          Inc., dated June 22, 1993, is incorporated herein by
          reference to Exhibit 10.16 to the Form S-1
 10.7     Lease Agreement, dated September 23, 1997, by and between
          the Registrant and Monarch Life Insurance Company, as
          amended, is incorporated herein by reference to Exhibit
          10.15 to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1997 (File No. 000-28430)
 21       Subsidiaries of the Registrant
 23       Consent of PricewaterhouseCoopers LLP

---------------
 * Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the Instructions to the Annual Report on Form 10-K.

+ The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

(b) REPORTS ON FORM 8-K

None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SS&C Technologies, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 8, 2001

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
ASSETS
Current assets
  Cash and cash equivalents                                   $ 20,690     $ 14,304
  Investments in marketable securities (Note 3)                 35,840       36,034
  Accounts receivable, net of allowance for doubtful
     accounts of $3,800 and $4,341, respectively (Note 4)       10,509       11,079
  Income taxes receivable                                          144        2,722
  Prepaid expenses and other current assets                      1,955        2,360
  Deferred income taxes (Note 7)                                 3,391        4,271
                                                              --------     --------
Total current assets                                            72,529       70,770
                                                              --------     --------
Property and equipment:
  Leasehold improvements                                         2,983        2,872
  Equipment, furniture, and fixtures                            16,338       14,145
                                                              --------     --------
                                                                19,321       17,017
  Less accumulated depreciation                                (10,429)      (7,105)
                                                              --------     --------
  Net property and equipment                                     8,892        9,912
                                                              --------     --------
Accounts receivable (Note 4)                                        --          301
Deferred income taxes (Note 7)                                   7,179        7,211
Goodwill, net of accumulated amortization of $201 and
  $1,838, respectively                                             129          296
Intangible and other assets, net of accumulated amortization
  of $449 and $6,372, respectively                               2,129        1,227
                                                              --------     --------
Total assets                                                  $ 90,858     $ 89,717
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt (Note 5)                  $     94     $    131
  Accounts payable                                               1,121        1,503
  Accrued employee compensation and benefits                     1,071        1,695
  Other accrued expenses                                         3,492        2,448
  Deferred maintenance and other revenue                        12,421       11,376
                                                              --------     --------
Total current liabilities                                       18,199       17,153
  Long-term debt (Note 5)                                            5           11
                                                              --------     --------
Total liabilities                                               18,204       17,164
                                                              --------     --------
Commitments and contingencies (Note 8 and 14)
Stockholders' equity:
  Common stock, $0.01 par value, 50,000 shares authorized;
     16,195 and 16,044 shares issued and 15,134 and 16,044
     shares outstanding, respectively                              162          161
  Additional paid in capital                                    88,852       88,119
  Accumulated other comprehensive income                         2,434         (461)
  Accumulated deficit                                          (13,094)     (15,266)
                                                              --------     --------
                                                                78,354       72,553
  Less: cost of common stock in treasury; 1,061 shares (Note
     6)                                                          5,700           --
                                                              --------     --------
Total stockholders' equity                                      72,654       72,553
                                                              --------     --------
Total liabilities and stockholders' equity                    $ 90,858     $ 89,717
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999           1998
                                                              ----------    -----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses                                            $16,633       $ 18,700       $34,878
  Maintenance                                                   26,237         25,708        19,828
  Professional services                                         11,519         18,619        16,558
  Outsourcing                                                    5,625          2,709         2,329
                                                               -------       --------       -------
          Total revenues                                        60,014         65,736        73,593
                                                               -------       --------       -------
Cost of revenues:
  Software licenses                                                959          4,206         3,840
  Maintenance                                                    6,501          5,919         6,124
  Professional services                                          9,031         14,067        12,150
  Outsourcing                                                    6,537          3,565         2,612
                                                               -------       --------       -------
          Total cost of revenues                                23,028         27,757        24,726
                                                               -------       --------       -------
Gross profit                                                    36,986         37,979        48,867
                                                               -------       --------       -------
Operating expenses:
  Selling and marketing                                         12,332         18,237        15,180
  Research and development                                      14,239         18,655        19,224
  General and administrative                                    12,615         13,839         8,627
  Write-off of purchased in-process research and development
     (Note 13)                                                      --             --         5,878
  Litigation settlement costs (Note 14)                             --          9,330            --
                                                               -------       --------       -------
          Total operating expenses                              39,186         60,061        48,909
                                                               -------       --------       -------
Operating loss                                                  (2,200)       (22,082)          (42)
                                                               -------       --------       -------
Interest income, net                                             2,855          2,345         1,944
Other income, net (Note 15)                                      2,678            546           376
                                                               -------       --------       -------
Income (loss) before income taxes                                3,333        (19,191)        2,278
Provision (benefit) for income taxes (Note 7)                    1,161         (6,543)        1,225
                                                               -------       --------       -------
Net income (loss)                                              $ 2,172       $(12,648)      $ 1,053
                                                               =======       ========       =======
Basic earnings (loss) per share                                $  0.14       $  (0.81)      $  0.07
                                                               =======       ========       =======
Basic weighted average number of common shares outstanding      15,918         15,678        14,956
                                                               =======       ========       =======
Diluted earnings (loss) per share                              $  0.14       $  (0.81)      $  0.07
                                                               =======       ========       =======
Diluted weighted average number of common and common
  equivalent shares outstanding                                 15,962         15,678        15,906
                                                               =======       ========       =======

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flow from operating activities:
  Net income (loss)                                          $  2,172    $(12,648)   $  1,053
                                                             --------    --------    --------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                 3,932       6,998       5,038
  Gain on sales of equity investments                          (2,433)         --          --
  Loss (gain) on sale of property and equipment                   110         (62)         --
  Common stock issued for litigation settlement (Note 14)          --       1,300          --
  Equity-based compensation                                        --         123         141
  Deferred income taxes                                           912      (4,784)     (2,722)
  Income tax benefit related to exercise of stock options          11         281         482
  Purchased in-process research and development                    --          --       5,878
  Provision for doubtful accounts                               1,657       3,921       1,717
  Changes in operating assets and liabilities, excluding
     effects from acquisitions:
     Accounts receivable                                         (977)      9,482      (7,960)
     Prepaid expenses and other current assets                    405        (371)        (56)
     Taxes receivable                                           2,578      (2,722)        384
     Accounts payable                                            (382)       (705)       (868)
     Accrued expenses                                             420      (2,235)      1,160
     Taxes payable                                                 --      (1,059)        684
     Deferred maintenance and other revenues                    1,045      (1,926)      1,177
                                                             --------    --------    --------
          Total adjustments                                     7,278       8,241       5,055
                                                             --------    --------    --------
  Net cash provided by (used in) operating activities           9,450      (4,407)      6,108
                                                             --------    --------    --------
Cash flow from investing activities
  Additions to property and equipment                          (2,559)     (5,611)     (4,723)
  Proceeds from sale of property and equipment                     11         485          --
  Cash paid for business acquisitions (Note 13)                    --          --      (3,021)
  Proceeds from note receivable (Note 15)                          --       2,250          --
  Issuance of convertible note receivable                      (1,000)       (250)         --
  Additions to capitalized software and other intangibles        (208)        (71)       (797)
  Cash paid for Caminus acquisition                                --          --      (2,226)
  Purchases of marketable securities                          (36,806)    (24,903)    (89,127)
  Sales of marketable securities                               42,518      31,009     100,581
                                                             --------    --------    --------
  Net cash provided by investing activities                     1,956       2,909         687
                                                             --------    --------    --------
Cash flow from financing activities:
  Repayment of debt                                               (43)       (354)     (1,175)
  Proceeds from note payable                                       --          --         673
  Issuance of common stock                                        517         896         651
  Exercise of options                                             206         983       2,307
  Purchase of common stock for treasury                        (5,700)         --          --
  Transfer of cash from restricted cash equivalents                --       1,230      (1,230)
                                                             --------    --------    --------
  Net cash provided by (used in) financing activities          (5,020)      2,755       1,226
                                                             --------    --------    --------
Net increase in cash and cash equivalents                       6,386       1,257       8,021
Cash and cash equivalents, beginning of period                 14,304      13,047       5,026
                                                             --------    --------    --------
Cash and cash equivalents, end of period                     $ 20,690    $ 14,304    $ 13,047
                                                             ========    ========    ========
Supplemental disclosure of cash flow information
  Cash paid (received) for
     Interest expense                                        $     18    $      3    $      9
     Income taxes                                            $ (2,682)   $  1,726    $  2,013

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

As more fully described in Note 13, effective March 11, 1999, the Company acquired all the outstanding stock of HedgeWare, Inc. for 685,683 shares of the Company's common stock.

As more fully described in Note 13, effective March 20, 1998, the Company purchased substantially all the assets of Quantra Corporation for $15.3 million.

As more fully described in Note 13, effective April 9, 1998, the Company purchased all the stock of Savid International Inc. and The Savid Group, Inc. for $0.9 million.

As more fully described in Note 15, the Company sold its investment in Caminus Corporation for a $2.3 million note receivable.

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                COMMON STOCK                                       ACCUMULATED
                             ------------------                                       OTHER                            TOTAL
                             NUMBER OF              ADDITIONAL      ACCUMULATED   COMPREHENSIVE                    STOCKHOLDERS'
                              SHARES     AMOUNT   PAID-IN CAPITAL     DEFICIT     INCOME (LOSS)   TREASURY STOCK      EQUITY
                             ---------   ------   ---------------   -----------   -------------   --------------   -------------
                                                             (IN THOUSANDS)
Balance at December 31,
  1997                        14,245      $142        $69,150        $ (3,648)       $   --          $    --         $ 65,644
  Exercise of options            428         4          2,444              --            --               --            2,448
  Issuance of common stock       613         7          9,409              --            --               --            9,416
  Income tax benefit
    related to exercise of
    stock options                 --        --            482              --            --               --              482
  Comprehensive income:
    Net income                    --        --             --           1,053            --               --            1,053
    Foreign exchange
      translation
      adjustment                  --        --             --              --          (121)              --             (121)
                              ------      ----        -------        --------        ------          -------         --------
Balance at December 31,
  1998                        15,286       153         81,485          (2,595)         (121)              --           78,922
  Exercise of options            195         2          1,104              --            --               --            1,106
  Issuance of common stock       325         4          3,951              --            --               --            3,955
  Issuance of common stock
    for the litigation
    settlement                   211         2          1,298              --            --               --            1,300
  Income tax benefit
    related to exercise of
    stock options                 --        --            281              --            --               --              281
  Other                           27        --             --             (23)           --               --              (23)
Comprehensive income:
    Net loss                      --        --             --         (12,648)           --               --          (12,648)
    Foreign exchange
      translation
      adjustment                  --        --             --              --          (217)              --             (217)
    Change in unrealized
      loss on investments         --        --             --              --          (123)              --             (123)
                              ------      ----        -------        --------        ------          -------         --------
Balance, at December 31,
  1999                        16,044       161         88,119         (15,266)         (461)              --           72,553
  Exercise of options             40        --            206              --            --               --              206
  Issuance of common stock       111         1            516              --            --               --              517
  Purchase of common stock        --        --             --              --            --           (5,700)          (5,700)
  Income tax benefit
    related to exercise of
    stock options                 --        --             11              --            --               --               11
Comprehensive income:
    Net income                    --        --             --           2,172            --               --            2,172
    Foreign exchange
      translation
      adjustment                  --        --             --              --          (190)              --             (190)
    Change in unrealized
      gain on investments         --        --             --              --         3,085               --            3,085
                              ------      ----        -------        --------        ------          -------         --------
Balance, at December 31,
  2000                        16,195      $162        $88,852        $(13,094)       $2,434          $(5,700)        $ 72,654
                              ======      ====        =======        ========        ======          =======         ========

    The accompanying notes are an integral part of the financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

SS&C Technologies, Inc. and Subsidiaries ("SS&C" or the "Company") develops, manufactures and markets client/server based software solutions for the financial services industry. The Company also offers consulting, training, support, and outsourcing services in support of its customers' use of its software products. The Company's clients include a range of organizations that manage investment portfolios, including asset managers, insurance companies, banks, mutual funds, public and private pension funds, hedge funds, corporate treasuries, property managers, real estate investment trusts and government agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the companies have been eliminated.

Revenue Recognition

The Company follows the guidelines of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specific upgrades, enhancements, post contract customer support, installation, or training. The determination of fair value is based upon vendor-specific objective evidence. Under SOP 97-2, the Company recognizes software license revenue allocated to software products, specified upgrades, and enhancements generally upon delivery of each of the related products, upgrades, or enhancements.

License Revenue

The Company generally recognizes revenue from sales of software or products including proprietary software upon product shipment and upon receipt of a signed contract, provided that collection is probable and all other revenue recognition criteria of SOP 97-2 are met. The Company's products generally do not require significant modification or customization of software. Installation of the products is generally routine and is not essential to the functionality of the product.

The Company occasionally enters into license agreements requiring significant customization of the Company's software. The Company accounts for these agreements on the percentage of completion basis. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of development man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis, and are made in the period in which such losses are first estimated or determined.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

Maintenance Agreements

Maintenance agreements generally require the Company to provide technical support and software updates to its customers. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

Professional and Outsourcing Services

The Company provides consulting, training, and outsourcing services to its customers. Revenue for such services are generally recognized over the period during which the applicable services are performed.

The Company records an allowance for doubtful accounts based on individual customer analyses. Write-offs of accounts receivable were $2,196,000, $2,991,000, and $558,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" as amended by Statement No. 137 and No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently intend to use derivative instruments and therefore does not expect that the adoption of Statement of Accounting Standards No. 133, as amended will have any impact on its financial position or results of operations.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets' carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. Substantially all of the Company's long-lived assets are located in the United States.

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Capitalized software costs of $814,000, and $806,000 are included in the December 31, 2000 and 1999 balance sheets, respectively, under "Intangible and other assets."

The Company's policy is to amortize these costs upon a product's general release to the customer. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software for 2000, 1999, and 1998, was $201,000, $193,000, and $36,000, respectively.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. Debt securities with original maturities of more than three months at the date of acquisition are classified as marketable securities. The Company classifies its entire investment portfolio, consisting of debt securities issued by state and local governments of the United States, debt securities issued by corporations and equities, as available for sale securities. The cost basis, using the specific identification method, approximates fair market value and an unrealized gain or loss is recognized.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

DESCRIPTION                                       USEFUL LIFE
-----------                                       -----------
Equipment                                          3-5 years
Furniture and fixtures                            7-10 years
Leasehold improvements          Shorter of lease term or estimated useful life

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in operations.

Goodwill and Intangible Assets

Goodwill resulting from acquisitions is amortized on a straight-line basis over its estimated life of five years. The carrying amount of goodwill is evaluated for future recoverability on a periodic basis, relying on a number of factors, including the estimated life of the customer base under the annual maintenance agreements, operating results for each division, business plans, budgets, and economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles, and changes in management's market emphasis. Amortization expense associated with goodwill was $168,000, $426,000, and $412,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Other intangible assets, excluding completed technology, are being amortized on a straight-line basis over their estimated lives of two to three years. Completed technology is amortized over approximately two to four years based on the ratio that current gross revenues of the product bear to the total of current and anticipated future gross revenues of the product or on a straight-line method, whichever is shorter. Amortization expense associated with completed technology for the years ended December 31, 2000, 1999, and 1998 was $96,000, $3,299,000, and $2,974,000, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company's customer base is highly diversified. As of December 31, 2000 and 1999, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

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

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in the periods in which they occur and are immaterial for all periods presented.

Basic and Diluted Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares consist of stock options using the "treasury stock" method and are excluded if their effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                            2000      1999      1998
                                                           ------    ------    ------
Weighted average common shares outstanding                 15,918    15,678    14,956
Weighted average common stock equivalents--options             44        --       950
                                                           ------    ------    ------
Weighted average common and common equivalent shares
  outstanding                                              15,962    15,678    15,906
                                                           ======    ======    ======

Options to purchase 2,809,180, 2,920,180, and 297,500 shares were outstanding at December 31, 2000, 1999, and 1998, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires that items defined as comprehensive income, such as foreign currency translation adjustments, and unrealized gains (losses) on marketable securities, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income is comprised of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table sets forth the components of comprehensive income (in thousands):

                                                          2000       1999       1998
                                                         ------    --------    ------
Net income (loss)                                        $2,172    $(12,648)   $1,053
Foreign currency translation (losses)                      (190)       (217)     (121)
Unrealized gains (losses) on marketable securities        3,085        (123)       --
                                                         ------    --------    ------
Total comprehensive income (loss)                        $5,067    $(12,988)   $  932
                                                         ======    ========    ======

Reclassification

Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to be comparable with the 2000 presentation. These classifications have had no effect on net income, working capital, or net equity.

3. MARKETABLE SECURITIES

At December 31, 2000 and 1999, the cost basis, fair value, and unrealized gains and losses by major security type, were as follows (in thousands):

                                                                   GROSS
                                                                 UNREALIZED       FAIR
                                                     COST      GAINS (LOSSES)     VALUE
December 31, 2000:                                  -------    --------------    -------
State, municipal and county government bonds        $ 8,054        $   (1)       $ 8,053
US government securities                             13,768           148         13,916
Corporate bonds                                       9,979            36         10,015
Equities                                              1,077         2,779          3,856
                                                    -------        ------        -------
     Total                                          $32,878        $2,962        $35,840
                                                    -------        ------        -------

                                                                   GROSS
                                                                 UNREALIZED       FAIR
                                                       COST        LOSSES         VALUE
December 31, 1999:                                    -------    ----------      -------
State, municipal and county government bonds          $26,141      $ (58)        $26,083
US government securities                                2,642        (30)          2,612
Corporate bonds                                         3,374        (19)          3,355
Floating rate notes                                     4,000        (16)          3,984
          Total                                       $36,157      $(123)        $36,034
                                                      -------      -----         -------

The following table summarizes the maturities of marketable securities at December 31 (in thousands):

                                                               2000       1999
                                                              -------    -------
Less than one year                                            $32,751    $29,321
Due in 1-2 years                                                3,089      6,713
                                                              -------    -------
          Total                                               $35,840    $36,034
                                                              =======    =======

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

4. ACCOUNTS RECEIVABLE

Accounts receivable are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
CURRENT                                                       -------    -------
Accounts receivable, net of allowance for doubtful accounts
  of $3,649 and $3,862, respectively                          $ 7,354    $ 7,741
Unbilled accounts receivable, net of allowance for doubtful
  accounts of $151 and $479, respectively                       3,155      3,338
                                                              -------    -------
Total current accounts receivable                              10,509     11,079
NONCURRENT
Unbilled accounts receivable                                       --        301
                                                              -------    -------
Total accounts receivable                                     $10,509    $11,380
                                                              =======    =======

The Company records an allowance for doubtful accounts based on individual customer analyses. Write-offs of accounts receivable were $2,196,000, $2,991,000, and $558,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              ----    -----
Note payable to former Mabel shareholders                     $ 88    $ 125
Capitalized lease obligations for office equipment, through
  September 2002                                                11       17
                                                              ----    -----
                                                                99      142
                                                              ----    -----
Less current portion                                           (94)    (131)
                                                              ----    -----
Long-term debt                                                $  5    $  11
                                                              ====    =====

The note payable to former Mabel shareholders was issued in connection with the Company's acquisition of Mabel Systems BV ("Mabel") (See Note 13). The terms of the purchase agreement are for the Company to pay $375,000 in three equal installments of $125,000 on the first, second, and third anniversaries of the closing date of the acquisition. Each payment was conditional on the continued employment of the former shareholders with the Company as of the date of the payment. The December 31, 2000 balance of $88,000 due the former Mabel shareholders was paid in January 2001.

6. COMMON STOCK

At December 31, 2000, 50,000,000 shares were authorized and 15,133,965 shares were outstanding. At December 31, 1999, 25,000,000 shares of common stock were authorized and 16,044,203 shares were outstanding.

On March 11, 1999, the Company issued 685,683 shares of the Company's common stock in connection with the Company's acquisition of HedgeWare, Inc. On March 31, 1999, the Company issued 27,500 shares of the Company's common stock in connection with the acquisition of the Brookside Corporation.

The Company's Board of Directors has approved the repurchase of up to $20 million of its common stock. Pursuant to the repurchase program, the Company purchased 1,061,119 of the Company's common stock for approximately $5.7 million in the year ended December 31, 2000.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

7. INCOME TAXES

The sources of income (loss) before income taxes were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         ------    --------    ------
U.S.                                                     $3,696    $(18,884)   $  150
Foreign                                                    (363)       (307)    2,128
                                                         ------    --------    ------
Income (loss) from consolidated companies before taxes   $3,333    $(19,191)   $2,278
                                                         ======    ========    ======

The income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998 consists of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                         ------    -------    -------
Current:
  Federal                                                $  (28)   $(1,955)   $ 2,192
  Foreign                                                   443        101      1,026
  State                                                    (166)        95        729
Deferred:
  Federal                                                 1,032     (3,826)    (2,161)
  State                                                    (120)      (958)      (561)
                                                         ------    -------    -------
          Total                                          $1,161    $(6,543)   $ 1,225
                                                         ======    =======    =======

The effective tax rates were 34.8%, 34.1%, and 53.8% for the years ended December 31, 2000, 1999, and 1998, respectively. The reconciliation between the effective tax rates and the expected tax expense is computed by applying the US federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999       1998
                                                          ------    -------    ------
Computed "expected" tax expense (benefit)                 $1,133    $(6,525)   $  775
Increase (decrease) in income taxes resulting from:
  State income taxes (net of federal income tax benefit)    (189)      (570)      103
  Tax-exempt interest income                                (215)      (369)     (680)
  Foreign operations rate differential                       350        206       324
  Litigation settlement                                       --      1,086        --
  Meals and entertainment                                     59         84        75
  Research and development credit                           (419)      (200)       --
  Non-deductible acquisition payment                         447         --        --
  S Corporation (earnings) loss not (taxable) beneficial
     to the Company                                           --        (88)      614
  Other                                                       (5)      (167)       14
                                                          ------    -------    ------
Income tax expense                                        $1,161    $(6,543)   $1,225
                                                          ======    =======    ======

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

The components of the net deferred tax assets at December 31, 2000 and 1999 are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Deferred tax assets                                           $12,628   $12,911
Deferred tax liabilities                                       (1,469)   (1,040)
Valuation allowance                                              (589)     (389)
                                                              -------   -------
     Net deferred tax assets                                  $10,570   $11,482
                                                              =======   =======

The components of deferred income taxes at December 31, 2000 and 1999 are as follows (in thousands):

                                                                DECEMBER 31,
                                             --------------------------------------------------
                                                      2000                       1999
                                             -----------------------    -----------------------
                                             DEFERRED     DEFERRED      DEFERRED     DEFERRED
                                               TAX           TAX          TAX           TAX
                                              ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                             --------    -----------    --------    -----------
Purchased in-process research and
  development                                $ 4,615       $   --       $ 4,571       $   --
Net operating loss carryforwards               2,762           --         3,440           --
Acquired technology                            2,203           --         2,287           --
Accounts receivable                            1,142          191         1,270          386
Tax credit carryforwards                       1,404           --           821           --
Accrued expenses                                 401           --           298           --
Accounting method change--advance payments        --           --           144           --
Fixed assets                                      --          951            --           --
Capitalized software                              --          327            --          315
Other                                            101           --            80          339
                                             -------       ------       -------       ------
          Total                              $12,628       $1,469       $12,911       $1,040
                                             =======       ======       =======       ======

At December 31, 2000, the Company had available federal net operating loss carryforwards of $4,763,000 that expire in 2019 and state net operating loss carryforwards of $8,962,000 that expire between 2004 through 2019. The foreign net operating loss carryforwards other than Japan of $1,453,000 are available to offset foreign income on an indefinite carryforward basis. Japan's net operating loss of $437,000 expires in 2005.

Alternative minimum tax credits of $404,000 are available to offset U.S. federal taxable income on an indefinite carryforward basis. The company also has research and development credits of $940,000 and foreign tax credits of $242,000 that will expire at various dates through 2020.

8. LEASES

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense for the years ended December 31, 2000, 1999, and 1998 was $3,366,000, $3,046,000, and $2,155,000, respectively.
The lease for the corporate facility in Windsor, Connecticut expires in 2008

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES and the Company has the right to extend the lease for an additional term of five years. Future minimum lease payments under these operating leases are as follows (in thousands):

                                                              YEAR ENDING DECEMBER 31,
                                                              ------------------------
2001                                                                  $ 3,036
2002                                                                    2,231
2003                                                                    1,987
2004                                                                    1,864
2005                                                                    1,453
Thereafter                                                              2,324
                                                                      -------
                                                                      $12,895
                                                                      -------

The Company subleases office space under noncancelable leases. The Company received rental income under these leases of $620,000, $479,000, and $212,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Minimum future lease receipts under these leases are as follows (in thousands):

                                                              YEAR ENDING DECEMBER 31,
                                                              ------------------------
2001                                                                    $498
2002                                                                      61
                                                                        ----
                                                                        $559
                                                                        ----

9. RELOCATION EXPENSES

In 1997, the Company announced plans to relocate its corporate facilities. In connection with the relocation, and in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and EITF No. 94-3, the Company recognized in general and administrative expense an impairment loss on the building and furniture it previously occupied and used of $0.5 million for the year ended December 31, 1997. In 1999, the Company sold its previous corporate facility in Bloomfield, Connecticut.

10. LICENSE AND ROYALTY AGREEMENTS

The Company has non-exclusive rights to integrate certain third-party software into certain of the Company's products. Under the terms of the agreement, the licenser of the software is paid minimum monthly royalties and additional royalties based on a percentage of the related license fee revenues collected by the Company. Under this agreement, the Company is obligated to pay on a cumulative basis at least $25,000 per quarter. The total royalty expense under these agreements for the years ended December 31, 2000, 1999, and 1998 was $476,000, $487,000, and $527,000, respectively.

In connection with the Savid acquisition, the Company has agreed to pay 10% of license fees with respect to sales and/or licensing of the Savid system during the period commencing on April 15, 1998 and ending on April 14, 2003. Royalty expense for the years ended December 31, 2000, 1999, and 1998 was $37,380, $93,250, and $44,650, respectively.

In connection with the Quantra acquisition in 1998, the Company is party to three royalty agreements as a result of utilities that interface with the Company's SKYLINE II product. The royalties are paid based on either annual guaranteed total unit sales of the product at a rate of $15 per user, or as a percentage of the utility list price, which is typically 33.33%. Royalty expense for the periods ended December 31, 2000, 1999, and 1998 was $3,643, $100,196,
and $19,166, respectively.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

11. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) Retirement Plan (the "Plan"), which covers substantially all employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 20% of his or her salary, subject to certain limitations. The Plan provides for a Company match of employees' contributions in an amount equal to 50% of an employee's contributions up to $2,000.

In connection with the acquisition of HedgeWare (Note 13), the Company assumed the pre-existing deferred compensation plan for HedgeWare employees, which was established in January 1994. Since the March 1999 acquisition, HedgeWare employees may elect to contribute to the SS&C plan. The HedgeWare plan has been frozen for any additional contributions.

During the years ended December 31, 2000, 1999, and 1998, the Company incurred $568,000, $371,000, and $286,000, respectively, of expenses related to these plans.

12. STOCK OPTION AND PURCHASE PLANS

During 1994, the Board of Directors approved a new plan ("1994 Plan"), effective January 1, 1995, for which 1,000,000 shares of common stock were reserved. The 1994 Plan was amended in October 1995 and April 1996 to reserve additional shares of common stock for issuance under the plan, bringing the total shares of common stock reserved for issuance to 3,000,000. Options under the 1994 Plan generally vest ratably over four years and expire ten years subsequent to the grant. The Board of Directors, as of April 30, 1998, decided that no further options shall be granted under the 1994 plan. There were options to purchase 1,253,876, 1,704,223, and 2,110,719 shares of common stock outstanding as of December 31, 2000, 1999, and 1998, respectively. Options to purchase 784,020, 896,714, and 856,709 shares of common stock were exercisable as of December 31, 2000, 1999, and 1998, respectively.

The Company's 1996 Director Stock Option Plan provides for non-employee directors to receive options to purchase common stock of the Company at an exercise price equal to the fair market value of the common stock at the date of grant. Each option granted under the 1996 Plan is fully vested immediately upon the option grant date and expires ten years from the grant date. On May 23, 2000, the plan was amended to increase the number of reserved shares to 300,000. At December 31, 2000, 1999, and 1998, there were 160,000, 70,000, and 90,000 shares, respectively, available for director option grants. There were options to purchase 125,000, 65,000, and 45,000 shares of common stock outstanding as of December 31, 2000, 1999, and 1998, respectively. All options outstanding were exercisable as of December 31, 2000, 1999, and 1998, respectively.

During 1998, the Board of Directors approved the 1998 Stock Incentive Plan ("1998 Plan"), which has 1,500,000 shares of common stock reserved for issuance. On May 23, 2000, the number of reserved shares was increased by 500,000 for a total of 2,000,000 shares. Generally, options under the 1998 Plan vest ratably over four years and expire ten years subsequent to the grant. Shares available for option grants under the 1998 Plan were 1,134,070, 554,043 and 1,204,542 at December 31, 2000, 1999, and 1998, respectively. There were options to purchase 859,680, 945,957, and 295,458 shares of common stock outstanding at December 31, 2000, 1999, and 1998, respectively, of which options to purchase 294,206, 81,561 and 1,583 shares were exercisable.

In 1999, the Board of Directors approved the Company's 1999 Non-Officer Employee Stock Incentive Plan ("1999 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1999 Plan. All the Company's employees, consultants, and advisors other than the Company's executive officers and directors are eligible to participate in the 1999 Plan. Only non-statutory stock options, restricted stock awards, and other stock-based awards may be granted under the 1999 Plan. Shares available for option grants under the 1999 Plan were 217,266 and 1,045,000 at December 31, 2000 and 1999, respectively.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

There were options to purchase 999,400 and 205,000 shares of common stock outstanding at December 31, 2000 and 1999, respectively, of which options to purchase 67,917 and 66,667 shares were exercisable.

The following table summarizes stock option transactions for the years ended December 31, 2000, 1999, and 1998.

                                                                            WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                              ----------    ----------------
Outstanding at December 31, 1997                               2,287,200         $ 7.37
  Granted                                                      1,360,500          14.30
  Canceled                                                      (768,077)          8.96
  Exercised                                                     (428,446)          4.87
                                                              ----------         ------
Outstanding at December 31, 1998                               2,451,177         $10.97
  Granted                                                      1,259,965         $12.23
  Cancelled                                                     (410,381)         12.36
  Exercised                                                     (380,581)         11.07
                                                              ----------         ------
Outstanding at December 31, 1999                               2,920,180         $11.32
  Granted                                                      1,542,750         $ 5.37
  Cancelled                                                   (1,185,390)          9.33
  Exercised                                                      (39,584)          5.20
                                                              ----------         ------
Outstanding at December 31, 2000                               3,237,956         $ 9.28
                                                              ==========         ======

The following table summarizes information about stock options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ---------------------------------   -------------------------
                                  WEIGHTED AVERAGE                                     WEIGHTED
   RANGE OF          NUMBER          REMAINING          WEIGHTED          NUMBER       AVERAGE
   EXERCISE      OUTSTANDING AT   CONTRACTUAL LIFE      AVERAGE       EXERCISABLE AT   EXERCISE
     PRICE          12/31/00          (YEARS)        EXERCISE PRICE      12/31/00       PRICE
---------------  --------------   ----------------   --------------   --------------   --------
$ 3.94 - $ 5.75    1,545,713            8.5              $ 5.19          359,827        $ 4.63
  6.00 -   9.00      230,582            6.8                6.93          160,760          7.15
  9.38 -  13.50      588,350            7.3               10.57          412,082         10.39
 14.58 -  18.13      758,145            4.4               15.22          256,341         15.64
 22.75 -  23.63      115,166            7.3               23.21           82,133         23.15

The exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the Company's common stock on the date of grant

The Company's 1996 Employee Stock Purchase Plan which permits employees of the Company to purchase shares of common stock pursuant to payroll deductions at a price equal to 85% of the fair market value of the Company's common stock on either the first or last day of the purchase period, whichever is lower. The Company has adopted semiannual purchase periods of October through March and April through September. As of December 31, 2000, employees had deposited with the Company, through payroll deductions, approximately $100,000 to purchase shares through the stock purchase plan at March 31, 2001. In May 2000, the Plan was further amended to increase the reserved shares from 400,000 to 600,000.

At December 31, 2000, 1999, and 1998, 4,968,000, 4,839,000, and 3,990,000
shares, respectively, were reserved for the stock option and Employee Stock Purchase plans.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below for the periods ending December 31 (in thousands except per share):

                                                        2000        1999       1998
                                                       -------    --------    -------
Net income (loss), as reported                         $ 2,172    $(12,648)   $ 1,053
Net income (loss), pro forma                            (2,073)    (17,690)    (3,444)
Basic earnings (loss) per share, as reported              0.14       (0.81)      0.07
Basic earnings (loss) per share, pro forma               (0.13)      (1.13)     (0.23)
Diluted earnings (loss)per share, as reported             0.14       (0.81)      0.07
Diluted earnings (loss) per share, pro forma             (0.13)      (1.13)     (0.23)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0%; expected volatility of 65%, 70%, and 70%; risk-free interest rate of 6.6%, 5.2%, and 5.4%; and expected lives of 5 years for 2000 and 1998 and
4.26 years for 1999. The weighted-average fair value of options granted using this option-pricing model in 2000, 1999, and 1998 was $3.26, $6.04, and $8.65, respectively.

The fair value of each estimated stock grant under the employee stock purchase plan is based on the price of the stock at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0%; expected volatility of 65%, 70%, and 70%; risk-free interest rate of 5.53%, 4.96%, and 4.81%, and expected lives of six months.

13. ACQUISITIONS

On November 14, 1997, the Company acquired all of the outstanding stock of Mabel for $2.5 million, which included $100,000 of direct costs associated with the acquisition. The purchase was paid in the form of cash for $475,000, 72,816 shares of common stock of the Company valued at $750,000, $375,000 due in three equal annual installments of $125,000 on the anniversary date of the transaction, $286,000 of notes payable to the former Mabel shareholders, and the assumption of liabilities of $623,000. The agreement also calls for a contingent payment to be made in 2001. The payment is contingent on the continued employment of the former Mabel shareholders and is based on the revenues generated by the Mabel division. As of December 31, 2000, upon achieving certain milestones, the Company recorded a liability of $1.3 million associated with this contingent payment. The payment is expected to be made in the first quarter of 2001.

The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Mabel have been included in the consolidated financial statements from the acquisition date. The purchase price was first allocated to tangible assets based on their net realizable value or fair market value

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES on the date of the acquisition. The remaining portion of the purchase price was allocated to identified intangible assets, goodwill, and in-process research and development.

In 1998, the Company acquired substantially all of the assets of Quantra Corporation ("Quantra") pursuant to an Asset Purchase Agreement, among the Company, Quantra, and AEGON USA Realty Advisors, Inc., the sole stockholder of Quantra. The purchase price for the Quantra acquisition consisted of 546,019 shares of the Company's common stock valued at $8.8 million, $2.3 million in cash and the assumption of certain liabilities of Quantra of approximately $4.1 million, plus the costs of effecting the transaction. The Company and Quantra also entered into an Escrow Agreement pursuant to which an additional $1.2 million was held in escrow to reimburse the Company in connection with certain acquisition costs and breaches of representations, warranties, and covenants, if any, by Quantra. The escrow agreement expired on March 20, 1999 and all the escrowed monies were returned to the Company.

The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Quantra have been included in the consolidated financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets and liabilities based on their fair market value on the date of the acquisition.

Also in 1998, the Company completed its acquisition (the "Savid Acquisition") of the outstanding shares of Savid International Inc. and The Savid Group, Inc. (together, "Savid") pursuant to a Stock Purchase Agreement between the Company, Savid and the sole stockholder ("Stockholder") of Savid. The purchase price of the Savid acquisition consisted of $739,000 in cash, net of cash received of $82,500, and the assumption of certain liabilities of Savid of $118,000, plus the costs of effecting the transaction. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Savid have been included in the consolidated financial statements from the acquisition date. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development based on their fair market value on the date of the acquisition. Under the agreement, an additional consideration of $750,000 was to be provided if revenues of $3,000,000 were attained since April 15, 1998. This level of revenue was attained in the third quarter of 2000. In addition, the Company shall pay to the stockholder an aggregate of 10% of the license fees with respect to sales and/or licensing of the Savid product during the period commencing on April 15, 1998 and ending on April 14, 2003.

In 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership, and tax accounting software and service support to hedge fund managers and traders, for 685,683 shares of Common Stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. The Company, HedgeWare and the former stockholders of HedgeWare have entered into an Escrow Agreement providing, among other things, that 89,139 shares of Common Stock will be held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. To date, there have been no claims against the escrow and, therefore, the escrow shares were released in the first quarter of 2001. The results of operations presented below for the years ended December 31, 1998 and 1999 present the Company and HedgeWare as stand-alone entities. There were no intercompany transactions and no adjustments to net assets of the combining companies to adopt the same accounting practices.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                                       TOTAL
                                                             COMPANY     HEDGEWARE    COMPANY
                                                             --------    ---------    --------
                                                                      (IN THOUSANDS)
1998
  Revenues                                                   $ 69,413     $ 4,180     $ 73,593
  Net income (loss)                                          $  2,862     $(1,809)    $  1,053
                                                             --------     -------     --------
1999
  Revenues                                                   $ 63,067     $ 2,669     $ 65,736
  Net income (loss)                                           (14,044)      1,396      (12,648)

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

Also in 1999, the Company acquired all of the outstanding stock of The Brookside Corporation. Pursuant to the Purchase Agreement, all of the outstanding shares of common stock of Brookside held by the stockholder were exchanged for an aggregate of 27,600 shares of Common Stock of the Company. The consolidated results of operations for the year ended December 31, 1999 include the results of operations of Brookside from the beginning of the year. The consolidated financial statements for prior periods have not been restated since the impact of such restatement would not be material.

For the Mabel, Quantra, and Savid acquisitions, the allocation to completed technology is based on future risk-adjusted discounted cash flows. Completed technology has been capitalized and included within Intangible and Other Assets. Amortization expense associated with completed technology for the Mabel, Quantra, and Savid acquisitions for the years ended December 31, 1998, 1999, and 2000 were $2,973,000, $3,299,000, and $96,000, respectively.

The Company believes that the amounts recorded as in-process research and development (IPR&D) charges at the dates of the acquisitions of Quantra and Savid were measured in a manner consistent with widely recognized appraisal practices that were being utilized at the time of the acquisitions. Subsequent to the acquisitions, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission (SEC) expressed views of the SEC staff that took issue with certain appraisal practices employed in the determination of the fair value of IPR&D that was the basis of the Company's measurement of its IPR&D charge. Accordingly, the Company has resolved to adjust the amount originally allocated to acquired IPR&D in a manner to reflect the SEC staff's. This revised allocation was completed March 24, 1999. The effect of this revised allocation was to increase the allocation of the purchase price to completed technology and decreased the allocation of the purchase price to purchased in-process technology as reported in the table below (in thousands).

                                                                 AS          AS
                                                              REPORTED    RESTATED
                                                              --------    --------
Tangible net assets                                           $ 4,667     $ 4,667
Purchased in-process research and development                   7,980       5,878
Purchased completed technology                                  3,505       5,607
                                                              -------     -------
                                                              $16,152     $16,152
                                                              =======     =======

Other factors considered in the allocation of the purchase price to in-process research and development include the estimated net cash flows generated from such projects, discounting the net cash flows back to

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES their present values, and adjusting values to reflect the contribution of completed and core technologies. For the Quantra and Savid acquisitions, the Company developed revenue projections over a five to six year period in three categories: license, maintenance, and consulting. License revenue projections were based on expected unit sales over the projected lives of the respective product lines. The other categories of revenue were generally estimated as a percentage of total license revenues and ranged from 15% to 20% for maintenance and from 10% to 30% for consulting, depending on the product. Savid consulting revenues were projected to be insignificant. Expense assumptions were based on the imposition of the Company's cost structure on the acquired technologies and products. The discount rates for the Quantra in-process research and development projects were 23% and 28%; the discount rate for the Savid in-process research and development projects was 20%.

For the Mabel acquisition, the Company developed revenue projections based on unit sales estimates over the projected lives of the Mabel product lines. Expense assumptions were based on Mabel's past experience and had not been adjusted for expected cost synergies with SS&C. The discount rate for the Mabel in-process research and development was 22%.

The following summarizes the allocation of the purchase price for the Quantra and Savid acquisitions (in thousands):

                                                               1998
                                                              -------
Accounts receivable                                           $ 1,481
Unbilled accounts receivable                                    2,694
Other assets                                                       63
Equipment and furniture                                           429
Completed technology                                            5,607
Incomplete technology                                           5,878
                                                              -------
                                                              $16,152
                                                              =======

The unaudited pro forma condensed consolidated results of operations presented below for the year ended December 31, 1998 assumes the Quantra and Savid acquisitions occurred at the beginning of 1998. The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1998 excludes the $5.9 million write-off of purchased in-process research and development related to the Quantra and Savid acquisitions (in thousands, except per share data):

                                                               1998
                                                              -------
Total revenues                                                $76,299
Operating income                                                2,618
Net income                                                      1,571
Basic earnings per share                                         0.11
Diluted earnings per share                                       0.10

These pro forma results are not necessarily indicative of results of operations that would have actually occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

14. COMMITMENTS AND CONTINGENCIES

On May 7, 1999, the Company announced that it had entered into an agreement that provides for the settlement of the consolidated securities class action lawsuit pending against the Company. The settlement provides that all claims against the Company, certain of its officers and directors, and underwriters, will be dismissed. Under the terms of the settlement, in exchange for the dismissal and release of all claims, the

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

Company paid to the class $7.5 million in cash, together with shares of Common Stock of the Company valued at $1.3 million. The Company recorded a charge for the settlement of approximately $9.3 million, including legal fees, in the quarter ended June 30, 1999.

From time to time, the Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any other litigation that it believes could have a material effect on the Company or its business.

15. RELATED PARTY TRANSACTIONS

The Company has a liability with the former Mabel shareholders. (see Note 5)

On May 1, 1998, the Company invested approximately $2.2 million in cash in exchange for a 24% ownership interest in Caminus Corporation, a services and software company serving the power and gas trading business. The Company also entered into an exclusive distribution agreement which allows Caminus to sell the Company's software products within energy-related markets over a five-year period based on certain terms and conditions. Under this agreement, Caminus purchased $750,000 in 1998, $1,250,000 in 1999 and $750,000 in 2000 of software.

In the fourth quarter of 1998, the Company sold its interest in Caminus for $2,250,000 and obtained a warrant to purchase 4.5% of Caminus. In January 2000, the Company exercised the warrant to purchase 277,052 shares of Caminus for $1.8 million. During 2000, the Company sold 111,205 shares and realized a gain of $2.3 million.

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

16. INTERNATIONAL SALES AND GEOGRAPHIC INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. There were no sales to any individual customers during the years in the three-year period ended 2000 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the customer.

The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas and Europe. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia Pacific and Japan.

Revenues by geography for the years ended December 31, were (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Americas                                                $49,974    $53,471    $63,661
Europe                                                    6,850     11,557      9,127
Other segments                                            3,190        708        805
                                                        -------    -------    -------
                                                        $60,014    $65,736    $73,593
                                                        =======    =======    =======

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

Long-lived assets by geography for the years ended December 31, were (in thousands):

                                                               2000       1999
                                                              -------    -------
Americas                                                      $10,533    $10,547
Europe                                                            424        720
Other segments                                                    193        168
                                                              -------    -------
                                                              $11,150    $11,435
                                                              =======    =======

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST      SECOND      THIRD     FOURTH
                                                     QUARTER    QUARTER     QUARTER    QUARTER
                                                     -------    --------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
  Revenue                                            $15,120    $ 15,403    $15,312    $14,179
  Gross profit                                         8,955       9,549      9,876      8,606
  Operating income (loss)                             (1,290)         87         89     (1,086)
  Net income                                              11         609        634        918
  Basic earnings per share                                --         .04        .04        .06
  Diluted earnings per share                              --         .04        .04        .06
1999
  Revenue                                            $19,447    $ 16,621    $15,228    $14,440
  Gross profit                                        12,831       9,143      8,165      7,591
  Operating income (loss)                              1,126     (13,299)    (4,948)    (4,961)
  Net income (loss)                                    1,481     (11,838)    (2,113)      (178)
  Basic earnings (loss) per share                       0.10       (0.76)     (0.14)     (0.01)
  Diluted earnings (loss) per share                     0.09       (0.76)     (0.14)     (0.01)

The fourth quarter of 2000 includes a $2.0 million gain related to the sale of additional Caminus shares. The second quarter of 1999 includes the $9.3 million settlement of the lawsuit related to the Company's initial public offering.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

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

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----

               /s/ WILLIAM C. STONE                  President, Chief Executive         March 30, 2001
---------------------------------------------------  Officer, and Chairman of the
                 William C. Stone                    Board of Directors (Principal
                                                     Executive Officer)

             /s/ ANTHONY R. GUARASCIO                Senior Vice President, Chief       March 30, 2001
---------------------------------------------------  Financial Officer (Principal
               Anthony R. Guarascio                  Financial and Accounting Officer)

              /s/ DAVID W. CLARK, JR.                Director                           March 30, 2001
---------------------------------------------------
                David W. Clark, Jr.

               /s/ JOSEPH H. FISHER                  Director                           March 30, 2001
---------------------------------------------------
                 Joseph H. Fisher

             /s/ JONATHAN M. SCHOFIELD               Director                           March 30, 2001
---------------------------------------------------
               Jonathan M. Schofield

               /s/ WILLIAM W. WYMAN                  Director                           March 30, 2001
---------------------------------------------------
                 William W. Wyman

             /s/ PATRICK J. MCDONNELL                Director                           March 30, 2001
---------------------------------------------------
               Patrick J. McDonnell