Form 10-Q
period 2001-03-31
SS&C TECHNOLOGIES INC
filed 2001-05-15
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Number of shares outstanding of the issuer's classes of common stock as of May 10, 2001:


             Class                                  Number of Shares Outstanding
             -----                                  ----------------------------
Common Stock, par value $0.01 per share                      15,069,016

                             SS&C TECHNOLOGIES, INC.

                                      INDEX


                                                                         Page
                                                                        Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at
          March 31, 2001 and December 31, 2000                            2

          Consolidated Statements of Operations for the three-month
          periods ended March 31, 2001 and 2000                           3

          Consolidated Statements of Cash Flows for the three-month
          periods ended March 31, 2001 and 2000                           4

          Notes to Consolidated Financial Statements                      5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     10

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                      11

Item 6.   Exhibits and Reports on Form 8-K                               11

          SIGNATURE                                                      12


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      March 31,
                                                                         2001        December 31,
                                                                     (unaudited)         2000
                                                                     -----------     ------------
ASSETS
Current assets
     Cash and cash equivalents                                         $ 25,656        $ 20,690
     Investments in marketable securities                                31,817          35,840
     Accounts receivable, net of allowance for doubtful accounts         10,152          10,509
     Income taxes receivable                                                337             144
     Prepaid expenses and other current assets                            1,861           1,955
     Deferred income taxes                                                3,315           3,391
                                                                     -----------     ------------
Total current assets                                                     73,138          72,529
                                                                     -----------     ------------
Property and equipment:
     Leasehold improvements                                               3,093           2,983
     Equipment, furniture, and fixtures                                  16,667          16,338
                                                                     -----------     ------------
                                                                         19,760          19,321
     Less accumulated depreciation                                      (11,213)        (10,429)
                                                                     -----------     ------------
     Net property and equipment                                           8,547           8,892
                                                                     -----------     ------------

Deferred income taxes                                                     6,924           7,179
Goodwill, net of accumulated amortization                                   113             129
Intangible and other assets, net of accumulated amortization              2,157           2,129
                                                                     -----------     ------------
Total assets                                                           $ 90,879        $ 90,858
                                                                     ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                 $      6        $     94
     Accounts payable                                                     1,345           1,121
     Accrued employee compensation and benefits                           1,574           1,071
     Other accrued expenses                                               1,445           3,492
     Deferred maintenance and other revenue                              15,240          12,421
                                                                     -----------     ------------
Total current liabilities                                                19,610          18,199

Long-term debt                                                                3               5
                                                                     -----------     ------------
Total liabilities                                                        19,613          18,204
                                                                     -----------     ------------

Stockholders' equity:
     Common stock                                                           162             162
     Treasury stock                                                      (6,204)         (5,700)
     Additional paid in capital                                          88,812          88,852
     Accumulated other comprehensive income                               1,004           2,434
     Accumulated deficit                                                (12,508)        (13,094)
                                                                     -----------     ------------
Total stockholders' equity                                               71,266          72,654
                                                                     -----------     ------------
Total liabilities and stockholders' equity                             $ 90,879        $ 90,858
                                                                     ===========     ============


See accompanying Notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three months ended
                                                     March 31,       March 31,
                                                       2001            2000
                                                     --------        --------
Revenues:
  Software licenses                                  $  3,212        $  4,138
  Maintenance                                           6,413           6,572
  Professional services                                 1,786           3,410
  Outsourcing                                           1,418           1,000
                                                     --------        --------
     Total revenues                                    12,829          15,120
                                                     --------        --------
Cost of revenues:
  Software licenses                                       180             238
  Maintenance                                           1,815           1,640
  Professional services                                 1,858           2,826
  Outsourcing                                           1,432           1,461
                                                     --------        --------
     Total cost of revenues                             5,285           6,165
                                                     --------        --------
Gross profit                                            7,544           8,955
                                                     --------        --------
Operating expenses:
  Selling and marketing                                 2,881           3,543
  Research and development                              3,173           4,081
  General and administrative                            2,529           2,621
                                                     --------        --------
     Total operating expenses                           8,583          10,245
                                                     --------        --------
Operating loss                                         (1,039)         (1,290)
                                                     --------        --------

Interest income, net                                      721             614
Other income, net                                       1,234             693
                                                     --------        --------

Income before income taxes                                916              17
Provision for income taxes                                330               6
                                                     --------        --------
Net income                                           $    586        $     11
                                                     ========        ========

Basic earnings per share                             $   0.04        $   0.00
                                                     ========        ========

Basic weighted average number of common
shares outstanding                                     15,105          16,044
                                                     ========        ========

Diluted earnings per share                           $   0.04        $   0.00
                                                     ========        ========

Diluted weighted average number of  common and
common equivalent shares outstanding                   15,166          16,113
                                                     ========        ========


See accompanying Notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         Three months ended
                                                                      March 31,       March 31,
                                                                        2001            2000
                                                                      ---------       ---------
Cash flow from operating activities:
        Net income                                                    $    586        $     11
                                                                      ---------       ---------
Adjustments to reconcile net income  to net cash provided by operating activities:
         Depreciation and amortization                                     880           1,105
         Gain on sales of equity investments                            (1,219)           (482)
         Gain on sale of property and equipment                             (3)             --
         Deferred income taxes                                             331               6
         Provision for doubtful accounts                                   332             317
         Changes in operating assets and liabilities, excluding
         effects from acquisitions:
               Accounts receivable                                        (183)         (1,763)
               Prepaid expenses and other current assets                    54            (348)
               Taxes receivable                                           (193)            245
               Accounts payable                                            224            (157)
               Accrued expenses                                         (1,544)           (986)
               Deferred maintenance and other revenues                   2,819           2,999
                                                                      ---------       ---------
                       Total adjustments                                 1,498             936
                                                                      ---------       ---------
        Net cash provided by operating activities                        2,084             947
                                                                      ---------       ---------

Cash flow from investing activities:
        Additions to property and equipment                               (479)           (613)
        Proceeds from sale of property and equipment                        16               7
        Issuance of convertible note receivable                             --          (1,000)
        Additions to capitalized software and other intangibles            (81)            (93)
        Purchases of marketable securities                             (12,807)         (7,150)
        Sales of marketable securities                                  16,827           3,982
                                                                      ---------       ---------
        Net cash provided by (used in) investing activities              3,476          (4,867)
                                                                      ---------       ---------

Cash flow from financing activities:
        Repayment of debt                                                  (90)             (1)
        Purchase of common stock for treasury                             (504)             --
                                                                      ---------       ---------
        Net cash used in financing activities                             (594)             (1)
                                                                      ---------       ---------

Net (decrease) increase in cash and cash equivalents                     4,966          (3,921)
Cash and cash equivalents, beginning of period                          20,690          14,304
                                                                      ---------       ---------
Cash and cash equivalents, end of period                              $ 25,656        $ 10,383
                                                                      =========       =========

See accompanying Notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2000 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the full year.


2. Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase 2.7 million and 2.3 million shares at March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):


                                                           March 31,   March 31,
                                                             2001        2000
                                                           ---------   ---------
Basic weighted average shares outstanding                   15,105      16,044
Weighted average common stock equivalents -- options            61          69
                                                           ---------   ---------
Diluted weighted average shares outstanding                 15,166      16,113
                                                           =========   =========

3. Comprehensive Income

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

The following table sets forth the components of comprehensive income (loss) (in thousands):

                                                     Three months ended
                                            ------------------------------------
                                            March 31, 2001        March 31, 2000
                                            --------------        --------------
Net income                                    $   586               $    11
Foreign currency translation losses              (209)                  (90)
Unrealized gains (losses) on
  marketable securities                        (1,221)                3,310
                                              --------              --------
Total comprehensive income (loss)             $  (844)              $ 3,231
                                              ========              ========

4. Stock Repurchase Program

On May 23, 2000, the Company's Board of Directors approved a plan, which provided for to repurchase of its Common Stock for a total expenditure of up to $20 million. During the three months ended March 31, 2001, 93,100 shares of Common Stock were repurchased for approximately $0.5 million. To date, under the repurchase plan, the Company has purchased a total of 1,154,219 shares of Common Stock for a total of approximately $6.2 million.

5. Reclassifications

Certain amounts in the Company's 2000 consolidated financial statements have been reclassified to be comparable with the 2001 presentation. These classifications have had no effect on net income, working capital or net equity.

6. Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.

7. International Sales and Geography Information

The Company manages its business primarily on a geographic basis. The Company attributes net sales to a particular country based upon location of the customer. The Company's geographic segments consist of the Americas and Europe. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia Pacific and Japan.

Revenues by geography for the three months ended March 31, were (in thousands):

                                                              (Unaudited)
                                                           2001         2000
                                                         --------      --------
Americas                                                $ 10,363       $ 12,139
Europe                                                     1,700          2,298
Other                                                        766            683
                                                         --------      --------
                                                         $ 12,829      $ 15,120
                                                         ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by SS&C Direct. Revenues for the three months ended March 31, 2001 were $12.8 million, representing a decrease of 15% from the $15.1 million in the respective period in 2000. The decrease of $2.3 million was primarily due to a decrease in software licenses and professional services offset by an increase in outsourcing revenue.

Software Licenses. Software license revenues for the three months ended March 31, 2001 was $3.2 million, representing a decrease of 22% from the $4.1 million in the comparable period of the prior year. The decrease of $0.9 million in license revenue was primarily attributable to lower sales of Total Return 2000, AdvisorWare 2000 and Mabel, offset by increases in sales of CAMRA 2000 and PTS 2000.

Maintenance. Maintenance revenues for the three months ended March 31, 2001 were $6.4 million, representing a decrease of 2% from the $6.6 million in the comparable period of the prior year. The decrease was mainly attributable to lower SKYLINE and CAMRA 2000 maintenance renewals.

Professional Services. Professional services revenues for the three months ended March 31, 2001 were $1.8 million, representing a decrease of 48% from the $3.4 million in the comparable period of the prior year. Demand for the Company's implementation, conversion and training services has decreased primarily due to the decrease in sales of the Company's software license. The professional services revenues will continue to be affected by the overall license revenue levels.

Outsourcing. Outsourcing revenues for the three months ended March 31, 2001 were $1.4 million, representing an increase of 42% from the $1.0 million in the comparable period of the prior year. The increases is primarily due to increased demand by customers for outsourcing services as an alternative to license purchases.


Cost of Revenues

Total cost of revenues decreased by 14% from $6.2 million in the three months ended March 31, 2000 to $5.3 million in the three months ended March 31, 2001. Total gross margins were 59% for the three months ended March 31, 2001, which was unchanged from the comparable period of the prior year.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software and the amortization of completed technology. The cost of software licenses decreased 24% from $238 thousand in the three months ended March 31, 2000 to $180 thousand in the three months ended March 31, 2001. The decrease in costs was mainly due to the reduction of amortization of completed technology. The amortization, which was related to the 1998 Savid International acquisition, was completed in the second quarter of 2000. The cost of software license revenues as a percentage of such revenues remained the same at 6% for the three months ended March 31, 2001 and 2000.

Cost of Maintenance. Cost of maintenance primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. The cost of maintenance increased 11% from $1.6 million in the three months ended March 31, 2000 to $1.8 million in the three months ended March 31, 2001. The increase was primarily due to increased personnel required to support the installed client base. The cost of maintenance as a percentage of such revenues increased from 25% in the three months ended March 31, 2000 to 28% in the same period of 2001.

Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues decreased 34% from $2.8 million in the three months ended March 31, 2000 to $1.9 million in the three months ended March 31, 2001. The cost of professional services revenues as a percentage of such revenues increased from 83% in the three months ended March 31, 2000 to 104% in the three months ended March 31, 2001. The Company has significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services, which was a result of the lower license revenues as compared to prior periods. The increase in the cost of professional services as a percentage of professional services revenues was due to lower overall efficiencies as a result of lower revenues.

Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues decreased 2% from $1.5 million in the three months ended March 31, 2000 to $1.4 million in the three months ended March 31, 2001, representing 146% and 101% of outsourcing revenue in those periods, respectively. The decrease in costs of outsourcing as a percentage of outsourcing revenues was due primarily to improved operating efficiencies.

Operating Expenses

Total operating costs decreased 16% from $10.2 million in the three months ended March 31, 2000 to $8.6 million in the three months ended March 31, 2001, representing 68% and 67% of total revenues in those periods, respectively. The decrease in total operating costs was due primarily to the cost reduction steps that the Company has undertaken to align its operating expenses with revenues.

Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. These expenses decreased 19% from $3.5 million in the three months ended March 31, 2000 to $2.9 million in the three months ended March 31, 2001, representing 23% of total revenues for both periods. The dollar decrease was largely attributable to lower personnel related costs due to a reduction of personnel.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 22% from $4.1 million in the three months ended March 31, 2000 to $3.2 million in the three months ended March 31, 2001, representing 27% and 25%, respectively, of those revenues for those periods. The dollar decrease was mainly due to lower personnel-related costs associated with the reduction in the number of research and development personnel and the elimination of redundant costs.

General and Administrative. General and administrative expenses are primarily composed of personnel costs related to management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 4% from $2.6 million in the three months ended March 31, 2000 to $2.5 million in the three months ended March 31, 2001, representing 17% and 20%, respectively, of total revenues for those periods. The dollar decrease was largely attributable to lower personnel costs due to a reduction in administration personnel.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $721 thousand for the three months ended March 31, 2001 compared to $614 thousand in the same period of 2000. Included in other income, net for the periods ended March 31, 2001 and March 31, 2000 were non-operational gains of $1.2 million and $482 thousand, respectively, resulting from the sale of an equity investment.

Provision for Income Taxes. The Company had an effective tax rate of 33% and 36% in the periods ending March 31, 2000 and 2001, respectively. The increase in the effective tax rate was primarily due to lower research and development tax credits and the impact of the shift in marketable securities investments from non-taxable to taxable securities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at March 31, 2001 were $57.5 million, increasing $1.0 million from the $56.5 million at December 31, 2000. Included in marketable securities at March 31, 2001 was an equity investment valued at $2.1 million that is subject to considerable market risk due to its volatility.

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2001. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items and an increase in deferred maintenance and other revenues.

Investing activities provided cash of $3.5 million for the three months ended March 31, 2001. This was primarily due to the net proceeds from the sale of marketable securities of $4.0 million, offset by capital expenditures of $0.5 million.

Financing activities used net cash of $0.6 million. This was primarily due to the Company's stock repurchase plan. The Company purchased 93,100 shares of Common Stock for treasury in the three-month period ended March 31, 2001 for a total cost of $0.5 million.

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

Dependence on Database Supplier. The relational database design used in one of the Company's software products incorporates PFXplus, a "C"-based database management system licensed to the Company by POWERflex Corporation Proprietary Limited, an Australian vendor ("Powerflex"). If Powerflex were to increase its fees under the license agreement, the Company's results of operations could be materially adversely affected. Moreover, if Powerflex were to terminate the license agreement, the Company would have to seek an alternative relational database for its software products. Even though the Company believes that it could migrate its products to an alternative database, there can be no assurance that the Company would be able to license a database in a timely fashion with similar features and on terms acceptable to the Company.

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

Risks Associated with International Operations. The Company has risks associated with its foreign operations. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those foreign markets. A portion of the Company's international sales is denominated in foreign currency, and the Company occasionally hedges some of the risk associated with foreign exchange fluctuations. Although the Company believes its foreign currency exchange rate risk is minimal, significant fluctuations in the value of foreign currencies could have a material adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of other risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of third-party contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments. The Company generally places its marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations. The Company does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material.

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through March 31, 2001, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information relates to the use of the $52.8 million of net proceeds from the Company's initial public offering of Common Stock (the "Offering").

The effective date of the Company's Registration Statement on Form S-1 File No. 333-3094 (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

From the effective date of the Registration Statement through March 31, 2001, the Company has used the net offering proceeds to the Company as follows (in thousands):

             Corporate move and equipment purchases               $ 15,497
             Acquisition of other business                           5,333
             Repayment of indebtedness                               3,627
             Purchase of common stock for treasury                   6,204
             Marketable securities                                  22,139
                                                                  --------
                 Total                                            $ 52,800
                                                                  ========

All of the above listed payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. No exhibits are being filed as part of this Report.

b. There were no reports filed on Form 8-K in the quarter ended March 31, 2001.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SS&C TECHNOLOGIES, INC.


Date: May 14, 2001                By:/s/ Anthony R. Guarascio

                                  Anthony R. Guarascio
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)