Form 10-Q
period 2001-06-30
SS&C TECHNOLOGIES INC
filed 2001-08-14
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Number of shares outstanding of the issuer's classes of common stock as of August 8, 2001:


            Class                                Number of Shares Outstanding

Common Stock, par value $0.01 per share                   14,995,227

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                                     Page
                                                                                    Number

         PART I.    FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets at

                    June 30, 2001 and December 31, 2000                                2

                    Consolidated Statements of Operations for the
                    three-month and six-month periods ended June 30, 2001
                    and 2000                                                           3

                    Consolidated Statements of Cash Flows for the
                    six-month periods ended June 30, 2001 and 2000                     4

                    Notes to Consolidated Financial Statements                         5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                7

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                              11

         PART II.   OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds                         12

         Item 4.    Submission of Matters to a Vote of Security Holders               12

         Item 6.    Exhibits and Reports on Form 8-K                                  13

                    SIGNATURE                                                         14

                    EXHIBIT INDEX                                                     15





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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             June 30,          December 31,
                                                                               2001                2000
                                                                           (unaudited)
                                                                           -----------         ------------
ASSETS
Current assets
    Cash and cash equivalents                                               $ 25,496             $ 20,690
    Investments in marketable securities                                      34,802               35,840
    Accounts receivable, net of allowance for doubtful accounts                8,672               10,509
    Income taxes receivable                                                      374                  144
    Prepaid expenses and other current assets                                  1,929                1,955
    Deferred income taxes                                                      3,115                3,391
                                                                           -----------         ------------
Total current assets                                                          74,388               72,529
                                                                           -----------         ------------
Property and equipment:
    Leasehold improvements                                                     3,135                2,983
    Equipment, furniture, and fixtures                                        17,027               16,338
                                                                           -----------         ------------
                                                                              20,162               19,321
    Less accumulated depreciation                                            (11,930)             (10,429)
                                                                           -----------         ------------
     Net property and equipment                                                8,232                8,892
                                                                           -----------         ------------
Deferred income taxes                                                          6,402                7,179
Goodwill, net of accumulated amortization                                         97                  129
Intangible and other assets, net of accumulated amortization                   2,109                2,129
                                                                           -----------         ------------
Total assets                                                                $ 91,228             $ 90,858
                                                                           ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                         $    7               $   94
    Accounts payable                                                           1,689                1,121
    Accrued employee compensation and benefits                                 1,928                1,071
    Other accrued expenses                                                     1,720                3,492
    Deferred maintenance and other revenue                                    13,596               12,421
                                                                           -----------         ------------
Total current liabilities                                                     18,940               18,199
                                                                           -----------         ------------
    Long-term debt                                                                 2                    5
                                                                           -----------         ------------
Total liabilities                                                             18,942               18,204
                                                                           -----------         ------------


Stockholders' equity:
    Common stock                                                                 162                  162
    Treasury stock                                                            (6,490)              (5,700)
    Additional paid-in capital                                                88,999               88,852
    Accumulated other comprehensive income                                       926                2,434
    Accumulated deficit                                                      (11,311)             (13,094)
                                                                           -----------         ------------
Total stockholders' equity                                                    72,286               72,654
                                                                           -----------         ------------
Total liabilities and stockholders' equity                                  $ 91,228             $ 90,858
                                                                           ===========         ============


          See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            Three Months Ended               Six Months Ended
                                                                         June 30,        June 30,        June 30,         June 30,
                                                                          2001            2000            2001             2000
                                                                          ------          ------          ------          ------
             Revenues:
                Software licenses                                        $ 3,865         $ 4,068         $ 7,077         $ 8,206
                Maintenance                                                6,705           6,599          13,118          13,171
                Professional services                                      2,294           3,261           4,080           6,671
                Outsourcing                                                1,415           1,475           2,833           2,475
                                                                          ------          ------          ------          ------
                  Total revenues                                          14,279          15,403          27,108          30,523
                                                                          ------          ------          ------          ------
             Cost of revenues:
                Software licenses                                            188             257             368             495
                Maintenance                                                1,800           1,664           3,615           3,305
                Professional services                                      1,540           2,264           3,398           5,090
               Outsourcing                                                 1,339           1,669           2,771           3,129
                                                                          ------          ------          ------          ------
                  Total cost of revenues                                   4,867           5,854          10,152          12,019
                                                                          ------          ------          ------          ------
             Gross profit                                                  9,412           9,549          16,956          18,504
                                                                          ------          ------          ------          ------
             Operating expenses:
               Selling and marketing                                       3,062           2,920           5,943           6,463
               Research and development                                    2,864           3,729           6,037           7,810
               General and administrative                                  2,839           2,813           5,368           5,434
                                                                          ------          ------          ------          ------
                  Total operating expenses                                 8,765           9,462          17,348          19,707
                                                                          ------          ------          ------          ------
             Operating income (loss)                                         647              87           (392)         (1,203)
                                                                          ------          ------          ------          ------
             Interest income, net                                            687             692           1,408           1,306
             Other income, net                                               581              77           1,815             770
                                                                          ------          ------          ------          ------
             Income before income taxes                                    1,915             856           2,831             873
             Provision for income taxes                                      718             247           1,048             253
                                                                          ------          ------          ------          ------
             Net income                                                 $  1,197         $   609        $  1,783          $  620
                                                                        ========         =======        ========          ======

             Basic earnings per share                                    $  0.08         $  0.04         $  0.12         $  0.04
                                                                        ========         =======        ========          ======
             Basic weighted average number of common shares
             outstanding                                                  15,049          16,103          15,077          16,073
                                                                        ========         =======        ========          ======
             Diluted earnings per share                                  $  0.08         $  0.04         $  0.12         $  0.04
                                                                        ========         =======        ========          ======
             Diluted weighted average number of common and
             common equivalent shares outstanding                         15,108          16,125          15,136          16,110
                                                                        ========         =======        ========          ======



          See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               Six months ended
                                                                                         June 30,              June 30,
                                                                                           2001                  2000
                                                                                        ----------            ---------
             Cash flow from operating activities:
                    Net income                                                           $  1,783               $  620
                                                                                        ----------            ---------
             Adjustments to reconcile net income to net cash provided by operating activities:
                     Depreciation and amortization                                          1,811                2,137
                     Gain on sales of equity investments                                  (1,800)                    -
                     Gain on sale of property and equipment                                   (3)                    -
                     Deferred income taxes                                                  1,052                  194
                     Provision for doubtful accounts                                          385                  784
                     Changes in operating assets and liabilities:
                          Accounts receivable                                               1,377              (1,248)
                          Prepaid expenses and other current assets                          (32)                   29
                          Taxes receivable                                                  (245)                  202
                          Accounts payable                                                    580                  238
                          Accrued expenses                                                  (888)                (542)
                          Deferred maintenance and other revenues                           1,270                2,363
                                                                                        ----------            ---------
                                 Total adjustments                                          3,507                4,157
                                                                                        ----------            ---------
                    Net cash provided by operating activities                               5,290                4,777
                                                                                        ----------            ---------
             Cash flow from investing activities:
                    Additions to property and equipment                                   (1,093)              (1,194)
                    Proceeds from sale of property and equipment                               51                   10
                    Issuance of convertible note receivable                                     -              (1,000)
                    Additions to capitalized software and other intangibles                  (87)                (152)
                    Purchases of marketable securities                                   (20,118)             (17,906)
                    Sales of marketable securities                                         21,711               11,433
                                                                                        ----------            ---------
                    Net cash provided by (used in) investing activities                       464              (8,809)
                                                                                        ----------            ---------
             Cash flow from financing activities:
                    Repayment of debt                                                        (91)                  (3)
                    Issuance of common stock                                                  188                  328
                    Purchase of common stock for treasury                                   (791)                (220)
                                                                                        ----------            ---------
                    Net cash (used in) provided by financing activities                     (694)                  105
                                                                                        ----------            ---------
             Effect of exchange rate changes on cash                                        (254)                    -
                                                                                        ----------            ---------
             Net increase (decrease) in cash and cash equivalents                           4,806              (3,927)
             Cash and cash equivalents, beginning of period                                20,690               14,304
                                                                                        ----------            ---------
             Cash and cash equivalents, end of period                                  $   25,496             $ 10,377
                                                                                       ===========            =========

          See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2001 and the results of its operations for the three months and six months ended June 30, 2001 and 2000. These statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2000 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the expected results for the full year.

2. Basic and Diluted Earnings Per Share


     Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase 2.6 million and 3.3 million shares at June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share for the quarter ended because the effect of including such options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):


                                                                     Three months ended             Six months ended
                                                                   June 30,      June 30,       June 30,       June 30,
                                                                     2001         2000            2001           2000
                                                                   -------       -------        -------         -------
     Basic weighted average shares outstanding                      15,049        16,103          15,077         16,073
     Weighted average common stock equivalents -- options               59            22              59             37
                                                                   -------       -------        -------         -------
     Diluted weighted average shares outstanding                    15,108        16,125          15,136         16,110
                                                                   =======       =======        ========        =======


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


     The following table sets forth the components of comprehensive income (in thousands):

                                                                               (Unaudited)
                                                       ------------------------------------------------------------
                                                           Three months ended                   Six months ended
                                                       ------------------------------------------------------------
                                                       June 30,         June 30,          June 30,         June 30,
                                                         2001             2000              2001             2000
                                                       ---------       ----------        ---------        ---------
         Net income                                     $ 1,197           $ 609           $ 1,783           $ 620
         Foreign currency translation losses                (55)            (58)             (264)           (148)
         Unrealized gains (losses) on
         marketable securities                              (23)          1,164            (1,244)          4,474
                                                       ---------       ----------        ---------        ---------
            Total comprehensive income                  $ 1,119         $ 1,715              $275           $4,946
                                                       =========       ==========        =========        =========

4. Stock Repurchase Program


     On May 24, 2001, the Company's Board of Directors authorized the repurchase of its Common Stock through May 22, 2002 for a total expenditure of up to $20 million. The stock repurchase is in addition to a recently completed repurchase program begun on May 23, 2000. During the three months ended June 30, 2001, 56,500 shares of Common Stock were repurchased for approximately $0.3 million. As of June 20, 2001, under the repurchase programs, the Company had repurchased a total of 1,210,719 shares of Common Stock for approximately $6.5 million.


5. Commitments and Contingencies:

     From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any other litigation that it believes could have a material effect on the Company or its business.

6. International Sales and Geography Information


     The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas and Europe. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia Pacific and Japan.


          Revenues by geography were (in thousands):

                                      (unaudited)                         (unaudited)
                                  Three months ended                   Six months ended
                              -------------------------         ----------------------------
                               June 30,        June 30,          June 30,           June 30,
                                 2001            2000              2001               2000
                              ---------      ----------         ---------          ---------
       Americas               $ 12,624        $ 13,445          $ 22,987           $ 25,584
       Europe                    1,163           1,202             2,863              3,500
       Other                       492             756             1,258              1,439
                              ---------      ----------         ---------          ---------
                              $ 14,279        $ 15,403          $ 27,108           $ 30,523
                              =========      ==========         =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by SS&C Direct. Revenues for the three months ended June 30, 2001 were $14.3 million, representing a decrease of 7% from $15.4 million in the same period in 2000. The decrease of $1.1 million for the three months ended June 30, 2001 was mainly attributable to decreases in professional services and license revenues, which was partially offset by an increase in maintenance revenues. Revenues for the six months ended June 30, 2001 were $27.1 million, a decrease of 11% from $30.5 million in the same period in 2000. The decrease of $3.4 million for the six months ended June 30, 2001 was attributable to a decrease in professional services and license revenues, which was partially offset by an increase in outsourcing services revenues.

Software Licenses. Software license revenues for the three and six months ended June 30, 2001 were $3.9 million and $7.1 million, respectively, representing decreases of 5% and 14% from the $4.1 million and $8.2 million, respectively, in the comparable periods in 2000. The decrease in the license revenues for the three months ended June 30, 2001 was primarily the result of lower sales of Antares 2000, AdvisorWare 2000, and SKYLINE, which was partially offset by increased sales of CAMRA 2000 and Total Return 2000. The decrease for the six months ended June 30, 2001 was primarily the result of lower sales of Antares 2000, AdvisorWare 2000, Mabel and SKYLINE, which was partially offset by increased sales of CAMRA 2000, Total Return 2000, and PTS 2000.

Maintenance. Maintenance revenues for the three months ended June 30, 2001 were $6.7 million, representing an increase of 2% over the $6.6 million for the same period in 2000. The increase was primarily due to growth in the Company's installed base of clients requiring maintenance services. Maintenance revenues for the six months ended June 30, 2001 were $13.1 million, unchanged compared to the same period in 2000.


Professional Services. Professional services revenues for the three and six months ended June 30, 2001 were $2.3 million and $4.1 million, respectively, representing decreases of 30% and 39% from the $3.3 million and $6.7 million, respectively, in the comparable periods in 2000. Demand for the Company's implementation, conversion and training services has decreased primarily due to the decrease in sales of the Company's software products which require such services. The professional service revenues will continue to be affected by the overall license revenue levels.


Outsourcing Services. Outsourcing services revenues for the three months ended June 30, 2001 were $1.4 million representing a decrease of 4% over the $1.5 million in the comparable periods of the prior year. Revenues for the six months ended June 30, 2001 were $2.8 million, representing an increase of 14% over the $2.5 million in the comparable periods in 2000. The increase for the six-month period ended June 30, 2001 was due to an increased demand by customers for outsourcing services.

Cost of Revenues

Total cost of revenues for the three and six months ended June 30, 2001 were $4.9 million and $10.2 million, respectively, representing decreases of 17% and 16%, respectively, from the $5.9 million and $12.0 million, respectively, in the comparable periods in 2000. The gross margin increased to 66% in the three months ended June 30, 2001 from 62% in the comparable period in 2000. For the six months ended June 30, 2001, the gross margin increased to 63% from 61% in the comparable period in 2000. This gross margin increase in both the three and six-month periods was primarily due to an increase in the outsourcing services revenue margins.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software and the amortization of completed technology. Cost of software licenses decreased 27% from $257,000 in the three-month period ended June 30, 2000 to $187,000 for the same period in 2001, representing 6% and 5% of license revenues in each of those quarters, respectively. Cost of software licenses in the six-month periods ended June 30, 2000 and 2001 were $495,000 and $368,000, respectively and represented 6% and 5% of license revenues in each of those periods, respectively. The decreases in costs for both the three and six-month periods ended June 30, 2000 were due primarily to the reduction in amortization for completed technology. The amortization, which was related to the 1998 acquisition of Savid International, was completed in the second quarter of 2000.

Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. The cost of maintenance increased from $1.7 million in the three months ended June 30, 2000 to $1.8 million in the three months ended June 30, 2001. The cost of maintenance increased from $3.3 million in the six months ended June 30, 2000 to $3.6 million in the six months ended June 30, 2001. The increase costs for both the three and six-month periods ended June 30, 2001 was mainly due to higher personnel and wage costs. The cost of maintenance remained relatively constant as a percentage of such revenues for the three and six-month periods ended June 30, 2001 and 2000.


Cost of Professional Services. Cost of professional services revenues primarily consists of the cost of personnel utilized to provide implementation, conversion and training services to the Company's software licensees as well as custom programming, system integration and actuarial consulting services. The cost of professional service revenues decreased 32% from $2.3 million in the three months ended June 30, 2000 to $1.5 million for the same period in 2001, representing 69% and 67% of professional service revenues in each of those quarters, respectively. Cost of professional services revenue in the six-month periods ended June 30, 2000 and 2001 were $5.1 million and $3.4 million respectively, and represented 76% and 83% of professional services revenues in each of those periods, respectively. The Company has significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services.

Cost of Outsourcing. Cost of outsourcing revenues primarily consists of the cost of personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues decreased 20% from $1.7 million in the three months ended June 30, 2000 to $1.3 million for the same period in 2001, representing 113% and 95% of outsourcing revenues in each of those quarters, respectively. Cost of outsourcing in the six-month periods ended June 30, 2000 and 2001 was $3.1 million and $2.8 million, respectively, representing 126% and 98% of outsourcing revenues in each of those periods, respectively. The decrease in the cost of outsourcing is due to lower personnel related costs as a result of improved operational efficiencies.


Operating Expenses

Selling and Marketing. Selling and marketing expenses primarily consist of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses increased 5% from $2.9 million in the three months ended June 30, 2000 to $3.1 million in the three months ended June 30, 2001, representing 19% and 21%, respectively, of total revenues for those periods. These expenses decreased 8% from $6.5 million in the six months ended June 30, 2000 to $5.9 million in the same period in 2001, representing 21% and 22%, respectively, of total revenue for those periods. The increase for the three-month period ended June 30, 2001 was mainly due to higher personnel and recruiting costs as the Company increased sales personnel during the quarter. The decrease for the six-month period ended June 30, 2001 was largely attributable to lower personnel related costs and lower sales commissions due to reduced license revenues.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 23% from $3.7 million in the three months ended June 30, 2000 to $2.9 million in the three months ended June 30, 2001, representing 24% and 20%, respectively, of total revenues for those periods. Research and development expenses decreased 23% from $7.8 million in the six months ended June 30, 2000 to $6.0 million in the six-month period ended June 30, 2001, representing 26% and 22%, respectively, of total revenue for those periods. These decreases were mainly due to lower personnel-related costs resulting from improved operational efficiencies.

General and Administrative. General and administrative expenses are primarily composed of the cost of personnel utilized in management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses for the three months ended June 30, 2001 were $2.8 million, unchanged compared to the three months ended June 30, 2000, representing 20% and 18%, respectively, of total revenues for those periods. These expenses decreased 1% from $5.4 million in the six months ended June 30, 2000 to $5.4 million in the same period in 2001, representing 18% and 20%, respectively, of total revenues for those periods. The year to date dollar decrease was mainly attributable to lower bad debt expense.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $687,000 for the three months ended June 30, 2001 compared to $692,000 in the same period in 2000. Interest, net increased 8% from $1.3 million in the six months ended June 30, 2000 to $1.4 million in the same period in 2001. Included in other income, net for the three and the six months ended June 30, 2001 was a gain on the sale of an equity investment $580 thousand and $1.8 million, respectively.

Provision for Income Taxes. The Company had effective tax rates of 29% and 37% in the six-month periods ended June 30, 2000 and 2001, respectively. The increase in the effective tax rate was primarily due to lower research and development tax credits and the impact of the shift in marketable securities investments from non-taxable to taxable securities.

LIQUIDITY AND CAPITAL RESOURCES


The Company's cash, cash equivalents and marketable securities at June 30, 2001 were $60.3 million, increasing $3.8 million from the $56.5 million at December 31, 2000. Included in marketable securities at June 30, 2001 was an equity investment valued at $2.0 million that is subject to considerable market risk due to its volatility.


Net cash provided by operating activities was $5.3 million for the six months ended June 30, 2001. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items, an increase in deferred revenues, and a decrease in accounts receivable. Accounts receivables decreased from $10.5 million at December 31, 2000 to $8.7 million at June 30, 2001, reducing days sales outstanding to 55 days.

Investing activities provided cash of $0.5 million for the six months ended June 30, 2001. This was primarily due to the net proceeds from the sale of marketable securities of $1.6 million offset by capital expenditures of $1.1 million.


Financing activities used cash of $0.7 million. This was primarily due to the Company's stock repurchase program. The Company repurchased 149,600 shares of Common Stock for treasury in the six-month period ended June 30, 2001 for a total cost of $0.8 million.


The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS


Fluctuations in Quarterly Performance. Historically, the Company's revenues and operating results have fluctuated substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's individual license transactions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, consulting, and other recurring revenues and professional services; changes in the Company's operating expenses; personnel changes; and fluctuations in economic and financial market conditions. The timing, size, and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

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

Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA 2000, AdvisorWare 2000, Total Return 2000, PTS 2000, and SKYLINE software and the provision of maintenance and consulting services in support of such software. The Company expects that the revenue from these software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through June 30, 2001, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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


From the effective date of the Registration Statement through June 30, 2001, the Company has used the net offering proceeds to the Company as follows (in thousands):

       Corporate move and equipment purchases                    $ 16,111
       Acquisition of other business                                5,333
       Repayment of indebtedness                                    3,629
       Purchase of common stock for treasury                        6,490
       Marketable securities                                       21,237
             Total                                                $52,800


All of the above listed payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the 2001 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 24, 2001, the following matters were acted upon by the stockholders of the Company:


1. The election of Joseph H. Fisher and David W. Clark, Jr. as Class II directors for the ensuing three years;


2. The approval of the amendment to the Company's 1998 Stock Incentive Plan, as amended, to increase the number of shares of Common Stock authorized for issuance thereunder from 2,000,000 to 2,500,000 shares;


3. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the current fiscal year.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 15,200,716. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Jonathan M. Schofield, Patrick J. McDonnell, and William C. Stone. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                                     Votes         Votes                         Broker
Matter                                                Votes For     Withheld       Against       Abstentions    Non-Votes
------                                                ---------     --------      ---------      -----------    ---------
Election of Directors:
    Joseph H. Fisher (Class II)                        13,785,773     633,350            N/A            N/A           N/A
    David W. Clark, Jr. (Class II)                     13,785,773     633,350            N/A            N/A           N/A
Approval of Amendment to 1998 Stock Incentive Plan     13,047,495         N/A      1,365,378          6,250           N/A
Ratification of PricewaterhouseCoopers LLP             14,243,393         N/A        173,460          2,270           N/A

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

a. The exhibit listed in the Exhibit Index immediately preceding such exhibit is filed as part of or is included in this Report.

b.   Reports on Form 8-K.

(i) On May 25, 2001, the Company filed a Current Report on Form 8-K, dated May 24, 2001, to report under Item 5 (Other Events) that the Company had been authorized to repurchase shares of its Common Stock with an aggregate value of up to $20,000,000. The stock repurchase is in addition to a recently completed program to repurchase shares which begun on May 23, 2000 pursuant to which the Company repurchased 1,203,219 shares for a total expenditure of $6,449,353. No financial statements were required to be filed with this Report.


(ii) On May 25, 2001, the Company filed a Current Report on Form 8-K to update under Item 5 (Other Events) the description of the Company's securities. No financial statements were required to be filed with this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SS&C TECHNOLOGIES, INC.


Date: August 13, 2001              By:/s/ Anthony R. Guarascio

                                   Anthony R. Guarascio
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number  Description


10.1 1998 Stock Incentive Plan, as amended (Filed as Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A for the Registrant's Annual Meeting of Stockholders held May 24, 2001 File No. 000-28430), and incorporated herein by reference).