Form 10-Q
period 2001-09-30
SS&C TECHNOLOGIES INC
filed 2001-11-13
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
     (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


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

Number of shares outstanding of the issuer's sole class of common stock as of November 9, 2001:

                 Class                          Number of Shares Outstanding
                 -----                          ----------------------------
  Common Stock, par value $0.01 per share                14,883,419

                             SS&C TECHNOLOGIES, INC.

                                      INDEX


                                                                    Page
                                                                   Number
                                                                   ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at
           September 30, 2001 and December 31,
           2000                                                       2

           Consolidated Statements of
           Operations for the  three-months and
           nine-months ended September 30, 2001
           and 2000                                                   3

           Consolidated Statements of Cash
           Flows for the nine-months ended
           September 30, 2001 and 2000                                4

           Notes to Consolidated Financial
           Statements                                                 5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                              7

Item 3.    Quantitative and Qualitative
           Disclosures About Market
           Risk                                                       11

PART II.   OTHER INFORMATION


Item 2.    Changes in Securities and Use of
           Proceeds                                                   12

Item 6.    Exhibits and Reports on Form 8-K                           12

           SIGNATURE                                                  13


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                    September 30,      December 31,
                                                                        2001               2000
                                                                     (unaudited)
                                                                      --------           --------
ASSETS
Current assets:
    Cash and cash equivalents                                         $ 24,125           $ 20,690
    Investments in marketable securities                                34,606             35,840
    Accounts receivable, net of allowance for doubtful
       accounts                                                          7,959             10,509
    Income taxes receivable                                               --                  144
    Prepaid expenses and other current assets                            1,679              1,955
    Deferred income taxes                                                2,020              3,391
                                                                      --------           --------
Total current assets                                                    70,389             72,529
                                                                      --------           --------
Property and equipment:
    Leasehold improvements                                               3,191              2,983
    Equipment, furniture, and fixtures                                  17,595             16,338
                                                                      --------           --------
                                                                        20,786             19,321
    Less accumulated depreciation                                      (12,760)           (10,429)
                                                                      --------           --------
    Net property and equipment                                           8,026              8,892
                                                                      --------           --------

Deferred income taxes                                                    7,641              7,179
Goodwill, net of accumulated amortization                                   81                129
Intangible and other assets, net of accumulated amortization             2,063              2,129
                                                                      --------           --------

Total assets                                                          $ 88,200           $ 90,858
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                 $      7           $     94
    Accounts payable                                                     1,501              1,121
    Income taxes payable                                                   322               --
    Accrued employee compensation and benefits                           1,805              1,071
    Other accrued expenses                                               1,460              3,497
    Deferred maintenance and other revenue                              11,224             12,421
                                                                      --------           --------
Total current liabilities                                               16,319             18,204
                                                                      --------           --------

Stockholders' equity:
    Common stock                                                           162                162
    Treasury stock                                                      (7,552)            (5,700)
    Additional paid-in capital                                          89,058             88,852
    Accumulated other comprehensive income                                 498              2,434
    Accumulated deficit                                                (10,285)           (13,094)
                                                                      --------           --------
Total stockholders' equity                                              71,881             72,654
                                                                      --------           --------

Total liabilities and stockholders' equity                            $ 88,200           $ 90,858
                                                                      ========           ========


          See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                  September 30,     September 30,      September 30,      September 30,
                                                     2001               2000              2001              2000
                                                   --------           --------          --------          --------
Revenues:
   Software licenses                               $  4,508           $  4,507          $ 11,585          $ 12,713
   Maintenance                                        6,727              6,373            19,845            19,544
   Professional services                              1,548              2,740             5,628             9,411
   Outsourcing                                        1,357              1,692             4,190             4,167
                                                   --------           --------          --------          --------
     Total revenues                                  14,140             15,312            41,248            45,835
                                                   --------           --------          --------          --------
Cost of revenues:
   Software licenses                                    180                227               548               722
   Maintenance                                        1,708              1,573             5,323             4,878
   Professional services                              1,481              1,915             4,879             7,005
   Outsourcing                                        1,329              1,721             4,100             4,850
                                                   --------           --------          --------          --------
     Total cost of revenues                           4,698              5,436            14,850            17,455
                                                   --------           --------          --------          --------
Gross profit                                          9,442              9,876            26,398            28,380
                                                   --------           --------          --------          --------
Operating expenses:
  Selling and marketing                               2,827              2,814             8,770             9,277
  Research and development                            2,790              3,380             8,827            11,190
  General and administrative                          2,601              3,593             7,969             9,027
                                                   --------           --------          --------          --------
     Total operating expenses                         8,218              9,787            25,566            29,494
                                                   --------           --------          --------          --------
Operating income (loss)                               1,224                 89               832            (1,114)
                                                   --------           --------          --------          --------

Interest income, net                                    661                815             2,069             2,121
Other income (expense), net                            (171)                41             1,644               811
                                                   --------           --------          --------          --------

Income before income taxes                            1,714                945             4,545             1,818
Provision for income taxes                              687                311             1,735               564
                                                   --------           --------          --------          --------
Net income                                         $  1,027           $    634          $  2,810          $  1,254
                                                   --------           --------          --------          --------

Basic earnings per share                           $   0.07           $   0.04          $   0.19          $   0.08
                                                   ========           ========          ========          ========

Basic weighted average number of common
shares outstanding                                   14,969             15,867            15,040            16,005
                                                   ========           ========          ========          ========

Diluted earnings per share                         $   0.07           $   0.04          $   0.19          $   0.08
                                                   ========           ========          ========          ========

Diluted weighted average number of common
and common equivalent shares outstanding             15,234             15,922            15,168            16,047
                                                   ========           ========          ========          ========


          See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                      September 30,      September 30,
                                                                          2001               2000
                                                                        --------           --------
Cash flow from operating activities:
       Net income                                                       $  2,810           $  1,254
                                                                        --------           --------
Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization                                      2,693              3,099
        Gain on sales of equity investments                               (1,800)              --
        Deferred income taxes                                                908                555
        Provision for doubtful accounts                                      696              1,442
        Changes in operating assets and liabilities:
             Accounts receivable                                           1,819             (1,468)
             Prepaid expenses and other assets                               298                105
             Taxes receivable                                                147              2,555
             Accounts payable                                                388                 92
             Accrued expenses                                             (1,304)            (1,229)
             Taxes payable                                                   322               --
             Deferred maintenance and other revenues                      (1,152)                30
                                                                        --------           --------
                    Total adjustments                                      3,015              5,181
                                                                        --------           --------
       Net cash provided by operating activities                           5,825              6,435
                                                                        --------           --------

Cash flow from investing activities:
       Additions to property and equipment                                (1,691)            (1,452)
       Proceeds from sale of property and equipment                           62                 10
       Issuance of convertible note receivable                              --               (1,000)
       Additions to capitalized software and other intangibles              (159)              (168)
       Purchases of marketable securities                                (27,192)           (39,808)
       Sales of marketable securities                                     28,366             32,544
                                                                        --------           --------
       Net cash used in investing activities                                (614)            (9,874)
                                                                        --------           --------

Cash flow from financing activities:
       Repayment of debt                                                     (77)                (4)
       Issuance of common stock                                              188                278
       Purchase of common stock for treasury                              (1,852)            (2,253)
       Exercise of options                                                    58                171
                                                                        --------           --------
       Net cash used in financing activities                              (1,683)            (1,808)
                                                                        --------           --------

Effect of exchange rate changes on cash                                      (93)              --
                                                                        --------           --------

Net increase (decrease) in cash and cash equivalents                       3,435             (5,247)
Cash and cash equivalents, beginning of period                            20,690             14,304
                                                                        --------           --------
Cash and cash equivalents, end of period                                $ 24,125           $  9,057
                                                                        ========           ========


          See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.    Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2001 and the results of its operations for the three months and nine months ended September 30, 2001 and 2000. These statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001. The December 31, 2000 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by United States generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the full year.


2.    Basic and Diluted Earnings Per Share

      Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares are comprised of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase 1.5 million and 2.9 million shares at September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share for the respective periods because the effect of including such options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                                           (unaudited)
                                                        Three Months Ended             Nine Months Ended
                                                   -----------------------------  -----------------------------
                                                   September 30,   September 30,  September 30,   September 30,
                                                       2001            2000            2001            2000
                                                      ------          ------          ------          ------
Basic weighted average shares outstanding             14,969          15,867          15,040          16,005
Weighted average common stock equivalents --
options                                                  265              55             128              42
                                                      ------          ------          ------          ------
Diluted weighted average shares outstanding           15,234          15,922          15,168          16,047
                                                      ======          ======          ======          ======

3.    Comprehensive Income

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

The following table sets forth the components of comprehensive income (in thousands):


                                                                      (unaudited)
                                             -----------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                             -------------------------------    ------------------------------
                                             September 30,     September 30,    September 30,    September 30,
                                                 2001              2000              2001              2000
                                             -------------     -------------    -------------    -------------
Net income                                     $ 1,027           $   634           $ 2,810           $ 1,254
Foreign currency translation (losses)
gains                                              187              (167)              (77)             (315)
Unrealized gains (losses) on
marketable securities                             (615)            3,904            (1,859)            8,379
                                               -------           -------           -------           -------
Total comprehensive income                     $   599           $ 4,371           $   874           $ 9,318
                                               =======           =======           =======           =======


4.    Stock Repurchase Program

      On May 24, 2001, the Company's Board of Directors authorized the expenditure of up to $20 million for the repurchase of its common stock through May 24, 2002. The stock repurchase is in addition to a repurchase program begun on May 23, 2000 and completed on May 23, 2001, pursuant to which the Company repurchased 1,203,219 shares of common stock for approximately $6.5 million. During the three months ended September 30, 2001, 159,000 shares of common stock were repurchased for approximately $1.1 million. As of September 30, 2001, under the repurchase programs, the Company had repurchased a total of 1,369,719 shares of Common Stock for approximately $7.6 million.


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

      Revenues by geography were (in thousands):

                       (unaudited)                      (unaudited)
                    Three Months Ended                Nine Months Ended
                ------------------------------   ------------------------------
                September 30,    September 30,   September 30,     September 30,
                    2001             2000             2001             2000
                -------------    -------------   -------------     ------------
Americas          $12,429          $12,355          $35,416          $37,939
Europe              1,139            1,746            4,002            5,246
Other                 572            1,211            1,830            2,650
                  -------          -------          -------          -------
                  $14,140          $15,312          $41,248          $45,835
                  =======          =======          =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by SS&C Direct. Revenues for the three months ended September 30, 2001 were $14.1 million, representing a decrease of 8% from $15.3 million in the same period in 2000. The decrease of $1.2 million for the three months ended September 30, 2001 was mainly attributable to decreases in professional services and outsourcing revenues, which was partially offset by an increase in maintenance revenues. Revenues for the nine months ended September 30, 2001 were $41.2 million, representing a decrease of 10% from $45.8 million in the same period in 2000. The decrease of $4.6 million for the nine months ended September 30, 2001 was attributable to a decrease in professional services and license revenues, which was partially offset by an increase in maintenance revenues.

Software Licenses. Software license revenues for the three months ended September 30, 2001 were $4.5 million, unchanged compared to the same period in 2000. Higher sales of CAMRA 2000 and PTS 2000 were offset by lower sales of Antares 2000, SKYLINE, and Mabel. Software license revenues for the nine months ended September 30, 2001 were $11.6 million, representing a decrease of 9% from the $12.7 million for the same period in 2000. The decrease was primarily the result of lower sales of Antares 2000, AdvisorWare 2000, Mabel, and SKYLINE, which was partially offset by increased sales of CAMRA 2000, PTS 2000, and Total Return 2000.

Maintenance. Maintenance revenues for the three months and nine months ended September 30, 2001 were $6.7 million and $19.8 million, respectively, representing increases of 6% and 2% over the $6.4 million and $19.5 million, respectively, for the comparable periods in 2000. The increase was primarily due to growth in the Company's installed base of clients requiring maintenance services.

Professional Services. Professional services revenues for the three and nine months ended September 30, 2001 were $1.5 million and $5.6 million, respectively, representing decreases of 44% and 40% from the $2.7 million and $9.4 million, respectively, for the comparable periods in 2000. The decreases were primarily due to lower demand for the Company's implementation, conversion and training services. The professional service revenues will be affected by the Company's overall license revenue levels.

Outsourcing Services. Outsourcing services revenues for the three months ended September 30, 2001 were $1.4 million representing a decrease of 20% from the $1.7 million for the same period in 2000. The decrease was due primarily to decreased demand by customers for outsourcing services. Revenues for the nine months ended September 30, 2001 were $4.2 million, unchanged compared to the same period in 2000.


Cost of Revenues

Total cost of revenues for the three and nine months ended September 30, 2001 were $4.7 million and $14.9 million, respectively, representing decreases of 14% and 15%, respectively, from the $5.4 million and $17.5 million, respectively, for the comparable periods in 2000. The gross margin increased to 67% in the three months ended September 30, 2001 from 65% for the comparable period in 2000. For the nine months ended September 30, 2001, the gross margin increased to 64% from 62% for the comparable period in 2000. This gross margin increase in both the three and nine-month periods was primarily due to an increase in the license and outsourcing revenue margins.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and labor involved in the distribution of the Company's software and the amortization of completed technology. Cost of software licenses decreased 21% from $227,000 in the three-month period ended September 30, 2000 to $180,000 for the same period in 2001, representing 5% and 4% of license revenues in each of those quarters, respectively. Cost of software licenses in the nine-month periods ended September 30, 2000 and 2001 were $722,000 and $548,000, respectively, representing 6% and 5%, respectively, of license revenues in each of those periods. The decrease in costs for the nine months ending September 30, 2000 was due primarily to the reduction in amortization for completed technology. The amortization, which was related to the 1998 acquisition of Savid International, was completed in the second quarter of 2000.

Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. The cost of maintenance increased from $1.6 million in the three months ended September 30, 2000 to $1.7 million in the three months ended September 30, 2001. The cost of maintenance increased from $4.9 million in the nine months ended September 30, 2000 to $5.3 million in the nine months ended September 30, 2001. The increase costs for both the three and nine-month periods ended September 30, 2001 was mainly due to higher personnel and wage costs. The cost of maintenance remained relatively constant as a percentage of such revenues for the three and nine-month periods ended September 30, 2001 and 2000.

Cost of Professional Services. Cost of professional services revenues primarily consists of the cost of personnel utilized to provide implementation, conversion and training services to the Company's software licensees as well as custom programming, system integration and actuarial consulting services. The cost of professional service revenues decreased 23% from $1.9 million in the three months ended September 30, 2000 to $1.5 million for the same period in 2001, representing 70% and 96%, respectively, of professional service revenues in each of those periods. Cost of professional services revenue in the nine months ended September 30, 2000 and 2001 were $7.0 million and $4.9 million respectively, and represented 74% and 87%, respectively, of professional services revenues in each of those periods. The Company has significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services.

Cost of Outsourcing. Cost of outsourcing revenues primarily consists of the cost of personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues decreased 23% from $1.7 million in the three months ended September 30, 2000 to $1.3 million for the same period in 2001, representing 102% and 98%, respectively, of outsourcing revenues in each of those periods. Cost of outsourcing in the nine months ended September 30, 2000 and 2001 was $4.9 million and $4.1 million, respectively, representing 116% and 98%, respectively, of outsourcing revenues in each of those periods. The decrease in the cost of outsourcing is due to lower personnel related costs as a result of improved operational efficiencies.


Operating Expenses

Selling and Marketing. Selling and marketing expenses primarily consist of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. Selling and marketing expenses for the three months ended September 30, 2001 were unchanged compared to the comparable period in 2000, representing 18% and 20%, respectively, of total revenues for those periods. These expenses decreased 5% from $9.3 million in the nine months ended September 30, 2000 to $8.8 million for the same period in 2001, representing 20% and 21%, respectively, of total revenue for those periods. The decrease for the nine-month period ended September 30, 2001 was largely attributable to lower personnel-related costs and lower sales incentive commissions due to lower revenues.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 17% from $3.4 million in the three months ended September 30, 2000 to $2.8 million for the same period in 2001, representing 22% and 20%, respectively, of total revenues for those periods. Research and development expenses decreased 21% from $11.2 million in the nine months ended September 30, 2000 to $8.8 million for the same period in 2001, representing 24% and 21%, respectively, of total revenue for those periods. These decreases were mainly due to lower personnel-related costs resulting from improved operational efficiencies.

General and Administrative. General and administrative expenses are primarily composed of personnel costs attributable to management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 28% from $3.6 million in the three months ended September 30, 2000 to $2.8 million for the same period in 2001, representing 23% and 18%, respectively, of total revenue for those periods. These expenses decreased 12% from $9.0 million in the nine months ended September 30, 2000 to $8.0 million for the same period in 2001, representing 20% and 19%, respectively, of total revenues for those periods. The decreases were mainly attributable to lower bad debt expense and a one-time performance payment of $750,000 during the three months ended September 30, 2000 associated with the 1998 acquisition of Savid International. The payment was based on certain revenue attainment goals.

Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income and other non-operational income and expenses. Interest income, net decreased 19% from $815,000 for the three months ended September 30, 2000 to $661,000 for the same period in 2001. The decrease was due to lower returns caused by lower interest rates on investments. Included in other income (expense), net for the nine months ended September 30, 2001 was a gain on the sale of an equity investment of $1.8 million compared to a gain of $0.5 million for the nine months ended September 30, 2000.

Provision for Income Taxes. The Company had effective tax rates of 31% and 38% in the nine-month periods ended September 30, 2000 and 2001, respectively. The increase in the effective tax rate was primarily due to lower research and development tax credits and the impact of the shift in marketable securities from non-taxable to taxable securities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at September 30, 2001 were $58.7 million, increasing $2.2 million from the $56.5 million at December 31, 2000. Included in marketable securities at September 30, 2001 was an equity investment valued at $1.1 million that is subject to considerable market risk due to its volatility.

Net cash provided by operating activities was $5.8 million for the nine months ended September 30, 2001. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items and a decrease in accounts receivable offset by a decrease in deferred revenues and accrued expenses. Accounts receivable decreased from $10.5 million at December 31, 2000 to $8.0 million at September 30, 2001, reducing days sales outstanding to 51 days.

Investing activities used cash of $0.6 million for the nine months ended September 30, 2001. This was primarily due to capital expenditures of $1.7 million partially offset by the net proceeds from the sale of marketable securities of $1.2 million.

Financing activities used cash of $1.7 million for the nine months ended September 30, 2001. This was primarily due to the Company's stock repurchase programs. The Company repurchased 308,600 shares of its common stock for treasury in the nine months ended September 30, 2001 for a total cost of $1.9 million.

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

Business Model Change. The Company continues to modify its business model from one based on license fees derived from licensing proprietary software to one based on both licensing its software and transaction fees for the use of SS&C Direct outsourcing services. Due to this change in the business model, the Company's revenues will increasingly depend on its ability to attract customers to SS&C Direct and on its ability to grow the number and volume of users of the Company's outsourcing services. The number of users and the volume of their activity are largely outside of the Company's control. Thus, the Company's past operating results may not be a meaningful indicator of its future performance.

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

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Through September 30, 2001, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

From the effective date of the Registration Statement through September 30, 2001, the Company has used the net offering proceeds to the Company as follows (in thousands):


            Corporate move and equipment purchases            $16,709
            Acquisition of other business                       5,333
            Repayment of indebtedness                           3,615
            Purchase of common stock for treasury               7,552
            Marketable securities                              19,591
                                                              -------
                  Total                                       $52,800
                                                              =======

All of the above listed payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

a.    NA.

b.    NA.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SS&C TECHNOLOGIES, INC.

Date: November 13, 2001        By:/s/ Anthony R. Guarascio
                               Anthony R. Guarascio
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)