Form 10-K
period 2001-12-31
SS&C TECHNOLOGIES INC
filed 2002-03-29
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $124,130,000 based on the closing sale price of $9.15 of the Registrant's Common Stock on the Nasdaq National Market on such date.

     As of March 21, 2002, 13,566,093 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III -- Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual meeting of stockholders to be held on May 22, 2002.

                            SS&C TECHNOLOGIES, INC.

                       YEAR 2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I.
Item 1.    Business....................................................    2
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   15
Item 4.    Submission of Matters to a Vote of Security Holders.........   15
           Executive Officers of the Registrant........................   15

                                  PART II.
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   15
Item 6.    Selected Financial Data.....................................   17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   17
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   25
Item 8.    Financial Statements and Supplementary Data.................   25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   25

                                  PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   26
Item 11.   Executive Compensation......................................   26
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   26
Item 13.   Certain Relationships and Related Transactions..............   26

                                  PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   26
           Signatures Page.............................................   52

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

PTS, Macro Pricing, SKYLINE, PRO-JECT, HedgeWare, AdvisorWare, PortPro, BANC, TradeDesk and TradePath are registered trademarks, SS&C, CAMRA, CAMRA, CAMRA XE, XE for Asset Management, SKYLINE II, AdvisorWare, LMS, LMS SnapShots, Extend, PTS, Capital Suite, Total Return, Antares, Antares XE, SS&C Debt & Derivatives, Mabel, REMS, and Finesse are trademarks; and SS&C Direct, ASPplus, Center of Excellence, and Straight-Thru Processing are service marks of either SS&C Technologies, Inc., or one of its subsidiaries. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                     PART I

OVERVIEW

SS&C Technologies, Inc. ("SS&C" or the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. The Company is a leading provider of client/server-based investment and financial management software, Application Service Provider (ASP) solutions and Business Process Outsourcing (BPO) solutions, and related services in five vertical markets in the institutional investment marketplace:

     1) financial institutions;

     2) hedge funds and family offices;

     3) institutional asset managers;

     4) insurance entities and pension funds; and

     5) real estate property managers.

The Company has developed a family of software products that provides a full range of mission-critical information management and analysis, trading, accounting, reporting, and compliance tools to help high-level investment professionals make informed real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products are focused on improving the effectiveness of decision-making through open, fully integrated access to meaningful data, acquired on a timely basis. The Company provides products and services to more than 7,500 organizations worldwide.

INDUSTRY BACKGROUND

The institutional investment management marketplace comprises a variety of enterprises and organizations. The Company classifies the markets it serves into the five segments outlined above. Each of these industry segments operates in an environment characterized by:

     - rapidly changing market conditions;

     - globalization requiring 24 x 7 x 365 solutions, service, and support;

     - increasing trading and monetary transaction volumes coupled with shorter settlement cycles;

     - asset and security products proliferating in both number and complexity;

     - continually evolving regulatory requirements; and

     - fierce competition.

Professionals throughout the global financial services industry must be able to make timely and informed investment decisions reflecting global market information about securities that are often far more complex than those associated with traditional equity and debt instruments.

COMPANY STRATEGY

The Company's strategy is to be a leading application software products and services provider to the global institutional investment marketplace, delivering superior product functionality with enabling technologies that can be deployed globally and integrated via the Internet, and available on a license, outsource, ASP, or "blended" solution basis.

The Company's primary objectives are to:

     - Provide "Front-to-Back" solutions that deliver depth and breadth of product offering for each of the markets served;

     - Facilitate connectivity among SS&C systems, and between SS&C systems and third-party systems and information providers;

     - Deliver web-enabled applications that permit clients to access their information whenever they need it, wherever they need it;

     - Increase recurring revenues as a percentage of total revenues;

     - Pursue strategic acquisitions that further strengthen the Company's leadership position in vertical market spaces, and drive revenues and recurring revenues; and

     - Closely manage expenses to deliver profitability and earnings per share.

COMPETITIVE ADVANTAGES

The Company maintains a competitive position in each of the markets it serves. Moreover, within each vertical market and asset class, the Company offers a "suite" of products and/or services to meet the needs of the enterprise. These tools deliver a breadth and depth of functionality that afford the Company a competitive advantage.

Since 1997, the Company has championed the concept of "Straight-Thru Processing"--providing integration of front-end trading and modeling--straight through to portfolio management, compliance, and reporting--to back-office processing, clearing, and accounting. All of the Company's products support connectivity, Internet delivery, and global timeframes.

Creating, maintaining, and marketing the Company's systems require not only robust technology, but also a wealth of highly specialized knowledge and expertise that comes from years of hands-on, "real-world" experience. SS&C calls this knowledge and experience "Subject Matter Expertise," or SME. SS&C believes its continual pursuit of SME distinguishes it from other technology vendors in the vertical markets served.

The Company delivers solutions to clients in a number of ways: license, outsource, ASP, or "blended" solutions. In this way, the Company allows clients to take advantage of the Company's technology in the manner best suited to their individual needs.

PRODUCTS AND SERVICES--LICENSED SOFTWARE, OUTSOURCING, ASP, AND "BLENDED" SOLUTIONS

The Company offers a family of application software products and services designed to address the requirements of professionals in the financial services industry for flexible, scaleable, and secure analysis and reporting tools to support automation of the investment process. The Company's family of software products supports trading, accounting, reporting, and analysis requirements of a broad range of users within financial organizations, including senior executives, portfolio managers, actuaries, analysts, portfolio accountants, and traders. Most of the Company's products are available via license, outsource, ASP, or a "blended" solution incorporating two or more options (i.e., a client may license a front-office system and outsource back-office functions, or other combinations).

The following chart summarizes the Company's principal products and services and typical users:

--------------------------------------------------------------------------------------------
PRODUCTS AND SERVICES                          TYPICAL USERS
--------------------------------------------------------------------------------------------
  TRADE ORDER MANAGEMENT, PORTFOLIO            Securities traders and portfolio managers and
  MANAGEMENT, INVESTMENT ACCOUNTING            investment operations personnel of asset
  AdvisorWare(R)                               managers, hedge funds, family wealth
  Altair(TM)                                   managers, investment advisory firms,
  Antares(TM)                                  insurance companies, pension funds, public
  Antares XE(TM) (in beta release)             funds, corporate treasuries, banks, community
  Aurora(TM)                                   banks, and credit unions
  CAMRA(TM)
  CAMRA XE(TM) (in beta release)
  Lightning(TM)
  Mabel(TM)
  PortPro(R)
  SS&C Debt & Derivatives(TM)
  Total Return(TM)
  TradeDesk(TM)
--------------------------------------------------------------------------------------------
  ASSET/LIABILITY MANAGEMENT                   Life insurance company CEOs, CFOs, product
  PTS(R)                                       managers, and actuarial professionals, as
  PALMS(TM)                                    well as bank asset liability managers
--------------------------------------------------------------------------------------------
  DYNAMIC FINANCIAL ANALYSIS                   CEOs, CFOs, and risk managers of property and
  Finesse(TM)                                  casualty insurance companies and other risk-
                                               sensitive industries
--------------------------------------------------------------------------------------------
  LOAN MANAGEMENT                              Mortgage loan portfolio managers and loan
  LMS(TM)                                      service businesses
--------------------------------------------------------------------------------------------
  REAL ESTATE EQUITY MANAGEMENT                Real estate investment managers
  PRO-JECT(R)
  SKYLINE II(TM)
--------------------------------------------------------------------------------------------
  CONSULTING SERVICES                          Asset management firms, insurance companies,
                                               pension funds, and banks
--------------------------------------------------------------------------------------------
  SS&C DIRECT(SM)                              Asset management firms, hedge funds,
  (Application Service Provider/Business       insurance companies, pension funds, and
  Process Outsourcing)                         financial institutions
--------------------------------------------------------------------------------------------
  THE BANC MALL(TM)                            Loan officers and loan administrators at
                                               community banks and credit unions
--------------------------------------------------------------------------------------------

The Company's licensed software applications are compatible with the Intel Pentium family of processors and a wide range of popular topologies, protocols, and network operating systems. Database engines supported include MS SQL Server, Sybase, Pervasive SQL, Powerflex, and Universe.

The prices of the Company's software products vary depending upon the product features included and, in the case of the Company's CAMRA and LMS products, on the client's assets under management. The Company's Antares, Mabel system, and SS&C Debt and Derivatives software is available for purchase by site or based on the number of concurrent users. AdvisorWare and Total Return pricing is based on a combination of sites, concurrent users and assets under management. Outsourcing and ASP services are available on a monthly, fee-for-service basis. The BANC Mall pricing is based on a per-usage basis.

TRADE ORDER MANAGEMENT, PORTFOLIO MANAGEMENT, INVESTMENT ACCOUNTING

AdvisorWare

AdvisorWare supports investment firms with sophisticated global investment, trading and management concerns, and/or complex financial, tax, partnership, and allocation reporting requirements. It delivers comprehensive multi-currency investment management, financial, contact management and partnership accounting in a Straight-Through Processing (STP) environment. Key features include:

     - Interfaces with the Company's Antares product;

     - A streamlined process flow that follows client workflow, and speeds data retrieval, inquiry, and navigation;

     - Complete and timely client reporting;

     - Comprehensive general ledger capabilities;

     - A flexible, powerful Windows-based client/server database;

     - Contact management;

     - Multi-tasking, point-and-click, and smart (context sensitive) look-ups, linkages, and edits;

     - Full-screen inquiry offers reporting flexibility, drill-down for extra detail, and quick filters, and can be saved in spreadsheet or HTML format; and

     - Document Warehousing.

AdvisorWare provides for multiple modules that process a unified flow of information, including communications, research, portfolio management, trading and operations, as well as portfolio accounting, financial accounting, and tax accounting. AdvisorWare features comprehensive report writing capabilities across all modules; seamless integration with all Microsoft Office products; the ability to retain multiple cost bases; an extensive user security system; and multi-user, client/server, Microsoft Windows operating systems.

Altair

Altair is a new, "next-generation" 32-bit Windows client/server portfolio management system offered by the Company's Netherlands-based Mabel subsidiary, released in the first quarter of 2002. Altair software is a portfolio management system designed for smaller-sized companies that are looking for a solution that meets the local Benelux market requirements, offering more advanced implementation options than a file server environment. Altair offers all of the full functionality available in the Company's Mabel system, with the additional capabilities of easier data entry, multi-tasking, flexibility, user-defined toolbars and fields that are available in a 32-bit client/server Windows environment. Altair offers full multi-currency, multi-language client reporting, accrual and payment processing, general ledger accounting, forecasting, performance analysis, and margin calculation with EURONEXT standards. Altair also delivers tax reporting, government/STE reporting, and enhanced reporting capabilities incorporating Crystal reports, a user-friendly, Windows-based client reporting tool that enables the user to export reports to HTML and Microsoft Excel formats. Altair is targeted to asset managers, stockbrokers, custodians, banks, pension funds, and insurance companies, and supports a full range of financial instruments, including: stocks, bonds, collateralized loans, warrants, rights, convertibles, options, futures, interest rate swaps, real estate, currency swaps, term deposits, floating loans, and mortgages. Like the Company's Mabel system, Altair's functionality includes accounting and performance measurement consistent with the Association for Investment Management and Research (AIMR) standards, net asset value calculations for mutual funds, local regulations including reclaimable withholding tax, accounting of cash (capital and earnings separated), and has a separate shareholders-register module. Altair also provides support for stock brokering and custodial services. Altair automatically maps data to and from messages in the S.W.I.F.T. (Society for Worldwide Interbank Financial Communications) format, and supports interfaces to Antares, KAS Bank/EURONEXT, GL Trade, MarketMatch, WM/Statpro, Telekurs, Reuters, Bloomberg, Stockdata, and export to General Ledger programs including Exact, FinFact, Decade, Coda, Oracle Financial, and JD Edwards.

Antares

Antares is a comprehensive, real-time, event-driven trading and profit and loss reporting system designed to integrate trade modeling with trade order management. Antares also offers pre-trade compliance, "what-if" analysis, and Financial Information Exchange (FIX) connectivity. Modeling scenarios, including trader-defined formulas, can be customized and stored in a familiar spreadsheet environment. Antares is designed to transfer data seamlessly from modeling scenarios to trade orders. With Antares, trades can be managed in the multiple steps of trade ordering, order filling, and trade approval, or can be recorded in a single step. Antares can also allocate trades across accounts at any step in the process.

Trade blotters in Antares can be customized depending on client, product type, or trader. Full position accounting is provided across all types of securities. Antares also accepts real-time pricing updates and can display real-time positions and profit and loss statements. Portfolio rebalancing can be set to occur automatically. As Antares uses an open relational database, customized reporting is supported through its own report writing facilities, or through other third-party reporting tools. Antares also includes functionality to automate the processing of options, futures, and forward currency contracts.

For some financial institutions, the Antares trading system may serve as a comprehensive, stand-alone investment management system. For financial institutions with more accounting and historical reporting requirements, Antares may serve as the front-end trading system which can be connected to a back-office solution composed of CAMRA, Total Return, AdvisorWare, or other portfolio management investment accounting systems.

Antares XE

Antares XE is the trade order management component to the Company's recently released XE for Asset Management platform. This platform incorporates Microsoft's DNAfs architecture and development strategy, and uses XML-based messaging and workflow technology for processing trade order and allocation data from outside sources as well as within the SS&C application environment.

Aurora

Aurora is the Company's fully integrated front, middle, and back-office solution incorporating the Company's proprietary XE messaging technology with the Company's Antares and Altair systems. Aurora is marketed in Europe. Aurora combines the Company's Antares front office trade order management system with its Altair back office functionality for a straight-through processing solution, incorporating trade order management, pre-trade compliance and modeling with secure communications using Microsoft Queuing technology, automatic system-to-system data delivery, and fault tolerance, in a solution specifically tailored for the European market.

CAMRA

The Company's Complete Asset Management, Reporting and Accounting ("CAMRA") software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA is a 32-bit, multi-user, integrated solution tailored to support the entire portfolio management function, and includes features to execute, account for, and report on all typical securities transactions.

CAMRA is designed to account for all activities of the investment operation and to continually update investment information through the processing of day-to-day securities transactions. The product accounts for transactions and holdings and stores the results of most accounting calculations in its open, relational database, providing user-friendly, flexible data access and supporting data warehousing. In addition to storing transactions and holdings data on securities, cash, and foreign exchange forward contracts,

CAMRA stores data on custodians, brokers and broker budgets, analytical information, general ledger entries, alternative accounting basis, tax information, and other aspects of the investment operation. To facilitate further automation of the storage and access of such extensive data, the Company has developed interface capabilities for smooth information exchange with custodian banks, data providers, and analytic data services.

Other CAMRA features include:

Comprehensive Accounting and Reporting Capabilities. CAMRA supports four accounting bases--GAAP, statutory, management, and tax -- plus multiple alternative accrual methods, multiple sales methods, average cost or tax lot accounting, and multiple amortization methods.

Support of Trading Transactions. CAMRA supports a wide variety of transactions, including buy and sell, short and cover, swap, put, call, redemption, return of capital, settlement, account transfer, and portfolio transfer. Authorized users record all transactions on a real-time basis, permitting immediate enterprise-wide access to the most current portfolio information.

Multi-currency Processing. CAMRA automatically calculates transaction and translation values in accordance with applicable accounting and industry conventions, supports calculation of market, accounting, and foreign exchange gains and losses, and provides a full foreign exchange trading capability with forward pricing, while taking into account such critical parameters as global calendars (with weekends and holidays defined by countries), multiple-based currencies, and required rounding techniques.

Regulatory Compliance. CAMRA includes standard reports to meet the annual and quarterly regulatory reporting requirements of insurance organizations as promulgated by the National Association of Insurance Commissioners (NAIC). CAMRA also supports regulatory reporting requirements of various other regulatory agencies such as the Securities and Exchange Commission and the Office of the Comptroller of the Currency.

Integrated Modules. CAMRA is designed to facilitate seamless integration with its software modules. Modules to CAMRA are available for performance measurement using computations consistent with Association for Investment Management and Research (AIMR) standards, pre- and post-trade compliance monitoring, net asset value computations for mutual funds, optimization of trading in mortgage-backed securities on a to-be-announced (TBA) basis, client fee billing, and interfacing with various products including Bloomberg Trade Book, Open Bloomberg, Interactive Data Corporation, and other analytic data services.

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

Lightning

Lightning is a full-service ASP solution supporting the front office, middle office, and back office processing needs of commercial banks and broker dealers of all sizes and complexity. Lightning fully automates the trading, sales, funding, accounting, risk analysis, asset/liability management, portfolio management, and safekeeping processes. Lightning is a suite of "best-of-breed" products and services in a comprehensive straight-through-processing solution. Lightning has a robust middleware and message router system that keeps applications continuously in sync with one another. The product uses a customizable set of alerts and alarms that allows clients to route transactions for approval or for notification.

Lightning's front office TradeDesk module provides ticket entry, confirmation, access to offerings, and comprehensive customer information and holdings. TradeDesk simplifies offering distribution, order flow management, and position risk evaluation, and provides performance measurement, compliance monitoring, and real-time risk measurement.

Lightning's TradePath module provides a seamless gateway to the Bloomberg Trading System. It also provides a back office interface for transaction processing. TradePath maintains a mirror of the Bloomberg positions and captures Bloomberg trades in real time. A powerful repair queue eliminates manual processing by automatically correcting profit-and-loss adjustments. TradeDesk also provides middle-office capabilities including: trade order routing, repair queue, alerts and alarms; a back-office interface to facilitate straight-through trade processing; management review of sales production by product, salesperson, or trading desk; on-line review of positions, limits, and hedge total from an overall desk view or individual trader perspective; immediate routing of trades to clearing/custody/settlement systems; and customer and security/CUSIP master review and completion.

Lightning's back-office capabilities include safekeeping, portfolio accounting, analytics, and asset liability management. Lightning provides full regulatory reporting and books and records for various regulatory regimes.

Mabel

Mabel is a portfolio management system offered by the Company's Netherlands-based Mabel subsidiary that is used by clients throughout Europe and the Caribbean. Mabel software is a portfolio management system designed for smaller-sized companies who are looking for a solution that meets the local Benelux market requirements and require a range of functionality. The system is available in both Dutch and English language. Primarily, Mabel is used by asset managers, stockbrokers, custodians, banks, pension funds, and insurance companies. Mabel supports a full range of financial instruments: stocks, bonds, collateralized loans, warrants, rights, convertibles, options, futures, interest rate swaps, real estate, currency swaps, term deposits, floating loans, and mortgages. Mabel's functionality includes accounting and reporting, performance measurement consistent with the Association for Investment Management and Research (AIMR) standards, net asset value calculations for mutual funds, local regulations including reclaimable withholding tax, accounting of cash (capital and earnings separated), and has a separate shareholders-register module, Mabel also provides support for stock brokering and custodial services. The Mabel system is designed to automatically map data to and from messages in the S.W.I.F.T. (Society for Worldwide Interbank Financial Communications) format.

PortPro

The Company's PortPro line of Internet-based information tools is designed to help financial institutions effectively measure, analyze, and manage balance sheets and investment portfolios. PortPro includes bond accounting, interest rate risk monitoring, investment portfolio analytics, and asset/liability management tools, available via secure Internet delivery. PortPro is available on an ASP basis.

PortPro Bond Accounting enables users to manage bond portfolios and provides accurate accounting and performance results, and reports. PortPro Analytics allows users to manage their investment portfolios by providing performance and risk analysis, including interest rate risk reporting, pre-purchase and swap analysis tools, and stress testing, among other features.

SS&C Debt & Derivatives

SS&C Debt & Derivatives is a comprehensive financial application software package designed to process and analyze all activities related to derivative and debt portfolios. SS&C Debt & Derivatives supports the following derivative instruments: supported include swaps; caps/floors/collars; Forward Rate Agreements, equity swaps, equity options, interest bearing debt, discounted debt, futures, options, foreign exchange, spot/forwards, and bond forwards. The SS&C Debt & Derivatives system also provides extensive management and regulatory reporting capability.

Total Return

Total Return is a portfolio management and partnership accounting system oriented toward the hedge fund and private wealth markets. It is a multi-currency system which is designed to provide securities accounting and reporting for businesses with high transaction volumes. Partnership accounting, including the generation of tax forms 1065 and K-1, are provided through Total Return's TR1065 module. Total Return also incorporates a comprehensive general ledger. Performance measurement using computations consistent with AIMR standards is also provided through a module to the system. Other modules to Total Return provide for tax reporting and trust reporting. Total Return also has interfaces with brokers, pricing services, data services, and front-end trading systems.

TradeDesk

TradeDesk is a comprehensive paperless trading system that automates front- and mid-office aspects of fixed-income transaction processing, enabling clients to automate ticket entry, confirmation, access to offerings, and providing immediate, on-line access to complete customer information and holdings. TradeDesk simplifies trading details such as offering distribution, order flow management, and position risk evaluation. Clients benefit from immediate performance measurement, effective compliance monitoring, real-time risk measurement, and cost savings from straight-through processing. TradeDesk also provides: customized views (e.g., traders, sales, and funding desk); the TradePath Bloomberg Gateway; remote entry via the Internet; "drag & drop" deal capture; position and order management; cost of carry and profit-and-loss; and customer holdings, suitability and credit risk. TradeDesk is available on an ASP basis.

ASSET/LIABILITY MANAGEMENT

PTS

PTS provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex sets of options and covenants frequently encountered in insurance contracts or comparable agreements. PTS includes the following features:

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

Option Pricing. The PTS option-pricing model provides option-adjusted valuation of assets and liabilities under a consistent conceptual framework. The PTS option-pricing model explicitly considers interest-sensitive embedded options, providing valid interest rate risk analysis by using price behavior curves that graphically depict asset/liability performance over shifts in the interest rate term structure.

Macro Pricing. The Company's proprietary Macro-Pricing algorithm recognizes the complex relationships within contemporary financial intermediaries and provides a matrix of possible product and production quota options in conformity with the profit expectations of the client.

PortPro PALMS

Developed exclusively for the Internet, PortPro PALMS is an asset/liability management service that enables users to perform detailed balance sheet analysis, review reports, and perform simulations (e.g., adding products, changing existing products). PortPro PALMS imports asset information from the client's loan, deposit, and investment systems without data entry, and enables clients to evaluate the impact of a specific asset or liability on their balance sheets. Features supported include: projected income at risk, market value at risk, historical performance analysis, historical income analysis, balance sheet composition, balance sheet supporting data. PortPro PALMS is part of the PortPro family of services that delivers portfolio accounting, analytics, and risk management tools over the Internet to community banks and credit unions. PortPro PALMS is available on an ASP basis.

DYNAMIC FINANCIAL ANALYSIS

Finesse

Finesse is a dynamic financial analysis (DFA) tool, designed and developed in cooperation with Ernst & Young LLP, to perform the following functions:

     - Model operating results;

     - Gauge the effects of reinsurance and validate pricing;

     - Value business transactions such as mergers and acquisitions;

     - Measure the impact of new products;

     - Predict cash flows;

     - Analyze the impact of investment decisions; and

     - Improve strategic planning.

Finesse generates iterative computer-simulated scenarios in response to events that may have an impact on a client's business. The results of this iterative process are stored in Finesse's "virtual general ledger," which mimics the financial accounting that would occur if these scenarios were to occur. All simulated results are recorded and can be easily viewed on Finesse's "graphical palette," an on-line facility that visually depicts the likely occurrence of one or more specific events.

LOAN MANAGEMENT, LENDING AND LEASING

LMS

LMS enables mortgage professionals to process, analyze, and report on a comprehensive basis information regarding their mortgage loan portfolios. LMS is a 32-bit, multi-user, integrated solution operating on a client/server platform, which eliminates the need for separate, independent systems within the mortgage loan area. LMS, which can be integrated with data stored in the Company's CAMRA and PTS products, provides the following features:

Application and Commitment Processing. LMS supports the processing of commercial and residential mortgage loans, providing on-line access to critical evaluative information, including credit history, appraisals, ratio, broker information, duration, convexity, average life and discounted cash flow valuation, permitting loan recommendations to be generated quickly, consistently, and easily.

Accounting and Servicing Support. LMS supports accurate and consistent servicing of loans, including general ledger entries at the sub-portfolio level, with a direct interface to the corporate general ledger. LMS also maintains appraisals and operating statements at the proper level to support loan and portfolio management.

Comprehensive Reports. LMS generates and supports a wide range of accounting, servicing, and management reports. All reports can be viewed on-line, downloaded or printed.

Real Estate Owned ("REO"). LMS provides a smooth transition from a loan to an equity asset, establishes/monitors budgets, maintains depreciation records and processes REO-specific transactions.

Executive Summary. LMS SnapShots captures a comprehensive overview of a selected portfolio, making essential information immediately available. LMS SnapShots also exports into Microsoft Excel or Lotus.

Interested Party Directory. LMS's Interested Party Directory serves as a common source for all business entities, providing comprehensive borrower financial exposure analysis, relationship tracking, and business functionality exposure.

Extend. LMS's Extend utility allows users to customize their databases by creating screens and database fields to enter, review, and report information. It attaches to more than 25 areas of the system.

Imaging and Mapping. LMS enables users to attach image files to multiple areas of the system for document and collateral imaging and tracking, and plots properties onto on-line geographic maps, facilitating analyses at both a general and a property-specific detailed level.

The BANC Mall

The BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. The BANC Mall provides on-line lending, leasing, and research tools that deliver streamlined credit processing. Clients use The BANC Mall on a fee-for-service basis to access more than a dozen data providers, including Trans Union, Equifax, and Paragon. The BANC Mall is structured around three information centers: Research; Lending; and Leasing. The BANC Mall is available on an ASP basis.

The BANC Mall's Research Center brings many resources to the desktop, including:
Commercial Business Information Reports; Credit Reports; U.S. Company Information; Worldwide Company Information; Business Research & News; Management & Marketing Research; LEXIS(R)--NEXIS(R) Case Law; Patents, Trademarks, & Copyrights; Newspapers; and Biographies & Government. The BANC Mall's Loan Center provides accurate and timely online information for loan officers and loan administrators, including credit evaluations and collateral valuation services. Clients can access all sources of information through the BANC Mall's Web Portal. The BANC Mall's Leasing Center, also known as CapitalClick, is available to community financial institutions and enables clients to offer equipment leasing to commercial customers on a referral basis.

REAL ESTATE EQUITY MANAGEMENT

PRO-JECT

PRO-JECT is property valuation software that calculates the value of any combination of office, industrial, retail, apartment, and mixed-use property types. It can perform sophisticated sensitivity analysis on property assumptions, and produce detailed reports such as present value and consolidated cash flow reports.

SKYLINE II

SKYLINE II is a comprehensive property management system that simplifies property management by providing a single-source view of all real estate holdings. SKYLINE II functions as an integrated lease administration system, a historical property/portfolio knowledge base, and a robust accounting and financial reporting system, enabling users to track each property managed, including data on specific units and tenants. SKYLINE II helps users make decisions, report status, manage cash flows, and service accounts. SKYLINE II manages all aspects of office/industrial, residential, and retail properties, even those that are decentralized geographically. Functionality includes comprehensive property management for multiple properties and multiple geographic locations, general ledger, cash management and automated billing with a full security audit trail.

APPLICATION SERVICE PROVIDER/BUSINESS PROCESS OUTSOURCING (ASP/BPO) SERVICES

As discussed previously, most of the Company's products are available via license, outsource, ASP, or "blended" solutions. Several of the Company's product offerings are available via ASP only. Clients looking to outsource investment accounting operations, or for a blended solutions work with SS&C Direct.

SS&C Direct

For those clients seeking an Application Service Provider/Business Process Outsourcing (ASP/BPO) solution for portfolio accounting, reporting, and analysis functions, the Company provides comprehensive ASP/BPO services through its SS&C Direct operating unit. SS&C Direct's ASPplus service includes: hosting of the Company's application software; automated workflow integration; automated quality control mechanisms; and extensive interface and connectivity services to custodian banks, data service providers, depositories, and other external entities. The Outsourced Investment Accounting Services option includes comprehensive investment accounting and investment operations services for sophisticated, global organizations. Clients also can access CapitalSuite, the Company's Web Portal, to obtain front-end trade order management integrated with back-office accounting and operations, Internet-based XML workflow, risk analysis, external data and news feeds, and data access and reporting via a Web browser. As of December 31, 2001, SS&C Direct supported 60 clients with approximately $60 billion in assets for both its ASP and Outsourced Investment Accounting Services.

ASP-Only

The following products and services are available on an ASP basis only:
Lightning, PortPro, PortPro PALMS, TradeDesk, TradePath, and The BANC Mall. These products were developed to enable smaller institutions, such as community banks and credit unions, to access sophisticated functionality that previously had been available only to larger institutions. The Company markets these products to these smaller institutions directly, and to the larger regional banks, indirectly, through strategic alliances.

CONSULTING SERVICES

Building upon the capability and flexibility of its software products, the Company offers a range of professional services to assist clients in implementing the Company's software products and meeting their portfolio management needs. To facilitate successful product implementation, the Company's consultants assist clients with initial installation of a system, conversion of the client's historical data, and ongoing training and support. The Company's team works closely with the client to ensure smooth transition and operation of SS&C systems. The Company believes its commitment of dedicated professionals to facilitate the transition process strengthens its relationship with the client, provides the Company with valuable information regarding client requirements, and offers the opportunity for sales of additional Company products and services to the client. The Company's consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians, and professionals from the asset management, real estate, investment, insurance, and banking industries. The Company believes its commitment to professional services facilitates the adoption of the Company's software products across its target markets.

PRODUCT SUPPORT

The Company believes its high level of service and support is critical to its success and is an important competitive advantage. Further, the Company believes a close and active service and support relationship is important to enhancing client satisfaction and provides the Company with important information regarding evolving client requirements. The Company provides each of its significant clients with a dedicated client support team, organized by industry and function, whose primary responsibility is to resolve questions and concerns. In addition, the Company provides direct telephone support during extended business hours. Additional hours are available during peak periods, and the Company uses the Internet, electronic bulletin boards, and other forms of electronic data distribution to provide clients with the latest information regarding its products. The Company uses Applix technology to log and track issues and questions, and Webex for on-line diagnostics. The Company also provides periodic maintenance releases of licensed software to its clients, as well as regulatory updates (generally during the fourth quarter), to clients to meet industry reporting obligations and other processing requirements as they evolve. The Company's service and support activities are supplemented by comprehensive training, including a comprehensive Center of Excellence client certification program, which provides certification classes in the Company's products.

CLIENTS

The Company's clients include a wide range of institutional investment enterprises and other organizations that require a full range of information management and analysis, accounting, actuarial, reporting, and compliance software on a timely and flexible basis. Clients include financial institutions, hedge funds and family offices, institutional asset managers, insurance companies and pension funds, and real estate asset managers. The Company provides products and services to more than 7,500 organizations worldwide.

SALES AND MARKETING

The Company believes a direct sales organization is essential to the successful implementation of its business strategy, given the complexity and importance of the operations and information the Company's products are designed to manage, and the extensive regulatory and reporting requirements faced by its clients. The Company's dedicated direct sales and support staff, which is supplemented by extensive ongoing product and sales training, is organized by business unit and situated in the Company's various sales offices. The Company also uses telemarketing to support sales of its real estate equity products.

The Company's marketing personnel are responsible for evaluating and developing marketing opportunities and providing sales support. The Company's marketing activities include generation of client leads, targeted direct electronic marketing campaigns, Internet marketing, seminars, advertising, trade shows, conferences, and public relations efforts. The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

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

Although the Company historically has met its scheduled dates for product releases and enhancements, software development is characterized by unanticipated delays, and there can be no assurance that the Company will be able to meet future scheduled release dates as planned. Further, there can be no assurance that the Company's new product releases and product enhancements will adequately address the needs of the marketplace or will not contain "bugs" which could cause delays in product introduction or shipments or, if discovered in the future, require modification of the Company's products.

Backlog is not a significant factor in the Company's business.

COMPETITION

The market for financial services software is competitive, rapidly evolving, and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms, many of which serve only their respective local markets or specific customer types, and much of the Company's competition stems from information systems or timesharing services developed and serviced internally by the MIS departments of financial services firms. The Company currently faces direct competition in various segments of the financial services industry from: Advent Software, Inc., Accenture, Capital Management Sciences, Decalog, DST International, Eagle Development, EDS, Ernst & Young, Financial Models Company, IMS, Integrated Decision Systems, Investment Technology Group, Merrin, Princeton Financial Systems, Security APL, Sungard Data Systems, State Street Bank, Thomson Financial Services, Tillinghast, and UNISYS.

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

EMPLOYEES

As of December 31, 2001, the Company had 351 full-time employees, consisting of 88 employees in research and development, 99 employees in consulting and services, 69 employees in sales and marketing, 55 employees in client support, and 40 employees in finance and administration. Of the total, 55 employees are in the Company's international operations. None of the Company's employees is covered by any collective bargaining agreements. In the opinion of management, the Company has a good relationship with its employees. The future success of the Company will depend upon its ability to attract and retain qualified personnel. Competition for such personnel is often intense, and there can be no assurance that the Company will be able to attract and retain adequate numbers of qualified personnel in the future.

ITEM 2. PROPERTIES

The Company leases its corporate offices, which consist of 73,000 square feet of office space located in Windsor, Connecticut. The initial lease term expires in 2008, and the Company has the right to extend the lease for one additional term of five years. In support of direct sales and support operations, the Company utilizes facilities and offices in seven locations in the United States and also has offices in London, England; Amsterdam, Netherlands; Kuala Lumpur, Malaysia; Singapore; and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not party to any litigation or proceedings known to be contemplated by government authorities that management believes could have a material effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
William C. Stone                       46     President, Chief Executive Officer, and Chairman of
                                              the Board of Directors
Normand A. Boulanger                   40     Executive Vice President and Chief Operating Officer
Anthony R. Guarascio                   48     Senior Vice President and Chief Financial Officer

William C. Stone founded the Company in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception. He has also served as the Company's President from inception through April 1997 and since March 1999. Prior to founding the Company, Mr. Stone directed the financial services consulting practice of KPMG LLP in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc.

Normand A. Boulanger has served as the Executive Vice President and Chief Operating Officer of the Company since October 2001. Prior to that, Mr. Boulanger served the Company as Senior Vice President, SS&C Direct from March 2000 to September 2001, Vice President, SS&C Direct from April 1999 to February 2000, Vice President of Professional Services for the Americas, from July 1996 to April 1999, and Director of Consulting from March 1994 to July 1996. Prior to joining the Company, Mr. Boulanger was Director of Investment Operations for The Travelers, now a Citigroup organization, from September 1986 to March 1994.

Anthony R. Guarascio has served as the Senior Vice President, Chief Financial Officer of the Company since October 1998. Prior to joining the Company, Mr. Guarascio served as Vice President, Finance and Administration and Chief Financial Officer for Executone Information Systems, Inc., a company specializing in integrated voice and data communications, from January 1994 to September 1998. From January 1990 to January 1994, Mr. Guarascio was Vice President and Corporate Controller for Executone.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SSNC" since the Company's initial public offering of Common Stock on May 31, 1996 (the "Offering").

The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National
Market:

                                               FISCAL 2001       FISCAL 2000
                                               PRICE RANGE       PRICE RANGE
                                              --------------    --------------
QUARTER                                       HIGH      LOW     HIGH      LOW
-------                                       -----    -----    -----    -----
First                                         $6.00    $4.34    $7.50    $4.63
Second                                         6.85     4.38     6.06     4.00
Third                                          7.50     5.40     6.75     4.13
Fourth                                         8.00     5.25     5.63     3.94

There were 56 stockholders of record of the Company's Common Stock as of March 20, 2002. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers or other nominees.

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

The following information relates to the use of proceeds from the Offering.

The effective date of the Company's Registration Statement on Form S-1 (File No. 333-3094) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was May 30, 1996.

From the effective date of the Registration Statement through December 31, 2001, the Company has used the net offering proceeds to the Company as follows (in thousands):

Corporate move and equipment purchases                          $16,836
Acquisition of other businesses                                   6,917
Repayment of indebtedness                                         3,538
Purchase of Common Stock for Treasury                             8,003
Working capital                                                  17,506
                                                                -------
     Total                                                      $52,800

All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                         2001(1)     2000      1999(2)     1998(3)     1997(4)
                                         -------    -------    --------    --------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                 $55,717    $60,014    $ 65,736    $ 73,593    $45,527
Income (loss) before taxes                 6,487      3,333     (19,191)      2,278      1,563
Net income (loss)                          4,022      2,172     (12,648)      1,053        534

Net income (loss) per share:
  Basic earnings (loss) per share        $  0.27    $  0.14    $  (0.81)   $   0.07    $  0.04
  Shares used in basic per share
     calculation                          15,004     15,918      15,678      14,956     14,040

  Diluted earnings (loss) per share      $  0.27    $  0.14    $  (0.81)   $   0.07    $  0.04
  Shares used in diluted per share
     calculation                          15,168     15,962      15,678      15,906     14,437

BALANCE SHEET DATA AT PERIOD END:
Cash and cash equivalents                $28,425    $20,690    $ 14,304    $ 13,047    $ 5,026
Investments in marketable securities      31,077     35,840      36,034      42,263     53.717
Working capital                           56,284     54,330      53,617      59,134     54,885
Total assets                              88,779     90,858      89,717     105,314     85,997
Long-term obligations                         --          5          11         151        300
Stockholders' equity                      72,948     72,654      72,553      78,922     65,646

---------------
(1) On November 15, 2001, the Company acquired Digital Visions (DVI), a division of Netzee Inc., for $1.35 million in cash and the assumption of certain liabilities.

(2) On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare") for 685,683 shares of the Company's common stock in a business combination accounted for as a pooling-of-interests. Accordingly, the selected financial data for all periods prior to the combination have been restated to reflect the combined operations. See Notes 2 and 12 of Notes to the Company's Consolidated Financial Statements.

(3) On March 20, 1998, the Company purchased substantially all of the assets of Quantra Corporation for an aggregate purchase price of 546,019 shares of the Company's Common Stock, $2.3 million in cash and the assumption of certain liabilities of approximately $4.1 million. On April 9, 1998, the Company purchased all the stock of Savid International Inc. and The Savid Group, Inc. for a purchase price of $861,000. See Notes 2 and 12 of Notes to the Company's Consolidated Financial Statements.

(4) On November 14, 1997, the Company purchased all the stock of Mabel Systems BV for $2.5 million. On December 31, 1997, the Company purchased all the outstanding stock of Shepro Braun Systems, Inc. for 1.0 million shares of the Company's Common Stock in a business combination accounted for as a pooling-of-interests. Accordingly, the selected financial data for all periods prior to the combination have been restated to reflect the combined operations. See Notes 2 and 12 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 2 to its Consolidated Financial Statements. However, certain of the Company's accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in its Consolidated Financial Statements. In applying these policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company's historical experience, terms of existing contracts, its observance of trends in the industry, information provided by its clients, and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in the Company's Consolidated Financial Statements. The Company's significant accounting policies include:

Revenue Recognition. The Company's revenues consist primarily of software license revenues, maintenance revenues, and professional and outsourcing services revenues.

The Company applies the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") to all software transactions. The Company recognizes revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. SOP 97-2 requires that revenues recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specific upgrades, enhancements, post-contract client support, installation, or training. The Company defers revenues from the transaction fee equivalent to the fair value of the undelivered elements. The determination of fair value is based upon vendor-specific objective evidence. The Company occasionally enters into software license agreements requiring significant customization. The Company accounts for these agreements on the percentage-of-completion basis and must estimate the costs to complete the agreement utilizing an estimate of development man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Material differences may result in the amount and timing of the Company's revenues for any period if management made different judgments or utilized different estimates.

The Company recognizes revenues for maintenance services ratably over the contract term. The Company's consulting, training, and outsourcing services are generally billed based on hourly rates, and the Company generally recognizes revenues over the period during which the applicable services are performed.

Allowance for Doubtful Accounts. The preparation of financial statements requires the Company's management to make estimates relating to the collectibility of its accounts receivable. The Company's accounts receivable balance was $8.9 million, net of allowance for doubtful accounts of $1.0 million, as of December 31, 2001. Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes customer accounts, client concentrations, client credit-worthiness, current economic trends, and changes in the Company's client payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such estimates require significant judgment on the part of the Company's management.

Income Taxes. As of December 31, 2001, the Company had net deferred tax assets of $9.1 million. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. Such estimates require significant judgment on the part of the Company's management. In addition, management evaluates the need to provide additional tax provisions for adjustments proposed by taxing authorities.

OVERVIEW OF 2001

In 2001, the Company accomplished three primary objectives: to further increase recurring revenues as a percent of total revenues, to enhance profitability and earnings per share by aggressively managing expenses, and to enter a new vertical market, "financial institutions," through the acquisition of Digital

Visions in November 2001. Recurring revenues include maintenance and outsourcing revenues. Over the last several years, much of the Company's efforts to increase recurring revenues has focused on building its outsourcing and ASP businesses. This model not only supports client straight-through-processing initiatives, but also enables the Company to increase recurring revenues. At year-end 2001, recurring revenues represented 59.4% of total revenues, as compared with 53.1% in 2000 and 43.2% in 1999. Also during 2001, the Company continued to follow through on efforts initiated in 2000 to reduce expenses. In 2001, the Company reduced expenses by 14% versus the prior year and by more than 40% versus 1999.

As a result of these initiatives, the Company reported revenue of $55.7 million, net income of $4.0 million and $0.27 diluted earnings per common share. The Company ended 2001 with cash and cash equivalents and marketable securities of $59.5 million after investing in capital expenditures, acquisitions and repurchases of shares.

The acquisition of Digital Visions has had an immediate impact on the Company's recurring revenues and places the Company in a leadership position in the banking and credit union markets. Digital Visions markets a line of bond accounting, interest rate analytic, and asset liability management services under the brand name "PortPro". It also markets a "Mall" of information services to retail and small business lending officers at these institutions. As a subsequent event, in January 2002 the Company acquired Real-Time USA, Inc., a provider of front-, mid- and back-office applications via ASP or license to commercial banks and broker dealers throughout the United States. The two acquisitions combined present immediate opportunities with "Lightning," a capital markets fixed-income trading, analytics, and portfolio management system the two organizations had been co-marketing prior to the acquisitions.

Supporting the Company's continued belief that its shares are undervalued, on May 24 2001, the Company's Board of Directors authorized the continued repurchase of shares of the Company's common stock, up to an additional expenditure of $20 million. In 2001, the Company repurchased 376,400 shares of its common stock for a total of $2.3 million. Including the stock repurchase program begun on May 23, 2000 and completed on May 23, 2001, the Company has purchased a total of 1.4 million shares for approximately $8.0 million.

Years Ended December 31, 1999, 2000, and 2001

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by the SS&C Direct and Digital Visions operating units. Net revenues were $65.7 million, $60.0 million and $55.7 million in 1999, 2000 and 2001, respectively, representing decreases of 8.7% from 1999 to 2000 and 7.2% from 2000 to 2001. The decrease in revenues from 1999 to 2000 of $5.7 million was due to a decrease in professional services and license revenues offset by increases in outsourcing and maintenance revenues. The decrease in revenues from 2000 to 2001 of $4.3 million was due to a decrease in professional services and license revenues and offset by increases in outsourcing and maintenance revenues.

Software Licenses. Software license revenues decreased 11% from $18.7 million in 1999 to $16.6 million in 2000, and decreased 8% to $15.3 million in 2001. The decrease from 1999 to 2000 of $2.1 million was mainly due to a decrease in sales of LMS, CAMRA, and AdvisorWare offset by an increase in sales of Antares and SKYLINE. The decrease from 2000 to 2001 of $1.3 million was mainly due to a decrease in sales of Mabel and Antares offset by increases in sales of the CAMRA, Total Return, and PTS products. The lower license revenues in 2000 and 2001 are mainly due to a reduction in demand from large enterprise system clients. Product revenue results will vary depending on the timing, size and nature of the Company's license transactions.

Maintenance. Maintenance revenues increased 2% from $25.7 million in 1999 to $26.2 million in 2000, and increased 2% to $26.7 million in 2001. The increase in maintenance revenues from 1999 to 2000 of $0.5 million was primarily due to an increase in the installed base of CAMRA clients offset by a decrease in maintenance revenue from discontinued software products. The increase in maintenance revenues from 2000 to 2001 of $0.5 million was primarily due to higher average annual maintenance fees.

Professional Services. Professional services revenues decreased 38% from $18.6 million in 1999 to $11.5 million in 2000, and decreased 36% to $7.4 million in 2001. The decreases in both 2000 and 2001 were primarily due to decreased license revenues and the subsequent decrease in demand for the Company's implementation, conversion, and training services. Professional services revenues will continue to be affected by the Company's overall license revenue levels.

Outsourcing. Outsourcing revenues increased 108% from $2.7 million in 1999 to $5.6 million in 2000, and increased 13% to $6.3 million in 2001. The increases in both 2000 and 2001 were primarily due to increased demand by customers for outsourcing services provided by SS&C Direct as an alternative to license purchases. The acquisition of Digital Visions in November 2001 also contributed to the growth in outsourcing revenue.

Cost of Revenues

The total cost of revenues decreased 17% from $27.8 million in 1999 to $23.0 million in 2000, and decreased 15% to $19.6 million in 2001. The gross margin increased from 58% in 1999 to 62% in 2000, and increased to 65% in 2001. The increase in gross margins from 1999 to 2000 was primarily due to the lower cost of software licenses. The increase in gross margins from 2000 to 2001 was primarily due to lower outsourcing costs.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, the costs of product media, packaging, and documentation. The cost of software license revenues decreased from $4.2 million in 1999 to $1.0 million in 2000, and decreased to $0.7 million in 2001. The cost of software license revenues as a percentage of these revenues was 22%, 6%, and 5% in 1999, 2000, and 2001, respectively. The decrease in costs in 2000 was primarily due to the reduction in amortization of completed technology. The amortization for completed technology, which was related to the acquisition of Quantra in March 1998, ended in the fourth quarter of 1999. The decrease in costs from 2000 to 2001 was primarily due to the amortization expense of completed technology related to the acquisition of Savid in April 1998, which was completed in 2000.

Cost of Maintenance Revenue. Cost of maintenance revenues primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. These costs increased from $5.9 million in 1999 to $6.5 million in 2000, and increased to $6.8 million in 2001. The dollar increase in costs from 1999 to 2000 was primarily due to the Company's investment in information systems and facilities to support a larger customer base. The dollar increase in costs from 2000 to 2001 was primarily due to higher personnel-related costs.

Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion, and training services to the Company's software licensees, as well as system integration, custom programming, and actuarial consulting services. These costs decreased from $14.1 million in 1999 to $9.0 million in 2000, and decreased to $6.2 million in 2001. In 2000 and 2001, the Company significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services which was a result of the lower license revenues as compared to the preceding years.

Cost of Outsourcing Revenues. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues increased from $3.6 million in 1999 to $6.5 million in 2000 and decreased to $5.9 million in 2001, representing 132%, 116%, and 93% of outsourcing revenues in those years, respectively. The dollar increase in costs in 2000 was due to the expansion of the Company's outsourcing resources, including personnel and infrastructure. The dollar decrease in costs in 2001 was primarily due to lower personnel related costs as a result of improved operational efficiencies. The Company expects that the outsourcing costs as a percentage of the outsourcing revenue will continue to be high as the Company invests substantial resources in this area.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, and marketing and promotional materials. Selling and marketing expenses decreased 32% from $18.2 million in 1999 to $12.3 million in 2000, and decreased 8% to $11.4 million in 2001, representing 28%, 21%, and 20%, respectively, of total revenues in those years. In 2000, the Company took actions to reduce its selling and marketing costs. The decreases in selling and marketing expenses were primarily in support personnel costs, advertising, and promotional expenses. The dollar decrease in selling and marketing expenses in 2001 was primarily in advertising and promotion costs as the Company found more efficient methods of delivering product promotional information to the market. The Company instituted an E-Marketing strategy which is designed to provide information about key issues in the marketplace and SS&C product information to clients and prospects.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 24% from $18.7 million in 1999 to $14.2 million in 2000, and decreased 21% to $11.3 million in 2001, representing 28%, 24%, and 20%, respectively, of total revenues in those years. The dollar decreases in research and development expenses in 2000 and 2001 were mainly due to lower personnel costs as a result of the Company's consolidation of its research and development functions and the elimination of redundant costs.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting, information management, human resources, and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 9% from $13.8 million in 1999 to $12.6 million in 2000, and decreased 20% to $10.0 million in 2001, representing 21%, 21%, and 18%, respectively, of total revenues in those years. In 2000, general and administrative expenses included acquisition performance payments of $2.0 million. These payments were based on certain revenue attainment goals related to the 1997 acquisition of Mabel and the 1998 acquisition of Savid. The expense decrease in general and administrative expenses in 2000, after adjusting for the acquisition payments of $2.0 million, was 23%, or $3.2 million. The decrease in 2000 was mainly attributable to a reduction in the bad debt expense and lower administrative infrastructure costs offset by increased spending related to corporate information technology. The dollar decrease in general and administrative expenses in 2001 was $0.6 million excluding the acquisition related payments of $2.0 million made in 2000. The decrease in 2001 was mainly attributable to a reduction in the bad debt expense.

Restructuring charge. For the year ended December 31, 2001, the Company incurred a restructuring charge of $0.8 million related to the elimination of 55 positions and the closing of several branches. This charge primarily consisted of severance pay for terminated employees of $467 thousand, ongoing lease commitments of $272 thousand and fixed assets write-offs of $101 thousand.

Interest and Other Income, Net. Interest income, net was $2.3 million, $2.9 million, and $2.7 million in 1999, 2000, and 2001, respectively. Interest income, net consists of interest income less interest expense. The increase in 2000 was mainly due to the Company moving the majority of its marketable securities to taxable instruments from non-taxable municipal bonds in 1999, which has resulted in a higher absolute dollar investment return. The decrease in 2001 was mainly the result of lower market interest rates on investments. Included in other income, net in 2000 and 2001, were net gains of $2.4 million and $1.2 million, respectively, resulting from sales of equity investments. The 2001 net gain included the write-off of $1.25 million related to an investment in a privately held company.

Provision (Benefit) for Income Taxes. The Company had effective tax rates of approximately 34%, 35%, and 38% in 1999, 2000, and 2001, respectively. In 1999, the Company recorded a tax benefit of

$2.3 million, or 25%, on the $9.3 million litigation settlement costs. It was determined by the Company that a portion of the litigation settlement costs was not tax-deductible. Excluding the one-time litigation expense, the effective tax rate in 1999 was 43%. In 2002, the Internal Revenue Service ("IRS") notified the Company of a purported federal income tax deficiency related to the 1999 deduction for the litigation settlement costs. Payments totaling $6.8 million made pursuant to the settlement were deducted by the Company on its 1997, 1998 and 1999 income tax returns. The Company believes the deductions were justified and intends to contest the proposed adjustment. The Company has made no provision in its financial statements relating to the proposed adjustment. If the IRS does not allow these deductions, the resulting tax liability could have a material adverse effect on the Company's results of operations in the period reported. The Company had $9.1 million of deferred tax assets at December 31, 2001. In future years, the Company expects to have sufficient levels of profitability to realize the deferred tax assets at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at December 31, 2001 were $59.5 million, which represents an increase of $3.0 million from $56.5 million at December 31, 2000. The increase in cash, cash equivalents and marketable securities includes an unrealized gain of $0.9 million. Included in marketable securities at December 31, 2001 is an equity investment valued at $0.7 million that is subject to considerable market risk due to its volatility.

The net cash provided by operating activities was $7.8 million in 2001. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items and the decrease in accounts receivable offset by a decrease in deferred revenues.

Cash provided by investing activities was $1.6 million in 2001. Cash provided by investing activities was primarily due to the net proceeds from the sale of marketable securities of $5.2 million offset by capital expenditures totaling $1.8 million and the $1.6 million cash paid for the acquisition of Digital Visions, including acquisition costs of approximately $0.2 million.

Financing activities used $1.5 million in cash in 2001. This was primarily due to the Company's stock repurchase plan. In 2001, the Company purchased 376,400 shares of its Common Stock for treasury for a total of $2.3 million. This use of cash was partially offset by the proceeds from the issuance of Common Stock for the Company's 1996 Employee Stock Purchase Plan and the exercise of options.

As of December 31, 2001, the Company had $28.4 million in cash and $31.1 million of highly liquid marketable securities. The Company believes that its current cash and marketable securities balances and anticipated cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

For information related to the Company's commercial commitments, please see Notes 8 and 13 to the Company's Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is required to adopt these statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the statement will not result in a material impact on the earnings and financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard required that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and will be effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations. In August 2001, the FASB issued SFAS NO. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides guidance on accounting for the impairment of tangible long-lived assets and was effective for the Company on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

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

PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, AdvisorWare, Total Return, and PTS software and the provision of maintenance and consulting services in support of such software. The Company expects that the revenue from these software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

COMPETITION. The market for financial service software is competitive, rapidly evolving, and highly sensitive to new product introductions and marketing efforts by industry participants. Although the Company believes that none of its competitors currently competes against the Company in all of the markets served by the Company, there can be no assurance that such competitors will not compete against the Company in the future in additional markets. In addition, many of the Company's current and potential future competitors have significantly greater financial, technical, and marketing resources, greater name recognition, and generate higher revenues than the Company.

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

INTEGRATION OF OPERATIONS. The Company's success is dependent in part on its ability to complete the integration of the operations of its recent acquisitions, including Digital Visions and Real-Time USA, Inc., in an efficient and effective manner. The successful integration in a rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these acquired companies will require, among other things, integration of the acquired companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the combined Company. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the business, financial condition, and results of operations of the Company.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of trade secret, copyright, and trademark law, nondisclosure agreements, and technical measures to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation or independent third-party development of such technology.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company has risks associated with its foreign operations. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those foreign markets. A portion of the Company's international sales is denominated in foreign currency, and the Company occasionally hedges some of the risk associated with foreign exchange fluctuations. Although the Company believes its foreign currency exchange rate risk is minimal, significant fluctuations in the value of foreign currencies could have a material adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of other risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers, and higher duty rates, and difficulties in enforcement of third-party contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates (in thousands):

                                                             FAIR VALUE OF INVESTMENTS AS OF
                                                              DECEMBER 31, 2001 MATURING IN:
                                                             --------------------------------
                                                               2002        2003        2004
Investments                                                  ---------   ---------   --------
  Fixed Rate Investments                                      $12,770     $16,555     $1,043
  Average Interest                                               5.06%       4.51%      5.16%

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through December 31, 2001, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operations, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is contained in the Consolidated Financial Statements and related footnotes appearing in this Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 is set forth in the proxy statement to be provided to stockholders in connection with the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Report, which information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation of Executive Officers--Employment Agreements," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1. Financial Statements

The following financial statements are filed as a part of this Report:

DOCUMENT                                                      PAGE
--------                                                      ----
Report of Independent Accountants                              28
Consolidated Financial Statements:
  Balance Sheet as of December 31, 2001 and 2000               29
  Statement of Operations for the years ended December 31,
     2001, 2000, and 1999                                      30
  Statements of Cash Flows for the years ended December 31,
     2001, 2000, and 1999                                      31
  Statements of Changes in Stockholders' Equity for the
     years ended December 31, 2001, 2000, and 1999             33
  Notes to Consolidated Financial Statements                   34
  Signatures                                                   52

2. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Report.

(b) REPORTS ON FORM 8-K

On November 27, 2001, the Company filed a Current Report on Form 8-K, dated November 15, 2001, to report under Item 2 (Acquisition or Disposition of Assets) that the Company had acquired Digital Visions, a division of Netzee, Inc., for cash consideration of $1.35 million and the assumptions of certain liabilities.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SS&C Technologies, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 1, 2002

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
ASSETS
Current assets
  Cash and cash equivalents                                   $ 28,425     $ 20,690
  Investments in marketable securities (Note 3)                 31,077       35,840
  Accounts receivable, net of allowance for doubtful
     accounts of $1,000 and $3,092, respectively (Note 4)        8,944       10,509
  Income taxes receivable                                           --          144
  Prepaid expenses and other current assets                      1,459        1,955
  Deferred income taxes (Note 7)                                 2,210        3,391
                                                              --------     --------
Total current assets                                            72,115       72,529
                                                              --------     --------
Property and equipment:
  Leasehold improvements                                         3,225        2,983
  Equipment, furniture, and fixtures                            15,967       16,338
                                                              --------     --------
                                                                19,192       19,321
  Less accumulated depreciation                                (11,468)     (10,429)
                                                              --------     --------
  Net property and equipment                                     7,724        8,892
                                                              --------     --------
Deferred income taxes (Note 7)                                   6,916        7,179
Goodwill, net of accumulated amortization of $266 and $201,
  respectively                                                      64          129
Intangible and other assets, net of accumulated amortization
  of $712 and $449, respectively                                 1,960        2,129
                                                              --------     --------
Total assets                                                  $ 88,779     $ 90,858
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt (Note 5)                  $      5     $     94
  Accounts payable                                               1,079        1,121
  Income taxes payable                                             696           --
  Accrued employee compensation and benefits                     1,717        1,071
  Other accrued expenses                                         3,055        3,492
  Deferred maintenance and other revenue                         9,279       12,421
                                                              --------     --------
Total current liabilities                                       15,831       18,199
  Long-term debt (Note 5)                                           --            5
                                                              --------     --------
Total liabilities                                               15,831       18,204
                                                              --------     --------
Commitments and contingencies (Notes 7, 8 and 13)
Stockholders' equity:
  Common stock, $0.01 par value, 50,000 shares authorized;
     16,356 and 16,195 shares issued and 14,919 and 15,134
     shares outstanding, respectively                              163          162
  Additional paid in capital                                    89,674       88,852
  Accumulated other comprehensive income                           186        2,434
  Accumulated deficit                                           (9,072)     (13,094)
                                                              --------     --------
                                                                80,951       78,354
  Less: cost of common stock in treasury; 1,438 and 1,061
     shares, respectively (Note 6)                               8,003        5,700
                                                              --------     --------
Total stockholders' equity                                      72,948       72,654
                                                              --------     --------
Total liabilities and stockholders' equity                    $ 88,779     $ 90,858
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              ----------    ----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses                                            $15,291       $16,633       $ 18,700
  Maintenance                                                   26,737        26,237         25,708
  Professional services                                          7,350        11,519         18,619
  Outsourcing                                                    6,339         5,625          2,709
                                                               -------       -------       --------
          Total revenues                                        55,717        60,014         65,736
                                                               -------       -------       --------
Cost of revenues:
  Software licenses                                                717           959          4,206
  Maintenance                                                    6,812         6,501          5,919
  Professional services                                          6,205         9,031         14,067
  Outsourcing                                                    5,865         6,537          3,565
                                                               -------       -------       --------
          Total cost of revenues                                19,599        23,028         27,757
                                                               -------       -------       --------
Gross profit                                                    36,118        36,986         37,979
                                                               -------       -------       --------
Operating expenses:
  Selling and marketing                                         11,355        12,332         18,237
  Research and development                                      11,291        14,239         18,655
  General and administrative                                    10,037        12,615         13,839
  Restructuring (Note 14)                                          840            --             --
  Litigation settlement costs (Note 13)                             --            --          9,330
                                                               -------       -------       --------
          Total operating expenses                              33,523        39,186         60,061
                                                               -------       -------       --------
Operating income (loss)                                          2,595        (2,200)       (22,082)
                                                               -------       -------       --------
Interest income, net                                             2,690         2,855          2,345
Other income, net (Note 15)                                      1,202         2,678            546
                                                               -------       -------       --------
Income (loss) before income taxes                                6,487         3,333        (19,191)
Provision (benefit) for income taxes (Note 7)                    2,465         1,161         (6,543)
                                                               -------       -------       --------
Net income (loss)                                              $ 4,022       $ 2,172       $(12,648)
                                                               =======       =======       ========
Basic earnings (loss) per share                                $  0.27       $  0.14       $  (0.81)
                                                               =======       =======       ========
Basic weighted average number of common shares outstanding      15,004        15,918         15,678
                                                               =======       =======       ========
Diluted earnings (loss) per share                              $  0.27       $  0.14       $  (0.81)
                                                               =======       =======       ========
Diluted weighted average number of common and common
  equivalent shares outstanding                                 15,168        15,962         15,678
                                                               =======       =======       ========

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flow from operating activities:
  Net income (loss)                                          $  4,022    $  2,172    $(12,648)
                                                             --------    --------    --------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                 3,699       3,932       6,998
  Gain on sales of equity investments                          (1,233)     (2,433)         --
  Loss (gain) on sale of property and equipment                     7         110         (62)
  Common stock issued for litigation settlement (Note 13)          --          --       1,300
  Equity-based compensation                                        --          --         123
  Deferred income taxes                                         1,444         912      (4,784)
  Income tax benefit related to exercise of stock options          52          11         281
  Provision for doubtful accounts                                 561       1,657       3,921
  Changes in operating assets and liabilities, excluding
     effects from acquisitions:
     Accounts receivable                                        1,286        (977)      9,482
     Prepaid expenses and other assets                            440         405        (371)
     Taxes receivable                                             143       2,578      (2,722)
     Accounts payable                                            (324)       (382)       (705)
     Accrued expenses                                              83         420      (2,235)
     Taxes payable                                                696          --      (1,059)
     Deferred maintenance and other revenues                   (3,096)      1,045      (1,926)
                                                             --------    --------    --------
          Total adjustments                                     3,758       7,278       8,241
                                                             --------    --------    --------
  Net cash provided by (used in) operating activities           7,780       9,450      (4,407)
                                                             --------    --------    --------
Cash flow from investing activities
  Additions to property and equipment                          (1,818)     (2,559)     (5,611)
  Proceeds from sale of property and equipment                     61          11         485
  Cash paid for business acquisitions (Note 12)                (1,584)         --          --
  Proceeds from note receivable (Note 15)                          --          --       2,250
  Issuance of convertible note receivable                          --      (1,000)       (250)
  Additions to capitalized software and other intangibles        (221)       (208)        (71)
  Purchases of marketable securities                          (33,105)    (36,806)    (24,903)
  Sales of marketable securities                               38,271      42,518      31,009
                                                             --------    --------    --------
  Net cash provided by investing activities                     1,604       1,956       2,909
                                                             --------    --------    --------
Cash flow from financing activities:
  Repayment of debt                                                --         (43)       (354)
  Issuance of common stock                                        316         517         896
  Exercise of options                                             494         206         983
  Purchase of common stock for treasury                        (2,303)     (5,700)         --
  Transfer of cash from restricted cash equivalents                --          --       1,230
                                                             --------    --------    --------
  Net cash provided by (used in) financing activities          (1,493)     (5,020)      2,755
                                                             --------    --------    --------
Effect of exchange rate on changes in cash                       (156)         --          --
Net increase in cash and cash equivalents                       7,735       6,386       1,257
Cash and cash equivalents, beginning of period                 20,690      14,304      13,047
                                                             --------    --------    --------
Cash and cash equivalents, end of period                     $ 28,425    $ 20,690    $ 14,304
                                                             ========    ========    ========
Supplemental disclosure of cash flow information
  Cash paid (received) for
     Interest expense                                        $     13    $     18    $      3
     Income taxes                                            $    128    $ (2,682)   $  1,726

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

As more fully described in Note 12, effective November 15, 2001, the Company acquired substantially all the assets and assumed certain of the liabilities of Digital Visions, a division of Netzee, Inc., for $1.35 million plus the costs of the transaction.

As more fully described in Note 12, effective March 11, 1999, the Company acquired all the outstanding stock of HedgeWare, Inc. for 685,683 shares of the Company's common stock.

As more fully described in Note 15, the Company sold its investment in Caminus Corporation for a $2.3 million note receivable.

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                COMMON STOCK                                       ACCUMULATED
                             ------------------                                       OTHER                            TOTAL
                             NUMBER OF              ADDITIONAL      ACCUMULATED   COMPREHENSIVE                    STOCKHOLDERS'
                              SHARES     AMOUNT   PAID-IN CAPITAL     DEFICIT     INCOME(LOSS)    TREASURY STOCK      EQUITY
                             ---------   ------   ---------------   -----------   -------------   --------------   -------------
                                                             (IN THOUSANDS)
Balance, at December 31,
  1998                        15,286      $153        $81,485         $(2,595)       $  (121)        $    --         $ 78,922
  Exercise of options            195         2          1,104              --             --              --            1,106
  Issuance of common stock       325         4          3,951              --             --              --            3,955
  Issuance of common stock
    for the litigation
    settlement                   211         2          1,298              --             --              --            1,300
  Income tax benefit
    related to exercise of
    stock options                 --        --            281              --             --              --              281
  Other                           27        --             --             (23)            --              --              (23)
Comprehensive income:
    Net loss                      --        --             --         (12,648)            --              --          (12,648)
    Foreign exchange
      translation
      adjustment                  --        --             --              --           (217)             --             (217)
    Change in unrealized
      loss on investments         --        --             --              --           (123)             --             (123)
                              ------      ----        -------         -------        -------         -------         --------
Balance, at December 31,
  1999                        16,044       161         88,119         (15,266)          (461)             --           72,553
  Exercise of options             40        --            206              --             --              --              206
  Issuance of common stock       111         1            516              --             --              --              517
  Purchase of common stock        --        --             --              --             --          (5,700)          (5,700)
  Income tax benefit
    related to exercise of
    stock options                 --        --             11              --             --              --               11
Comprehensive income:
    Net income                    --        --             --           2,172             --              --            2,172
    Foreign exchange
      translation
      adjustment                  --        --             --              --           (190)             --             (190)
    Change in unrealized
      gain on investments         --        --             --              --          3,085              --            3,085
                              ------      ----        -------         -------        -------         -------         --------
Balance, at December 31,
  2000                        16,195       162         88,852         (13,094)         2,434          (5,700)          72,654
  Exercise of options             95         1            494              --             --              --              495
  Issuance of common stock        66        --            276              --             --              --              276
  Purchase of common stock        --        --             --              --             --          (2,303)          (2,303)
  Income tax benefit
    related to exercise of
    stock options                 --        --             52              --             --              --               52
Comprehensive income:
    Net income                    --        --             --           4,022             --              --            4,022
    Foreign exchange
      translation
      adjustment                  --        --             --              --           (170)             --             (170)
    Change in unrealized
      loss on investments         --        --             --              --         (2,078)             --           (2,078)
                              ------      ----        -------         -------        -------         -------         --------
Balance, at December 31,
  2001                        16,356      $163        $89,674         $(9,072)       $   186         $(8,003)        $ 72,948
                              ======      ====        =======         =======        =======         =======         ========

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

SS&C Technologies, Inc. ("SS&C" or the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. The Company is a leading provider of client/server-based investment and financial management software, Application Service Provider (ASP) solutions and Business Process Outsourcing (BPO) solutions, and related services in five vertical markets in the institutional investment marketplace:

     1. financial institutions;
     2. hedge funds and family offices;
     3. institutional asset managers;
     4. insurance entities and pension funds; and
     5. real estate property managers.

The Company has developed a family of software products that provides a full range of mission-critical information management and analysis, trading, accounting, reporting, and compliance tools to help high-level investment professionals make informed real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products are focused on improving the effectiveness of decision-making through open, fully integrated access to meaningful data, acquired on a timely basis. The Company provides products and services to more than 7,500 organizations worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectability of accounts receivables, costs to complete certain contracts, income tax accruals and the value of deferred tax assets. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances among the companies have been eliminated.

Revenue Recognition

The Company follows the guidelines of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specific upgrades, enhancements, post-contract customer support, installation, or training. The determination of fair value is based upon vendor-specific objective evidence. Under SOP 97-2, the Company recognizes software license revenue allocated to software products, specified upgrades, and enhancements generally upon delivery of each of the related products, upgrades, or enhancements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The Company occasionally enters into license agreements requiring significant customization of the Company's software. The Company accounts for these agreements on the percentage-of-completion basis. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of development man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis, and are made in the period in which such losses are first estimated or determined.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is required to adopt these statements for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the statement will not result in a material impact on the earnings and financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard required that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and will be effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides guidance on accounting for the impairment of tangible long-lived assets and was effective for the Company on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Capitalized software costs of $695,000 and $814,000 are included in the December 31, 2001 and 2000 balance sheets, respectively, under "Intangible and other assets."

The Company's policy is to amortize these costs upon a product's general release to the customer. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software for 2001, 2000, and 1999, was $222,000, $201,000, and $193,000, respectively.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. Debt securities with original maturities of more than three months at the date of acquisition are classified as marketable securities. The Company classifies its entire investment portfolio, consisting of debt securities issued by state and local governments of the United States, debt securities issued by corporations and equities, as available for sale securities. The cost basis, using the specific identification method, approximates fair market value and an unrealized gain or loss is recognized in stockholder's equity.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

DESCRIPTION                                       USEFUL LIFE
-----------                                       -----------
Equipment                                          3-5 years
Furniture and fixtures                            7-10 years
Leasehold improvements          Shorter of lease term or estimated useful life

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

Goodwill and Intangible Assets

Goodwill resulting from acquisitions is amortized on a straight-line basis over its estimated life of five years. The carrying amount of goodwill is evaluated for future recoverability on a periodic basis, relying on a number of factors, including the estimated life of the customer base under the annual maintenance agreements, operating results for each division, business plans, budgets, and economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product development cycles, and changes in management's market emphasis. Amortization expense associated with goodwill was $64,000, $168,000, and $426,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Other intangible assets, excluding completed technology, are being amortized on a straight-line basis over their estimated lives of two to three years. Completed technology is amortized over approximately two to four years based on the ratio that current gross revenues of the product bear to the total of current and anticipated future gross revenues of the product or on a straight-line method, whichever is shorter. Amortization expense associated with completed technology for the years ended December 31, 2001, 2000, and 1999 was $34,000, $96,000, and $3,299,000, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company's customer base is highly diversified. As of December 31, 2001 and 2000, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

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

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                            2001      2000      1999
                                                           ------    ------    ------
Weighted average common shares outstanding                 15,004    15,918    15,678
Weighted average common stock equivalents--options            164        44        --
                                                           ------    ------    ------
Weighted average common and common equivalent shares
  outstanding                                              15,168    15,962    15,678
                                                           ======    ======    ======

Options to purchase 2,136,512, 2,809,180, and 2,920,180 shares were outstanding at December 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

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

The following table sets forth the components of comprehensive income (in thousands):

                                                         2001       2000       1999
                                                        -------    ------    --------
Net income (loss)                                       $ 4,022    $2,172    $(12,648)
Foreign currency translation losses                        (170)     (190)       (217)
Unrealized gains (losses) on marketable securities       (2,078)    3,085        (123)
                                                        -------    ------    --------
Total comprehensive income (loss)                       $ 1,774    $5,067    $(12,988)
                                                        =======    ======    ========

Reclassification

Certain amounts in prior year consolidated financial statements have been reclassified to be comparable with current year presentation. These classifications have had no effect on net income, working capital, or net equity.

3. MARKETABLE SECURITIES

At December 31, 2001 and 2000, the cost basis, fair value, and unrealized gains and losses by major security type, were as follows (in thousands):

                                                                    GROSS
                                                                  UNREALIZED     FAIR
                                                        COST        GAINS        VALUE
December 31, 2001:                                     -------    ----------    -------
State, municipal and county government bonds           $ 2,970       $ 36       $ 3,006
US government securities                                 5,125         52         5,177
Corporate bonds                                         21,899        286        22,185
Equities                                                   200        509           709
                                                       -------       ----       -------
          Total                                        $30,194       $883       $31,077
                                                       =======       ====       =======

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                   GROSS
                                                                 UNREALIZED       FAIR
                                                     COST      GAINS (LOSSES)     VALUE
December 31, 2000:                                  -------    --------------    -------
State, municipal and county government bonds        $ 8,054        $   (1)       $ 8,053
US government securities                             13,768           148         13,916
Corporate bonds                                       9,979            36         10,015
Equities                                              1,077         2,779          3,856
                                                    -------        ------        -------
          Total                                     $32,878        $2,962        $35,840
                                                    =======        ======        =======

The following table summarizes the maturities of marketable securities at December 31 (in thousands):

                                                               2001       2000
                                                              -------    -------
Less than one year                                            $13,479    $32,751
Due in 1-2 years                                               17,598      3,089
                                                              -------    -------
          Total                                               $31,077    $35,840
                                                              =======    =======

4. ACCOUNTS RECEIVABLE

Accounts receivable are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              ------    -------
Accounts receivable, net of allowance for doubtful accounts
  of $849 and $2,941, respectively                            $6,300    $ 7,354
Unbilled accounts receivable, net of allowance for doubtful
  accounts of $151 and $151, respectively                      2,644      3,155
                                                              ------    -------
Total accounts receivable                                     $8,944    $10,509
                                                              ======    =======

The Company records an allowance for doubtful accounts based on individual customer analyses. Write-offs of accounts receivable were $2,653,000, $2,196,000, and $2,991,000 for the years ended December 31, 2001, 2000, and
1999, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              2001     2000
                                                              -----    ----
Note payable to former Mabel shareholders                     $ --     $ 88
Capitalized lease obligations for office equipment, through
  September 2002                                                 5       11
                                                              -----    ----
                                                                 5       99
                                                              -----    ----
Less current portion                                            (5)     (94)
                                                              -----    ----
Long-term debt                                                $ --     $  5
                                                              =====    ====

The note payable to former Mabel shareholders was issued in connection with the Company's acquisition of Mabel Systems BV ("Mabel") (See Note 13). The terms of the purchase agreement were for the Company to pay $375,000 in three equal installments of $125,000 on the first, second, and third anniversaries of the closing date of the acquisition. Each payment was conditional on the continued

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES employment of the former shareholders with the Company as of the date of the payment. The December 31, 2000 balance of $88,000 due the former Mabel shareholders was paid in January 2001.

6. COMMON STOCK

At December 31, 2001, 50,000,000 shares were authorized and 14,918,578 shares were outstanding. At December 31, 2000, 50,000,000 shares of common stock were authorized and 15,133,965 shares were outstanding.

On March 11, 1999, the Company issued 685,683 shares of the Company's common stock in connection with the Company's acquisition of HedgeWare, Inc. On March 31, 1999, the Company issued 27,500 shares of the Company's common stock in connection with the acquisition of the Brookside Corporation.

On May 24, 2001, the Company's Board of Directors authorized the expenditure of up to $20 million for the repurchase of its common stock through May 24, 2002. The stock repurchase is in addition to a repurchase program begun on May 23, 2000 and completed on May 23, 2001, pursuant to which the Company repurchased 1,203,219 shares of common stock for approximately $6.5 million. During the year ended December 31, 2001, 376,400 shares of common stock were repurchased for approximately $2.3 million. As of December 31, 2001, under the repurchase programs, the Company had repurchased a total of 1,437,519 shares of Common Stock for approximately $8.0 million.

7. INCOME TAXES

The sources of income (loss) before income taxes were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         ------    ------    --------
U.S.                                                     $6,592    $3,696    $(18,884)
Foreign                                                    (105)     (363)       (307)
                                                         ------    ------    --------
Income (loss) from consolidated companies before taxes   $6,487    $3,333    $(19,191)
                                                         ======    ======    ========

The income tax provision (benefit) for the years ended December 31, 2001, 2000, and 1999 consists of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          ------    ------    -------
Current:
  Federal                                                 $  845    $  (28)   $(1,955)
  Foreign                                                     97       443        101
  State                                                       79      (166)        95
Deferred:
  Federal                                                  1,220     1,032     (3,826)
  State                                                      224      (120)      (958)
                                                          ------    ------    -------
          Total                                           $2,465    $1,161    $(6,543)
                                                          ======    ======    =======

The effective tax rates were 38.0%, 34.8%, and 34.1% for the years ended December 31, 2001, 2000, and 1999, respectively. The reconciliation between the effective tax rates and the expected tax expense is

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES computed by applying the US federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          ------    ------    -------
Computed "expected" tax expense (benefit)                 $2,206    $1,133    $(6,525)
Increase (decrease) in income taxes resulting from:
  State income taxes (net of federal income tax benefit)     200      (189)      (570)
  Tax-exempt interest income                                 (17)     (215)      (369)
  Foreign operations rate differential                        82       350        206
  Litigation settlement                                       --        --      1,086
  Meals and entertainment                                     39        59         84
  Research and development credit                             --      (419)      (200)
  Goodwill                                                    22       447         --
  S Corporation earnings not taxable to the Company           --        --        (88)
  Other                                                      (67)       (5)      (167)
                                                          ------    ------    -------
Provision (benefit) for income taxes                      $2,465    $1,161    $(6,543)
                                                          ======    ======    =======

The components of the net deferred tax assets at December 31, 2001 and 2000 are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Deferred tax assets                                           $10,202    $12,628
Deferred tax liabilities                                         (404)    (1,469)
Valuation allowance                                              (672)      (589)
                                                              -------    -------
     Net deferred tax assets                                  $ 9,126    $10,570
                                                              =======    =======

The components of deferred income taxes at December 31, 2001 and 2000 are as follows (in thousands):

                                                                DECEMBER 31,
                                             --------------------------------------------------
                                                      2001                       2000
                                             -----------------------    -----------------------
                                             DEFERRED     DEFERRED      DEFERRED     DEFERRED
                                               TAX           TAX          TAX           TAX
                                              ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                             --------    -----------    --------    -----------
Purchased in-process research and
  development                                $ 4,230        $ --        $ 4,615       $   --
Net operating loss carryforwards                 894          --          2,762           --
Acquired technology                            2,052          --          2,203           --
Accounts receivable                              824          --          1,142          191
Tax credit carryforwards                       1,958          --          1,404           --
Accrued expenses                                 182          --            401           --
Fixed assets                                      --         128             --          951
Capitalized software                              --         276             --          327
Other                                             62          --            101           --
                                             -------        ----        -------       ------
          Total                              $10,202        $404        $12,628       $1,469
                                             =======        ====        =======       ======

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

At December 31, 2001, no deferred taxes have been provided on the unremitted earnings of the Company's foreign subsidiaries, which have been, or intend to be, permanently reinvested. Undistributed earnings amounted to approximately $267,000.

At December 31, 2001, the Company had state net operating loss carryforwards of $4,775,000 that expire between 2004 and 2019. The foreign net operating loss carryforwards other than Japan of $1,369,000 are available to offset foreign income on an indefinite carryforward basis. Japan's net operating loss of $752,000 expires in 2005.

Alternative minimum tax credits of $776,000 are available to offset U.S. federal taxable income on an indefinite carryforward basis. The company also has research and development credits of $929,000 and foreign tax credits of $311,000 that will expire at various dates through 2020.

The Internal Revenue Service ("IRS") has notified the Company of purported federal income tax deficiencies for the years 1997 through 1999. At issue is the Company's deduction of an aggregate of $6.8 million of payments made by the Company pursuant to the settlement, on May 7, 1999, of a consolidated securities class action lawsuit. Payments made pursuant to the settlement were deducted by the Company on its 1997, 1998 and 1999 income tax returns. The Company believes the deductions were justified and intends to contest the proposed adjustment. The Company has made no provision in its financial statements relating to the proposed adjustment. If the IRS does not allow these deductions, the resulting tax liability could have a material adverse effect on the Company's results of operations in the period reported.

8. LEASES

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense for the years ended December 31, 2001, 2000, and 1999 was $3,095,000, $3,366,000, and $3,046,000, respectively.
The lease for the corporate facility in Windsor, Connecticut expires in 2008 and the Company has the right to extend the lease for an additional term of five years. Future minimum lease payments under these operating leases are as follows (in thousands):

                                                              YEAR ENDING DECEMBER 31,
                                                              ------------------------
2002                                                                  $ 3,041
2003                                                                    2,851
2004                                                                    2,435
2005                                                                    2,025
2006                                                                    1,739
Thereafter                                                              2,312
                                                                      -------
                                                                      $14,403
                                                                      -------

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company subleases office space under noncancelable leases. The Company received rental income under these leases of $569,000, $620,000, and $479,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Minimum future lease receipts under these leases are as follows (in thousands):

                                                              YEAR ENDING DECEMBER 31,
                                                              ------------------------
2002                                                                   $  544
2003                                                                      469
2004                                                                      480
2005                                                                      325
2006                                                                      109
                                                                       ------
                                                                       $1,927
                                                                       ------

9. LICENSE AND ROYALTY AGREEMENTS

The Company has non-exclusive rights to integrate certain third-party software into certain of the Company's products. Under the terms of the agreement, the licenser of the software is paid minimum monthly royalties and additional royalties based on a percentage of the related license fee revenues collected by the Company. Under this agreement, the Company is obligated to pay on a cumulative basis at least $25,000 per quarter. The total royalty expense under these agreements for the years ended December 31, 2001, 2000, and 1999 was $456,000, $476,000, and $487,000, respectively.

In connection with the Savid acquisition, the Company has agreed to pay 10% of license fees with respect to sales and/or licensing of the Savid system during the period commencing on April 15, 1998 and ending on April 14, 2003. There was no royalty expense for the year ended December 31, 2001, and expense for the years ended December 31, 2000 and 1999 was $37,380 and $93,250, respectively.

In connection with the Quantra acquisition in 1998, the Company is party to three royalty agreements as a result of utilities that interface with the Company's SKYLINE II product. The royalties are paid based on either annual guaranteed total unit sales of the product at a rate of $15 per user, or as a percentage of the utility list price, which is typically 33.33%. Royalty expense for the periods ended December 31, 2001, 2000, and 1999 was $24,811, $3,643, and $100,196, respectively.

10. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) Retirement Plan (the "Plan"), which covers substantially all employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 20% of his or her salary, subject to certain limitations. The Plan provides for a Company match of employees' contributions in an amount equal to 50% of an employee's contributions up to $2,000 per year. The Company offers employees a selection of various public mutual funds but does not include Company common stock as an investment option in its Plan.

In connection with the acquisitions of Shepro Braun Systems and HedgeWare (Note
13), the Company assumed pre-existing deferred compensation plans, which were established in January 1995 and January 1994, respectively. Since the acquisitions, Shepro Braun Systems and HedgeWare employees may elect to contribute to the SS&C plan. The Shepro Braun Systems and HedgeWare plans have been frozen for any additional contributions.

During the years ended December 31, 2001, 2000, and 1999, the Company incurred $339,000, $568,000, and $371,000, respectively, of expenses related to these plans.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

11. STOCK OPTION AND PURCHASE PLANS

During 1994, the Board of Directors approved a new plan ("1994 Plan"), effective January 1, 1995, for which 1,000,000 shares of common stock were reserved. The 1994 Plan was amended in October 1995 and April 1996 to reserve additional shares of common stock for issuance under the plan, bringing the total shares of common stock reserved for issuance to 3,000,000. Options under the 1994 Plan generally vest ratably over four years and expire ten years subsequent to the grant. The Board of Directors, as of April 30, 1998, decided that no further options shall be granted under the 1994 plan. There were options to purchase 1,201,667, 1,253,876, and 1,704,223 shares of common stock outstanding as of December 31, 2001, 2000, and 1999, respectively. Options to purchase 861,990, 784,020, and 896,714 shares of common stock were exercisable as of December 31, 2001, 2000, and 1999, respectively.

The Company's 1996 Director Stock Option Plan provides for non-employee directors to receive options to purchase common stock of the Company at an exercise price equal to the fair market value of the common stock at the date of grant. Each option granted under the 1996 Plan is fully vested immediately upon the option grant date and expires ten years from the grant date. On May 23, 2000, the plan was amended to increase the number of reserved shares to 300,000. At December 31, 2001, 2000, and 1999, there were 145,000, 160,000, and 70,000 shares, respectively, available for director option grants. There were options to purchase 140,000, 125,000, and 65,000 shares of common stock outstanding as of December 31, 2001, 2000, and 1999, respectively. All options outstanding were exercisable as of December 31, 2001, 2000, and 1999, respectively.

During 1998, the Board of Directors approved the 1998 Stock Incentive Plan ("1998 Plan"), which initially had 1,500,000 shares of common stock reserved for issuance. On May 23, 2000, the number of reserved shares was increased by 500,000 and on May 24, 2001, the number of reserved shares was increased by 500,000 for a total of 2,500,000 shares. Generally, options under the 1998 Plan vest ratably over four years and expire ten years subsequent to the grant. Shares available for option grants under the 1998 Plan were 1,185,962, 1,134,070, and 554,043 at December 31, 2001, 2000, and 1999, respectively. There were options to purchase 1,305,497, 859,680, and 945,957 shares of common stock outstanding at December 31, 2001, 2000, and 1999, respectively, of which options to purchase 503,030, 294,206, and 81,561 shares were exercisable.

In 1999, the Board of Directors approved the Company's 1999 Non-Officer Employee Stock Incentive Plan ("1999 Plan") and reserved 1,250,000 shares of common stock for issuance under the 1999 Plan. All of the Company's employees, consultants, and advisors other than the Company's executive officers and directors are eligible to participate in the 1999 Plan. Only non-statutory stock options, restricted stock awards, and other stock-based awards may be granted under the 1999 Plan. Shares available for option grants under the 1999 Plan were 453,381 and 217,266 at December 31, 2001, and 2000, respectively. There were options to purchase 668,490 and 999,400 shares of common stock outstanding at December 31, 2001, and 2000, respectively, of which options to purchase 300,770 and 67,917 shares were exercisable.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes stock option transactions for the years ended December 31, 2001, 2000, and 1999.

                                                                            WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                              ----------    ----------------
Outstanding at December 31, 1998                               2,451,177         $10.97
  Granted                                                      1,259,965          12.23
  Cancelled                                                     (410,381)         12.36
  Exercised                                                     (380,581)         11.07
                                                              ----------         ------
Outstanding at December 31, 1999                               2,920,180          11.32
  Granted                                                      1,542,750           5.37
  Cancelled                                                   (1,185,390)          9.33
  Exercised                                                      (39,584)          5.20
                                                              ----------         ------
Outstanding at December 31, 2000                               3,237,956           9.28
  Granted                                                        630,500           5.42
  Cancelled                                                     (457,903)          7.72
  Exercised                                                      (94,899)          5.22
                                                              ----------         ------
Outstanding at December 31, 2001                               3,315,654         $ 8.89
                                                              ==========         ======

The following table summarizes information about stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ---------------------------------   -------------------------
                                  WEIGHTED AVERAGE                                     WEIGHTED
   RANGE OF          NUMBER          REMAINING          WEIGHTED          NUMBER       AVERAGE
   EXERCISE      OUTSTANDING AT   CONTRACTUAL LIFE      AVERAGE       EXERCISABLE AT   EXERCISE
     PRICE          12/31/01          (YEARS)        EXERCISE PRICE      12/31/01       PRICE
---------------  --------------   ----------------   --------------   --------------   --------
$ 3.94 - $ 5.83    1,649,427            7.8              $ 5.16          727,663        $ 5.03
  6.00 -   9.00      289,792            7.3                6.61          151,715          6.92
  9.38 -  13.50      555,020            6.1               10.48          514,065         10.39
 14.58 -  18.13      726,000            3.4               15.19          326,796         15.63
 22.75 -  23.63       95,415            6.2               23.28           85,551         23.26

The exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the Company's common stock on the date of grant.

The Company's 1996 Employee Stock Purchase Plan permits employees of the Company to purchase shares of common stock pursuant to payroll deductions at a price equal to 85% of the fair market value of the Company's common stock on either the first or last day of the purchase period, whichever is lower. The Company has adopted semiannual purchase periods of October through March and April through September. As of December 31, 2001, employees had deposited with the Company, through payroll deductions, approximately $51,000 to purchase shares through the stock purchase plan at March 31, 2002. In May 2000, the Plan was further amended to increase the reserved shares from 400,000 to 600,000.

At December 31, 2001, 2000, and 1999, 5,245,000, 4,968,000, and 4,839,000
shares, respectively, were reserved for the stock option and employee stock purchase plans.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below for the periods ending December 31 (in thousands except per share amounts):

                                                         2001      2000        1999
                                                        ------    -------    --------
Net income (loss), as reported                          $4,022    $ 2,172    $(12,648)
Net (loss), pro forma                                     (432)    (2,073)    (17,690)
Basic earnings (loss) per share, as reported              0.27       0.14       (0.81)
Basic (loss) per share, pro forma                        (0.03)     (0.13)      (1.13)
Diluted earnings (loss)per share, as reported             0.27       0.14       (0.81)
Diluted (loss) per share, pro forma                      (0.03)     (0.13)      (1.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 0%; expected volatility of 58%, 65%, and 70%; risk-free interest rate of 4.49%, 6.6%, and 5.2%; and expected lives of 5 years for 2001, 5 years for 2000, and 4.26 years for 1999. The weighted-average fair value of options granted using this option-pricing model in 2001, 2000, and 1999 was $2.47, $3.26, and $6.04, respectively.

The fair value of each estimated stock grant under the employee stock purchase plan is based on the price of the stock at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 0%; expected volatility of 58%, 65%, and 70%; risk-free interest rate of 5.39%, 5.53%, and 4.96%, and expected lives of 6 months.

12. ACQUISITIONS

On November 14, 1997, the Company acquired all of the outstanding stock of Mabel Systems BV for $2.5 million, which included $100,000 of direct costs associated with the acquisition. The purchase was paid in the form of cash for $475,000, 72,816 shares of common stock of the Company valued at $750,000, $375,000 due in three equal annual installments of $125,000 on the anniversary date of the transaction, $286,000 of notes payable to the former Mabel shareholders, and the assumption of liabilities of $623,000. The agreement also called for a contingent payment to be made in 2001. The payment was contingent on the continued employment of the former Mabel shareholders and was based on the revenues generated by the Mabel division. As of December 31, 2000, upon achieving certain milestones, the Company recognized an expense of $1.3 million associated with this contingent payment. The payment was made in the first quarter of 2001.

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

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. ("HedgeWare"), a provider of portfolio, financial, partnership, and tax accounting software and service support to hedge fund managers and traders, for 685,683 shares of Common Stock of the Company in a business combination accounted for as a pooling-of-interests. Accordingly, the financial statements for all periods prior to the combination have been restated to reflect the combined operations. The Company, HedgeWare and the former stockholders of HedgeWare have entered into an Escrow Agreement providing, among other things, that 89,139 shares of Common Stock will be held in escrow to reimburse the Company in connection with breaches of representations, warranties or covenants, if any, as well as potential rental obligations and sales tax liabilities of HedgeWare. There were no claims against the escrow and, therefore, the escrow shares were released in the first quarter of 2001. The results of operations presented below for the year ended December 31, 1999 present the Company and HedgeWare as stand-alone entities. There were no intercompany transactions and no adjustments to net assets of the combining companies to adopt the same accounting practices.

                                                                                       TOTAL
                                                             COMPANY     HEDGEWARE    COMPANY
                                                             --------    ---------    --------
                                                                      (IN THOUSANDS)
1999
  Revenues                                                   $ 63,067     $2,669      $ 65,736
  Net income (loss)                                          $(14,044)    $1,396      $(12,648)

HedgeWare had elected to be treated as a Subchapter S Corporation for income tax purposes and, as such, income taxes are provided from March 11, 1999 for HedgeWare's results of operations. During the quarter ended March 31, 1999, the Company issued stock valued at $3.1 million in satisfaction of certain

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES shareholder and employee-related accrued expenses of HedgeWare that existed as of the effective date of the merger.

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

For the Mabel, Quantra, and Savid acquisitions, the allocation to completed technology is based on future risk-adjusted discounted cash flows. Completed technology has been capitalized and included within Intangible and Other Assets. Amortization expense associated with completed technology for the Mabel, Quantra, and Savid acquisitions for the years ended December 31, 2001, 2000, and 1999 were $0, $96,000 and $3,299,000, respectively.

On November 15, 2001, the Company acquired substantially all of the assets of Digital Visions (DVI), a division of Netzee, Inc., for $1.35 million in cash and the assumption of liabilities of $355,000. Digital Visions delivers two major products over the Internet to over 1,700 community financial institutions. The first is a suite of bond accounting, interest rate analytic, and asset liability management services under the brand name PortPro(R), which is primarily sold through dealer banks and bond brokers. The second is a "Mall" of information services designed to help retail and small business lending officers at these institutions.

The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of DVI have been included in the consolidated financial statements from November 1, 2001. The purchase price was allocated to tangible and intangible assets and liabilities based on their fair market value on the date of the acquisition.

The following summarizes the allocation of the purchase price for the DVI acquisitions (in thousands):

                                                                 2001
                                                                ------
Accounts receivable                                             $  348
Prepaid expenses (other)                                            87
Equipment and furniture                                            491
Liabilities assumed                                               (355)
Completed technology                                             1,013
                                                                ------
Cash paid                                                       $1,584
                                                                ======

The unaudited pro forma condensed consolidated results of operations presented below for the years ended December 31, 2001 and 2000 assumes the DVI acquisition occurred at the beginning of 2000 (in thousands, except per share data):

                                                               2001       2000
                                                              -------    -------
Total revenues                                                $58,198    $61,974
Operating income (loss)                                           533     (5,576)
Net income                                                      2,785         23
Basic earnings per share                                         0.19       0.00
Diluted earnings per share                                       0.18       0.00

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

These pro forma results are not necessarily indicative of results of operations that would have actually occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

13. COMMITMENTS AND CONTINGENCIES

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

14. RESTRUCTURING CHARGE

As a result of a review of its resource needs, the Company made the decision to close several branches and eliminate redundant positions. The restructuring charge incurred in connection with the branch closings and the elimination of positions was $0.8 million for the year ended December 31, 2001. The charge primarily consisted of severance pay for terminated employees, ongoing lease commitments and fixed assets write-offs.

15. RELATED PARTY TRANSACTIONS

The Company had a liability as of December 31, 2000 with the former Mabel shareholders. (see Note 5)

On May 1, 1998, the Company invested approximately $2.2 million in cash in exchange for a 24% ownership interest in Caminus Corporation, a services and software company serving the power and gas trading business. The Company also entered into an exclusive distribution agreement which allows Caminus to sell the Company's software products within energy-related markets over a five-year period based on certain terms and conditions. Under this agreement, Caminus purchased $750,000 in 1998, $1,250,000 in 1999, and $750,000 in 2000 of
software.

In the fourth quarter of 1998, the Company sold its interest in Caminus for $2,250,000 and obtained a warrant to purchase 4.5% of Caminus. In January 2000, the Company exercised the warrant to purchase 277,052 shares of Caminus for $1.8 million. During 2000, the Company sold 111,205 shares and realized a gain of $2.3 million. During 2001, the Company sold 135,000 shares and realized a gain of $2.4 million.

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

16. INTERNATIONAL SALES AND GEOGRAPHIC INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". There were no sales to any individual customers during the years in the three-

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES year period ended 2001 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the customer.

The Company manages its business primarily on a geographic basis. The Company's reportable segments consist of the Americas and Europe. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia Pacific and Japan.

Revenues by geography for the years ended December 31, were (in thousands):

                                                         2001       2000       1999
                                                        -------    -------    -------
Americas                                                $48,265    $49,974    $53,471
Europe                                                    5,043      6,850     11,557
Other segments                                            2,409      3,190        708
                                                        -------    -------    -------
                                                        $55,717    $60,014    $65,736
                                                        =======    =======    =======

Long-lived assets by geography for the years ended December 31, were (in thousands):

                                                               2001      2000
                                                              ------    -------
Americas                                                      $9,202    $10,533
Europe                                                           354        424
Other segments                                                   193        193
                                                              ------    -------
                                                              $9,749    $11,150
                                                              ======    =======

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
  Revenue                                             $12,829    $14,279    $14,140    $14,469
  Gross profit                                          7,544      9,412      9,442      9,720
  Operating income (loss)                              (1,039)       647      1,224      1,763
  Net income                                              586      1,197      1,027      1,212
  Basic earnings per share                                .04        .08        .07        .08
  Diluted earnings per share                              .04        .08        .07        .08
2000
  Revenue                                             $15,120    $15,403    $15,312    $14,179
  Gross profit                                          8,955      9,549      9,876      8,606
  Operating income (loss)                              (1,290)        87         89     (1,086)
  Net income                                               11        609        634        918
  Basic earnings per share                                 --        .04        .04        .06
  Diluted earnings per share                               --        .04        .04        .06

The fourth quarter of 2000 includes a $2.0 million gain related to the sale of additional Caminus shares.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

18. SUBSEQUENT EVENTS

On January 15, 2002, the Company acquired substantially all the assets of Real-Time USA, Inc. for $4.0 million in cash and the assumption of certain liabilities, with a potential earn-out payment of up to $1.17 million if 2002 Real-Time revenue targets are met. Headquartered in Oakbrook Terrace, IL, Real-Time is a solution provider of sell-side fixed income applications. Real-Time delivers a comprehensive suite of front-, mid-, and back-office applications via Application Service Provider (ASP) or license, to commercial banks and broker-dealers throughout the United States. The transaction will be accounted for as a purchase.

On January 22, 2002, the Company repurchased an aggregate of 1,300,000 shares of its common stock from General Atlantic Partners 15, L.P. and GAP Coinvestment Partners, L.P. at $8.50 per share, for an aggregate purchase price of $11.05 million. The transaction was part of the Company's stock repurchase program (See
Note 6).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

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

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----

               /s/ WILLIAM C. STONE                  President, Chief Executive         March 29, 2002
---------------------------------------------------  Officer, and Chairman of the
                 William C. Stone                    Board of Directors (Principal
                                                     Executive Officer)

             /s/ ANTHONY R. GUARASCIO                Senior Vice President and Chief    March 29, 2002
---------------------------------------------------  Financial Officer (Principal
               Anthony R. Guarascio                  Financial and Accounting Officer)

              /s/ DAVID W. CLARK, JR.                Director                           March 29, 2002
---------------------------------------------------
                David W. Clark, Jr.

               /s/ JOSEPH H. FISHER                  Director                           March 29, 2002
---------------------------------------------------
                 Joseph H. Fisher

             /s/ JONATHAN M. SCHOFIELD               Director                           March 29, 2002
---------------------------------------------------
               Jonathan M. Schofield

             /s/ PATRICK J. MCDONNELL                Director                           March 29, 2002
---------------------------------------------------
               Patrick J. McDonnell

                /s/ ALBERT L. LORD                   Director                           March 29, 2002
---------------------------------------------------
                  Albert L. Lord

               /s/ JAMES L. SULLIVAN                 Director                           March 29, 2002
---------------------------------------------------
                 James L. Sullivan

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 2.1+      Asset Purchase Agreement, dated as of March 20, 1998, by and among the Registrant, AEGON USA Realty Advisors, Inc., and
           Quantra Corporation is incorporated herein by reference to
           Exhibit 2 to the Registrant's Current Report on Form 8-K,
           dated March 20, 1998 (File No. 000-28430)
 2.2+      Stock Purchase Agreement, dated as of April 9, 1998, by and among the Registrant, Savid International, Inc., The Savid
           Group, Inc. and Diane Cossin is incorporated herein by
           reference to Exhibit 2 to the Registrant's Current Report on
           Form 8-K, dated April 9, 1998 (File No. 000-28430)
 2.3+      Agreement and Plan of Merger, dated March 11, 1999, by and among the Registrant, HedgeWare, Inc., Asset Management
           Acquisition Corp. and the Sellers named herein is
           incorporated herein by reference to Exhibit 2 to the
           Registrant's Current Report on Form 8-K dated March 11, 1999
           (File No. 000-28430)
 2.4+      Stock Purchase Agreement, dated March 31, 1999, by and among the Registrant, The Brookside Corporation and John M. Boyle
           is incorporated herein by reference to exhibit 2 to the
           Registrant's Current Report on Form 8-K, dated March 31,
           1999 (File No. 000-28430)
 2.5+      Asset Purchase Agreement, dated November 15, 2001, by and
           between the Registrant and Netzee, Inc. is incorporated
           herein by reference to Exhibit 2.1 to the Registrant's
           Current Report on Fork 8-K, dated November 15, 2001 (File
           No. 000-28430)
 3.1       Amended and Restated Certificate of Incorporation of the
           Registrant, as amended is incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form
           10-Q for the quarterly period ended June 30, 1999 (File No.
           000-28430)
 3.2       Second Amended and Restated By-Laws of the Registrant is
           incorporated herein by reference to Exhibit 3 to the
           Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-28430)
 4         Specimen Certificate for shares of Common Stock, $.01 par
           value per share, of the Registrant is incorporated herein by reference to Exhibit 4 to the Registrant's Registration
           Statement on Form S-1, as amended (File No. 333-3094) (the
           "Form S-1")
10.1*      1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Form S-1
10.2*      1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1996
           (File No. 000-28430)
10.3*      1996 Director Stock Option Plan, as amended, is incorporated herein by reference to Appendix D to the Registrant's
           Definitive Schedule 14A, filed April 28, 2000 (File No.
           000-28430)
10.4*      1998 Stock Incentive Plan, as amended, is incorporated by
           reference to appendix C to the Registrant's Definitive
           Schedule 14A, filed April 27, 2001 (File No. 000-28430)
10.5*      Employment Agreement between the Registrant and William C.
           Stone, dated March 28, 1996, is incorporated herein by
           reference to Exhibit 10.5 to the Form S-1
10.6       Reseller Agreement between the Registrant and PFX(USA),
           Inc., dated June 22, 1993, is incorporated herein by
           reference to Exhibit 10.16 to the Form S-1
10.7       Lease Agreement, dated September 23, 1997, by and between
           the Registrant and Monarch Life Insurance Company, as
           amended, is incorporated herein by reference to Exhibit
           10.15 to the Registrant's Annual Report on Form 10-K for the
           year ended December 31, 1997 (File No. 000-28430)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.8       Purchase and Sale Agreement, dated January 22, 2002, by and among the Registrant, General Atlantic Partners 15, L.P. and
           GAP Coinvestment Partners, L.P.
21         Subsidiaries of the Registrant
23         Consent of PricewaterhouseCoopers LLP

---------------
* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the Instructions to the Annual Report on Form 10-K.

+ The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.