Form 10-Q
period 2002-03-31
SS&C TECHNOLOGIES INC
filed 2002-05-15
CIK 1011661

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

      Number of shares outstanding of the issuer's classes of common stock as of May 10, 2002:

                  Class                            Number of Shares Outstanding
                  -----                            ----------------------------
common stock, par value $0.01 per share                     12,443,032


================================================================================

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at
           March 31, 2002 and December 31, 2001                         2

           Consolidated Statements of Operations for the
           three-month periods ended March 31, 2002 and 2001            3

           Consolidated Statements of Cash Flows for the
           three-month periods ended March 31, 2002 and 2001            4

           Notes to Consolidated Financial Statements                   5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                           14

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                            14

           SIGNATURE                                                   15



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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,
                                                          2002      December 31,
                                                       (unaudited)      2001
                                                       -----------  ------------

ASSETS

Current assets

      Cash and cash equivalents                         $ 16,297       $ 28,425
      Investments in marketable securities                32,557         31,077
      Accounts receivable, net of allowance               10,802          8,944
           for doubtful accounts
      Prepaid expenses and other current assets            1,057          1,459
      Deferred income taxes                                2,002          2,210
                                                        --------       --------
Total current assets                                      62,715         72,115
                                                        --------       --------
Property and equipment
      Leasehold improvements                               3,233          3,225
      Equipment, furniture, and fixtures                  16,384         15,967
                                                        --------       --------
                                                          19,617         19,192
      Less accumulated depreciation                      (12,288)       (11,468)
                                                        --------       --------
         Net property and equipment                        7,329          7,724
                                                        --------       --------
Deferred income taxes                                      6,952          6,916
Intangible and other assets, net of
   accumulated amortization                                3,678          2,024
                                                        --------       --------
Total assets                                            $ 80,674       $ 88,779
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                  $   953        $ 1,079
      Income taxes payable                                  352            696
      Accrued employee compensation and benefits          1,149          1,722
      Other accrued expenses                              1,921          3,055
      Deferred maintenance and other revenue             14,987          9,279
                                                        --------       --------
Total current liabilities                                19,362         15,831
                                                        --------       --------
Total liabilities                                        19,362         15,831
                                                        --------       --------

Stockholders' equity

      Common stock                                          164            163
      Treasury stock                                    (20,142)        (8,003)
      Additional paid-in capital                         90,112         89,674
      Accumulated other comprehensive income               (685)           186
      Accumulated deficit                                (8,137)        (9,072)
                                                        --------       --------
Total stockholders' equity                               61,312         72,948
                                                        --------       --------
Total liabilities and stockholders' equity             $ 80,674       $ 88,779
                                                        ========       ========



       See accompanying Notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                        Three months ended
                                                     ------------------------
                                                     March 31,      March 31,
                                                       2002           2001
                                                     ---------      ---------

Revenues:
  Software licenses                                  $ 3,205        $ 3,212
  Maintenance                                          6,815          6,413
  Professional services                                1,940          1,999
  Outsourcing                                          3,255          1,418
                                                     -------        -------
    Total revenues                                    15,215         13,042
                                                     -------        -------
Cost of revenues:
  Software licenses                                      323            180
  Maintenance                                          1,430          1,815
  Professional services                                1,392          2,071
  Outsourcing                                          2,152          1,432
                                                     -------        -------
     Total cost of revenues                            5,297          5,498
                                                     -------        -------
Gross profit                                           9,918          7,544
                                                     -------        -------
Operating expenses:
  Selling and marketing                                2,660          2,881
  Research and development                             2,861          3,173
  General and administrative                           1,992          2,529
  Write-off of purchased in-process
    research and development                           1,744             --
                                                     -------        -------
      Total operating expenses                         9,257          8,583
                                                     -------        -------
Operating income (loss)                                  661         (1,039)
                                                     -------        -------

Interest income, net                                     442            721
Other income, net                                        455          1,234
                                                     -------        -------

Income before income taxes                             1,558            916
Provision for income taxes                               623            330
                                                     -------        -------
Net income                                           $   935        $   586
                                                     =======        =======
Basic earnings per share                             $  0.07        $  0.04
                                                     =======        =======
Basic weighted average number of common
  shares outstanding                                  13,905         15,105
                                                     =======        =======
Diluted earnings per share                           $  0.06        $  0.04
                                                     =======        =======
Diluted weighted average number of common
  and common equivalent shares outstanding            14,436         15,166
                                                     =======        =======


          See accompanying Notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                           Three months ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          2002           2001
                                                        ---------      ---------

Cash flow from operating activities:

     Net income                                         $    935       $    586
                                                        ========       ========
Adjustments to reconcile net income to net cash
  provided by Operating activities:
     Depreciation and amortization                         1,091            880
     Gain on sales of equity investments                    (486)        (1,219)
     Loss (gain) on sale of property and equipment             1             (3)
     Deferred income taxes                                   172            331
     Purchased in-process research and development         1,744             --
     Provision for doubtful accounts                         146            332
     Changes in operating assets and liabilities,
      excluding effects from acquisitions:
         Accounts receivable                              (1,704)          (183)
         Prepaid expenses and other assets                   268             54
         Taxes receivable                                     --           (193)
         Accounts payable                                   (169)           224
         Accrued expenses                                 (1,733)        (1,544)
         Taxes payable                                      (347)            --
         Deferred maintenance and other revenues           5,742          2,819
                                                        --------       --------
            Total adjustments                              4,725          1,498
                                                        --------       --------
     Net cash provided by operating activities             5,660          2,084
                                                        ========       ========
Cash flow from investing activities:
     Additions to property and equipment                    (132)          (479)
     Proceeds from sale of property and equipment             --             16
     Cash paid for business acquisitions, net             (3,943)            --
       of cash received
     Additions to capitalized software and                    --            (81)
       other intangibles
     Purchases of marketable securities                   (5,526)       (12,807)
     Sales of marketable securities                        3,713         16,827
                                                        --------       --------
     Net cash (used in) provided by investing
       activities                                         (5,888)         3,476
                                                        ========       ========
Cash flow from financing activities:
     Repayment of debt                                      (146)           (90)
     Exercise of options                                     430             --
     Purchase of common shares for treasury              (12,139)          (504)
                                                        --------       --------
     Net cash used in financing activities               (11,855)          (594)
                                                        --------       --------

Effect of exchange rate changes on cash                      (45)            --
                                                        --------       --------
Net increase (decrease) in cash and cash
  equivalents                                            (12,128)         4,966

Cash and cash equivalents, beginning of period            28,425         20,690
                                                        --------       --------
Cash and cash equivalents, end of period                $ 16,297       $ 25,656
                                                        ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2001 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the full year.

2. Recent Accounting Policies

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company has completed the impairment test for goodwill and has determined that no potential impairment exists. Pro forma net income and net income per share for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows (in thousands):


                                                  Three months
                                                     ended
                                                 March 31, 2001
                                                 --------------


            Reported net income                      $  586
            Add: goodwill amortization, net of tax       10
                                                     ------
              Pro forma net income                      596
                                                     ======

            Reported net income per share:
            Basic                                    $ 0.04
            Diluted                                  $ 0.04

            Pro forma earnings per share:
            Basic                                    $ 0.04
            Diluted                                  $ 0.04


In addition, effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. For the three months ended March 31, 2002 and 2001, the Company has presented customer reimbursement revenue and expenses of $137,000 and $213,000, respectively, within professional services in accordance with Issue No. 01-14. Customer reimbursements represent direct costs paid to third parties primarily for travel expenses. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating income or net income.

3. Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase 1.4 million and 2.7 million shares at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                   March 31,       March 31,
                                                     2002             2001
                                                   ---------       ---------

  Basic weighted average shares outstanding         13,905          15,105
  Weighted average common stock equivalents--
    options                                            531              61
                                                   -------         -------
  Diluted weighted average shares outstanding       14,436          15,166
                                                   =======         =======



4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities, be classified separately in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

The following table sets forth the components of comprehensive income (loss) (in thousands):


                                                       Three months ended
                                                   --------------------------
                                                   March 31,        March 31,
                                                     2002             2001
                                                   ---------        ---------

 Net income                                          $ 935         $   586
 Foreign currency translation losses                   (51)           (209)
 Unrealized losses on marketable securities           (820)         (1,221)
                                                     -----         -------
 Total comprehensive income (loss)                   $  64         $  (844)
                                                     =====         =======


5. Stock Repurchase Program

On May 24, 2001, the Company's Board of Directors authorized the continued repurchase of shares of the Company's Common Stock up to an additional expenditure of $20 million. As of March 31, 2002, the Company had repurchased 1,664,800 shares of its Common Stock for approximately $13.7 million under this repurchase program. Including the stock repurchase program begun on May 23, 2000 and completed on May 23, 2001, the Company has repurchased a total of 2,868,019 shares of it's Common Stock for approximately $20.1 million as of March 31, 2002.

6. Acquisitions

On January 15, 2002, the Company acquired the assets and business of Real-Time USA, Inc. (`Real-Time"), a solution provider of sell-side fixed income applications. Real-Time delivers a comprehensive suite of front-, mid-, and back-office applications via Application Service Provider (ASP) or license, to commercial banks and broker-dealers throughout the United States. The consideration for the deal was $4.0 million in cash and the assumption of certain liabilities by the Company, with a potential earn-out payment by the Company of up to $1.17 million in cash if certain 2002 Real-Time revenue targets are achieved. A summary of the allocation of the acquisition purchase price is as follows (in thousands):



            Current assets                             $   524
            Fair value of equipment, furniture             321
            and fixtures
            Current liabilities                           (159)
            Long term liabilities                          (63)
            Acquired in-process research and             1,744
            development
            Acquired completed technology                1,743
                                                       -------
                                                       $ 4,110
                                                       =======

The acquisition was accounted for as a purchase and, accordingly, the net assets and results from operations of Real-Time have been included in the consolidated financial statements of the Company from January 1, 2002. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development based on their fair market value on the date of the acquisition. The fair value assigned to intangible assets acquired was based on an independent appraisal. The fair value of acquired completed technology of $1.7 million was determined based on the future cash flows method. The acquired completed technology will be amortized on a straight-line basis over four years, the life of the product.

The Company recorded a one time write-off of $1.7 million in the period ended March 31, 2002 related to the value of in-process research and development ("IPR&D) acquired as part of the purchase of Real-Time that had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Real-Time was developing Lightning, a full-service ASP bond accounting solution designed specifically for large regional banks. The allocation of $1.7 million to IPR&D represents the estimated fair value related to this incomplete project based on risk-adjusted cash flows adjusted to reflect the contribution of core technology. The net cash flows were then discounted utilizing a weighted average cost of capital of 26%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the uncertainty of technological advances which could potentially impact the estimates. The Lighting project was estimated to be 62% completed at the date of the acquisition. The project is expected to be completed in the second half of 2002.

The unaudited pro forma condensed consolidated results of operations presented below for the three months ended March 31, 2002 and 2001 assumes that the Real-Time acquisition occurred at the beginning of 2001. The unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2002 excludes the $1.7 million write-off of purchased IPR&D (in thousand except per share data):


                                                    2002          2001
                                                  --------      --------

            Total revenues                        $ 15,215      $ 14,070
            Operating income(loss)                   2,405        (1,036)
            Net income                               1,981           588
            Basic earnings per share              $   0.14      $   0.04
            Diluted earnings per share            $   0.14      $   0.04


7. Reclassifications

Certain amounts in the Company's 2001 consolidated financial statements have been reclassified to be comparable with the 2002 presentation. These classifications have had no effect on net income, working capital or net equity.

8. Commitments and Contingencies

From time to time the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that management believes could have a material effect on the Company or its business.

In 1999, the Company recorded a tax benefit of $2.3 million on the $9.3 million litigation settlement costs. In 2002, the Internal Revenue Service ("IRS") notified the Company of a purported federal income tax deficiency related to the 1999 deduction for the litigation settlement costs. Payments totaling $6.8 million made pursuant to the settlement were deducted by the Company on its 1997, 1998 and 1999 income tax returns. The Company believes the deductions were justified and intends to contest the proposed adjustment. The Company has made no provision in its financial statements relating to the proposed adjustment. If the IRS does not allow these deductions, the resulting tax liability could have a material adverse effect on the Company's results of operations and cash flows in the period reported.

9. International Sales and Geography Information

The Company manages its business primarily on a geographic basis. The Company attributes net sales to a particular country based upon location of the customer. The Company's geographic segments consist of the Americas, Europe and others. The Americas segment consist of both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments consist of Asia Pacific and Japan.

Revenues by geography for the three months ended March 31, were (in thousands):


                                              (Unaudited)
                                         ----------------------
                                           2002           2001
                                         -------        -------

              Americas                   $13,740        $10,563
              Europe                       1,023          1,713
              Other                          452            766
                                         -------        -------
                                         $15,215        $13,042
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

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended March 31, 2002 were $15.2 million, representing an increase of 17% from the $13.0 million in the respective period in 2001. The increase of $2.2 million was primarily due to the acquisitions of Real-Time and Digital Visions and increases in outsourcing and maintenance revenues.

Software Licenses. Software license revenues for the three months ended March 31, 2002 were $3.2 million, unchanged compared to the same period in 2001. Revenues due to the acquisition of Real-Time and higher sales of LMS 2000 were offset by lower sales of AdvisorWare and Antares.

Maintenance. Maintenance revenues for the three months ended March 31, 2002 were $6.8 million, representing an increase of 6% from the $6.4 million in the comparable period of the prior year. The increase was mainly attributable to higher maintenance renewal rates and higher average maintenance fees offset by discontinued products.

Professional Services. Professional services revenues for the three months ended March 31, 2002 were $1.9 million, representing a decrease of 3% from the $2.0 million in the comparable period of the prior year. Professional services revenues are impacted by the overall revenues from new license sales and demand for services from existing clients.

Outsourcing. Outsourcing revenues for the three months ended March 31, 2002 were $3.3 million, representing an increase of 130% from the $1.4 million in the comparable period of the prior year. The increase is due to the acquisitions of Real-Time and Digital Visions and increased demand for the Company's Direct services.

Cost of Revenues

Total cost of revenues decreased by 4% from $5.5 million in the three months ended March 31, 2001 to $5.3 million in the three months ended March 31, 2002. The gross margin increased to 65% in the three months ended March 31, 2002 from 58% for the comparable period in 2001. The overall increase in gross margins is due to improvements in professional services and outsourcing margins.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging and documentation and the amortization of completed technology. The cost of software licenses increased 79% from $180 thousand in the three months ended March 31, 2001 to $323 thousand in the three months ended March 31, 2002. The increase in costs was mainly due to the increase in amortization of completed technology associated with the Digital Visions and Real-Time acquisitions. Cost of software license as a percentage of such revenues increased from 6% in the three months ended March 31, 2001 to 10% in the same period of 2002.

Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. The cost of maintenance decreased 21% from $1.8 million in the three months ended March 31, 2001 to $1.4 million in the three months ended March 31, 2002. The decrease was primarily due to lower costs due to improved operating efficiencies.

Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional services revenues decreased 33% from $2.1 million in the three months ended March 31, 2001 to $1.4 million in the three months ended March 31, 2002. The cost of professional services revenues as a percentage of such revenues decreased from 104% in the three months ended March 31, 2001 to 72% in the three months ended March 31, 2002. The Company has significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services.

Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues increased 50% from $1.4 million in the three months ended March 31, 2001 to $2.2 million in the three months ended March 31, 2002, representing 101% and 66% of outsourcing revenue in those periods, respectively. The decrease in costs of outsourcing as a percentage of outsourcing revenues was due primarily to improved operating efficiencies and the higher margins associated with the revenues from the Digital Visions and Real-Time acquisitions.

Operating Expenses

Total operating expenses increased 8% from $8.6 million in the three months ended March 31, 2001 to $9.3 million in the three months ended March 31, 2002, representing 66% and 61% of total revenues in those periods, respectively. Included in the 2002 costs is a $1.7 million write-off of purchased in-process research and development associated with the Company's acquisition of Real-Time in the first quarter. Excluding the IPR&D, total operating costs decreased from $8.6 million in the three months ended March 31, 2001 to $7.5 million in the three months ended March 31, 2002 representing 66% and 49% of total revenues in those periods, respectively. The decrease in operating expenses was due primarily to the cost reduction steps that the Company has undertaken to align its operating expenses with revenues.

Selling and Marketing. Selling and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. These expenses decreased 8% from $2.9 million in the three months ended March 31, 2001 to $2.7 million in the three months ended March 31, 2002, representing 22% and 17% of total revenues in those periods, respectively. The dollar decrease was largely attributable to lower marketing and promotional costs and other operating expenses.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 10% from $3.2 million in the three months ended March 31, 2001 to $2.9 million in the three months ended March 31, 2002, representing 24% and 19% of total revenues for those periods, respectively. The dollar decrease was mainly due to lower personnel-related costs associated with the reduction in the number of research and development personnel and the elimination of redundant costs.

General and Administrative. General and administrative expenses are composed primarily of personnel costs related to management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 21% from $2.5 million in the three months ended March 31, 2001 to $2.0 million in the three months ended March 31, 2002, representing 19% and 13%, respectively, of total revenues for those periods. The dollar decrease was largely attributable to the reduction in the expense for doubtful accounts and other operating expenses.

Write-off of Purchased In-Process Research and Development. On January 15, 2002, the Company acquired Real-Time. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development based on their fair market values on January 15, 2002. The acquired in-process research and development had not yet reached technological feasibility and had no alternative future use and accordingly $1.7 million was expensed on the date of the acquisition.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $442,000 for the three months ended March 31, 2002 compared to $721,000 in the same period of 2001. The decrease in interest income is mainly due to lower market interest rates on investments and lower cash position due to the Company's stock repurchase plan during the past year. Included in other income, net for the periods ended March 31, 2002 and March 31, 2001 were non-operational gains of $486 thousand and $1.2 million, respectively, resulting from the sale of equity investments.

Provision for Income Taxes. The Company had an effective tax rate of 40% and 36% in the periods ending March 31, 2002 and 2001, respectively. The higher tax rate in 2002 is primarily due to lower tax credits in the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at March 31, 2002 were $48.9 million, which is a decrease of $10.6 million from $59.5 million at December 31, 2001. The dollar decrease was mainly due to the stock repurchase program and the cash paid for the Real-Time acquisition.

Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2002. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items and an increase in deferred maintenance and other revenues. These items were partially offset by an increase in accounts receivable and accrued expenses.

Investing activities used net cash of $5.9 million for the three months ended March 31, 2002. Cash used in investing activities was primarily due to $3.9 million cash paid for the acquisition of Real-Time and the $1.8 million net purchases of marketable securities.

Financing activities used net cash of $11.9 million. Cash used in financing activities was primarily due to the Company's activities under its stock repurchase plan. The Company repurchased 1.4 million shares of common stock for treasury in the three-month period ended March 31, 2002 for a total cost of $12.1 million.

The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

FLUCTUATIONS IN QUARTERLY PERFORMANCE. Historically, the Company's revenues and operating results have fluctuated substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's individual license transactions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, consulting, and other recurring revenues and professional services; changes in the Company's operating expenses; changes in the Company's personnel; and fluctuations in economic and financial market conditions. The timing, size, and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

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

BUSINESS MODEL CHANGE. The Company continues to modify its business model from one based on license fees derived from licensing proprietary software to one based on both licensing its software and transaction fees for the use of SS&C Direct outsourcing services. Due to this change in the business model, the Company's revenues will increasingly depend on its ability to attract customers to SS&C Direct and on its ability to grow the number and volume of users of the Company's outsourcing services. The number of users and the volume of their activity are largely outside of the Company's control. Accordingly, the Company's past operating results may not be a meaningful indicator of its future performance.

PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, AdvisorWare, SKYLINE, Total Return, and PTS software and the provision of maintenance and consulting services in support of such software. The Company expects that the revenue from these software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

INTEGRATION OF OPERATIONS. The Company's success is dependent in part on its ability to complete the integration of the operations of its recent acquisitions, including Digital Visions and Real-Time, in an efficient and effective manner. Successful integration in a rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these acquired businesses will require, among other things, integration of product offerings and coordination of the businesses sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the Company's business, financial condition, and results of operations of the Company.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success and ability to compete depends in part upon its ability to protect its proprietary technology. The Company relies on a combination of trade secret, copyright, and trademark law, nondisclosure agreements, and technical measures to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation or independent third-party development of such technology.

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

KEY PERSONNEL. The Company's success depends in part upon its ability to attract, train, and retain highly skilled technical, managerial, and sales personnel. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition, and results of operations. Competition for the hiring of such personnel in the software industry is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, is difficult. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, there can be no assurance that the Company will be able to do so.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company is exposed to risks associated with its foreign operations. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those foreign markets. A portion of the Company's international sales is denominated in foreign currency, and the Company occasionally hedges some of the risk associated with foreign exchange fluctuations. Although the Company believes its foreign currency exchange rate risk is minimal, significant fluctuations in the value of foreign currencies could have a material adverse effect on the earnings of the Company. In addition, the Company's international business may be subject to a variety of other risks, including difficulties in obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers, and higher duty rates, and difficulties in enforcement of third-party contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through March 31, 2002, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

b. (i) On January 29, 2002, the Company filed a Current Report on Form 8-K, dated January 15, 2002, to report under Item 5 (Other Events) the Company's acquisition of Real-Time USA, Inc. for cash consideration of $4.0 million and the assumption of certain liabilities. No financial statements were required to be filed under such report.

      (ii) On January 29, 2002, the Company filed amendment No. 1 to Current Report on Form 8-K, dated November 15, 2001, to report under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the Financial Statements and Financial information required to be filed as a part of the acquisition of Digital Visions business of Netzee, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SS&C TECHNOLOGIES, INC.


Date: May 15, 2002        By: /s/ Anthony R. Guarascio

                          Anthony R. Guarascio
                          Senior Vice President and Chief
                          Financial Officer
                          (Principal Financial and Accounting Officer)