Form 10-Q
period 2002-06-30
SS&C TECHNOLOGIES INC
filed 2002-08-13
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Number of shares outstanding of the registrant's sole class of common stock as of July 31, 2002:

                Class                               Number of Shares Outstanding
                -----                               ----------------------------
Common Stock, par value $0.01 per share                     12,560,041

                             SS&C TECHNOLOGIES, INC.
                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
  PART I.      FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Balance Sheets at
               June 30, 2002 and December 31, 2001                             2

               Consolidated Statements of Operations for the
               three-month and six-month periods ended June 30, 2002
               and 2001                                                        3

               Consolidated Statements of Cash Flows for the
               six-month periods ended June 30, 2002 and 2001                  4

               Notes to Consolidated Financial Statements                      5

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

  Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk                                                           14

  PART II.     OTHER INFORMATION

  Item 4.      Submission of Matters to a Vote of Security Holders            15

  Item 6.      Exhibits and Reports on Form 8-K                               16

               SIGNATURE                                                      17

               EXHIBIT INDEX                                                  18


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                          June 30,
                                                                            2002              December 31,
                                                                         (unaudited)             2001
                                                                         -----------          ------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $ 13,249              $ 28,425
    Investments in marketable securities                                    26,454                31,077
    Accounts receivable, net of allowance for doubtful                      10,205                 8,944
       accounts

    Prepaid expenses and other current assets                                1,124                 1,459
    Deferred income taxes                                                    1,669                 2,210
                                                                          --------              --------
Total current assets                                                        52,701                72,115
                                                                          --------              --------
Property and equipment:
    Leasehold improvements                                                   3,269                 3,225
    Equipment, furniture, and fixtures                                      16,649                15,967
                                                                          --------              --------
                                                                            19,918                19,192
    Less accumulated depreciation                                          (13,203)              (11,468)
                                                                          --------              --------
     Net property and equipment                                              6,715                 7,724
                                                                          --------              --------
Deferred income taxes                                                        7,083                 6,916
Intangible and other assets, net of accumulated amortization                 3,458                 2,024
                                                                          --------              --------
Total assets                                                              $ 69,957              $ 88,779
                                                                          ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $   883              $  1,079
    Income taxes payable                                                       275                   696
    Accrued employee compensation and benefits                               2,030                 1,722
    Other accrued expenses                                                   1,790                 3,055
    Deferred maintenance and other revenue                                  13,590                 9,279
                                                                          --------              --------
Total current liabilities                                                   18,568                15,831
                                                                          --------              --------
Total liabilities                                                           18,568                15,831
                                                                          --------              --------

Stockholders' equity:
    Common stock                                                               166                   163
    Additional paid-in capital                                              90,966                89,674
    Accumulated other comprehensive income                                   (237)                   186
    Accumulated deficit                                                    (6,540)                (9,072)
                                                                          --------              --------
                                                                            84,355                80,951
     Less: Treasury shares                                                (32,966)                (8,003)
                                                                          --------              --------
Total stockholders' equity                                                  51,389                72,948
                                                                          --------              --------
Total liabilities and stockholders' equity                                $ 69,957              $ 88,779
                                                                          ========              ========


See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                            Three Months Ended                Six Months Ended
                                                        -------------------------        -------------------------
                                                        June 30,         June 30,        June 30,         June 30,
                                                          2002             2001            2002             2001
                                                        --------         --------        --------         --------
Revenues:
   Software licenses                                    $  4,172         $  3,865        $  7,377         $  7,077
   Maintenance                                             6,812            6,705          13,627           13,118
   Professional services                                   1,575            2,482           3,515            4,481
   Outsourcing                                             3,313            1,415           6,568            2,833
                                                        --------         --------        --------         --------
     Total revenues                                       15,872           14,467          31,087           27,509
                                                        --------         --------        --------         --------
Cost of revenues:
   Software licenses                                         305              188             628              368
   Maintenance                                             1,394            1,800           2,824            3,615
   Professional services                                   1,340            1,728           2,732            3,799
  Outsourcing                                              2,193            1,339           4,345            2,771
                                                        --------         --------        --------         --------
     Total cost of revenues                                5,232            5,055          10,529           10,553
                                                        --------         --------        --------         --------
Gross profit                                              10,640            9,412          20,558           16,956
                                                        --------         --------        --------         --------
Operating expenses:
  Selling and marketing                                    2,475            3,062           5,135            5,943
  Research and development                                 3,104            2,864           5,965            6,037
  General and administrative                               1,945            2,839           3,937            5,368
  Write-off of purchased in-process research and
       development                                            --               --           1,744               --
                                                        --------         --------        --------         --------
     Total operating expenses                              7,524            8,765          16,781           17,348
                                                        --------         --------        --------         --------
Operating income (loss)                                    3,116              647           3,777             (392)

Interest income, net                                         399              687             841            1,408
Other income (expense), net                                 (854)             581            (399)           1,815
                                                        --------         --------        --------         --------
Income before income taxes                                 2,661            1,915           4,219            2,831
Provision for income taxes                                 1,064              718           1,687            1,048
                                                        --------         --------        --------         --------
Net income                                              $  1,597         $  1,197        $  2,532         $  1,783
                                                        ========         ========        ========         ========

Basic earnings per share                                $   0.13         $   0.08        $   0.19         $   0.12
                                                        ========         ========        ========         ========
Basic weighted average number of common shares
outstanding                                               12,654           15,049          13,279           15,077
                                                        ========         ========        ========         ========
Diluted earnings per share                              $   0.12         $   0.08        $   0.18         $   0.12
                                                        ========         ========        ========         ========
Diluted weighted average number of common and
common equivalent shares outstanding                      13,507           15,108          13,979           15,136
                                                        ========         ========        ========         ========


See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Six Months Ended
                                                                      --------------------------
                                                                      June 30,          June 30,
                                                                        2002              2001
                                                                      --------         --------
Cash flow from operating activities:
       Net income                                                     $  2,532         $  1,783
                                                                      --------         --------
Adjustments to reconcile net income to net cash provided by
operating activities:
       Depreciation and amortization                                     2,147            1,811
       Net realized losses (gains) on equity investments                   368           (1,800)
       Loss (gain) on sale of property and equipment                         1               (3)
       Deferred income taxes                                               373            1,052
       Purchased in-process research and development                     1,744               --
       Provision for doubtful accounts                                     245              385
       Changes in operating assets and liabilities:
             Accounts receivable                                        (1,092)           1,377
             Prepaid expenses and other assets                             237              (32)
             Taxes receivable                                               --             (245)
             Accounts payable                                             (243)             580
             Accrued expenses                                           (1,013)            (888)
             Taxes payable                                                (419)              --
             Deferred maintenance and other revenues                     4,178            1,270
                                                                      --------         --------
                    Total adjustments                                    6,526            3,507
                                                                      --------         --------
       Net cash provided by operating activities                         9,058            5,290
                                                                      --------         --------
Cash flow from investing activities:

       Additions to property and equipment                                (329)          (1,093)
       Proceeds from sale of property and equipment                          3               51
       Cash paid for business acquisitions, net                         (3,943)              --
       Additions to capitalized software and other intangibles              --              (87)
       Purchases of marketable securities                               (5,526)         (20,118)
       Sales of marketable securities                                    9,109           21,711
                                                                      --------         --------
       Net cash provided by (used in) investing activities                (686)             464
                                                                      --------         --------
Cash flow from financing activities:

       Repayment of debt                                                  (146)             (91)
       Issuance of common stock                                            120              188
       Exercise of options                                               1,166               --
       Purchase of common stock for treasury                           (24,963)            (791)
                                                                      --------         --------
       Net cash used in financing activities                           (23,823)            (694)
                                                                      --------         --------

Effect of exchange rate changes on cash                                    275             (254)
                                                                      --------         --------
Net increase (decrease) in cash and cash equivalents                   (15,176)           4,806
Cash and cash equivalents, beginning of period                          28,425           20,690
                                                                      --------         --------
Cash and cash equivalents, end of period                              $ 13,249         $ 25,496
                                                                      ========         ========


See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2002 and its results of operations for the three months and six months ended June 30, 2002 and 2001. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2001 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the expected results for the full year.

2.       Recent Accounting Policies

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the impairment test for goodwill and has determined that no impairment exists. Pro forma net income and net income per share for the three months and six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows (in thousands except per share data):

                                             Three Months       Six Months
                                                Ended             Ended
                                             June 30, 2001    June 30, 2001
Reported net income                           $   1,197        $   1,783
Add: goodwill amortization, net of tax               10               21
                                              ---------        ---------
  Pro forma net income                        $   1,207        $   1,804
                                              =========        =========
Reported net income per share:
Basic                                         $    0.08        $    0.12
Diluted                                       $    0.08        $    0.12

Pro forma earnings per share:

Basic                                         $    0.08        $    0.12
Diluted                                       $    0.08        $    0.12


In addition, effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" ("Issue No. 01-14") which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. For the three months ended June 30, 2002 and 2001, the Company has presented customer reimbursement revenue and expenses of $112,000 and $188,000, respectively, within professional services in accordance with Issue No. 01-14. Customer reimbursements represent direct costs incurred during the course of services that are reimbursed to the Company by its customers. For the six months ended June 30, 2002 and 2001, the Company has presented customer reimbursement revenue and expenses of $249,000 and $401,000, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating income or net income.

3.       Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of stock options using the treasury stock method. Common equivalent shares are excluded from the computations of diluted earnings per share if the effect of including such common equivalent shares is antidilutive. Outstanding options to purchase
0.9 million and 2.6 million shares at June 30, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share for those quarters because the effect of including such options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                             Three Months Ended          Six Months Ended
                                                           June 30,      June 30,      June 30,      June 30,
                                                             2002          2001          2002          2001
                                                            ------        ------        ------        ------
Basic weighted average shares outstanding                   12,654        15,049        13,279        15,077
Weighted average common stock equivalents -- options           853            59           700            59
                                                            ------        ------        ------        ------
Diluted weighted average shares outstanding                 13,507        15,108        13,979        15,136
                                                            ======        ======        ======        ======

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

         The following table sets forth the components of comprehensive income (in thousands):


                                            Three Months Ended              Six Months Ended
                                          June 30,       June 30,        June 30,        June 30,
                                            2002          2001             2002            2001
                                          -------        -------         -------         -------
Net income                                $ 1,597        $ 1,197         $ 2,532         $ 1,783
Foreign currency translation gains            301            (55)            250            (264)
(losses)
Unrealized gains (losses) on                  147            (23)           (673)         (1,244)
marketable securities
                                          -------        -------         -------         -------
   Total comprehensive income             $ 2,045        $ 1,119         $ 2,109         $   275
                                          =======        =======         =======         =======

5.       Stock Repurchase Program

On May 22, 2002, the Company's Board of Directors authorized the continued repurchase of shares of the Company's common stock up to an additional expenditure of $10 million. The Company initiated the repurchase program on May 23, 2000, pursuant to which it repurchased 1.2 million shares for $6.5 million and continued the plan on May 24, 2001, pursuant to which it repurchased 2.9 million shares for $26.4 million. As of June 30, 2002, under the repurchase programs, the Company had repurchased 4.1 million shares for approximately $33 million.

6.       Acquisitions

On January 15, 2002, the Company acquired the assets and business of Real-Time USA, Inc. ("Real-Time"), a solution provider of sell-side fixed income applications. Real-Time delivers a comprehensive suite of front-, mid-, and back-office applications via Application Service Provider ("ASP") or license, to commercial banks and broker-dealers throughout the United States. The consideration for the deal was $4.0 million in cash and the assumption of certain liabilities by the Company, with a potential earn-out payment by the Company of up to $1.17 million in cash if certain 2002 Real-Time revenue targets are achieved. A summary of the allocation of the purchase price is as follows (in thousands):

Current assets, net of cash acquired                            $ 357
Fair value of equipment, furniture and fixtures                   321
Current liabilities                                              (159)
Long term liabilities                                             (63)
Acquired in-process research and development                    1,744
Acquired completed technology                                   1,743
                                                               ------
                                                               $3,943
                                                               ======

The acquisition was accounted for as a purchase and, accordingly, the net assets and results from operations of Real-Time have been included in the consolidated financial statements of the Company from January 1, 2002. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development ("IPR&D") based on their fair value on the date of the acquisition. The fair value assigned to intangible assets acquired was based on an independent appraisal. The fair value of acquired completed technology of $1.7 million was determined based on the future cash flows method. The acquired completed technology will be amortized on a straight-line basis over four years, the estimated life of the product.

The Company recorded a one time write-off of $1.7 million in the period ended March 31, 2002 related to the value of IPR&D acquired as part of the purchase of Real-Time that had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Real-Time was developing Lightning, a full-service ASP bond accounting solution designed specifically for large regional banks. The allocation of $1.7 million to IPR&D represents the estimated fair value related to this incomplete project based on risk-adjusted cash flows adjusted to reflect the contribution of core technology. The net cash flows were then discounted utilizing a weighted average cost of capital of 26%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the potential for other competing technological advances which could potentially impact the estimates. The Lighting project was estimated to be 62% completed at the date of the acquisition. The project is expected to be completed in the second half of 2002.

The unaudited pro forma condensed consolidated results of operations presented below for the three- and six-month periods ended June 30, 2002 and 2001 assumes that the Real-Time acquisition occurred at the beginning of 2001. The unaudited pro forma condensed consolidated results of operations for the six months ended June 30, 2002 excludes the $1.7 million write-off of purchased IPR&D in the first quarter of the same year (in thousands, except per share data):

                                              Three Months Ended               Six Months Ended
                                            June 30,       June 30,        June 30,        June 30,
                                             2002            2001            2002            2001
                                           --------        --------        --------        --------
         Total revenues                    $ 15,872        $ 15,416        $ 31,087        $ 29,486
         Operating income (loss)              3,116             648           3,777            (389)
         Net income                           1,597           1,199           3,578           1,787
         Basic earnings per share          $   0.13        $   0.08        $   0.27        $   0.12
         Diluted earnings per share        $   0.12        $   0.08        $   0.26        $   0.12

7.       Reclassifications

Certain amounts in the Company's 2001 consolidated financial statements have been reclassified to be comparable with the 2002 presentation. These reclassifications have had no effect on the Company's net income, working capital or net equity.

8.       Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company is not a party to any other litigation that management believes could have a material effect on the Company or its business.

In 1999, the Company recorded a tax benefit of $2.3 million on the $9.3 million litigation settlement costs. In 2002, the Internal Revenue Service ("IRS") notified the Company of a purported federal income tax deficiency related to the Company's 1999 deduction for the litigation settlement costs. Payments totaling $6.8 million made pursuant to the settlement were deducted by the Company on its 1997, 1998 and 1999 income tax returns. The Company believes the deductions were justified and intends to contest the proposed adjustment. The Company has made no provision in its financial statements relating to the proposed adjustment. If the IRS does not allow these deductions, the resulting tax liability could have a material adverse effect on the Company's results of operations and cash flows in the period reported.

9.       International Sales and Geography Information

The Company manages its business primarily on a geographic basis. The Company attributes net sales to a particular country based upon the location of the customer. The Company's geographic segments consist of the Americas, Europe and others. The Americas segment consists of both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other segments include Asia Pacific and Japan.

Revenues by geography were (in thousands):

                     (unaudited)                   (unaudited)
                  Three Months Ended             Six Months Ended
                June 30,       June 30,       June 30,       June 30,
                  2002           2001          2002            2001
                -------        -------        -------        -------
Americas        $13,573        $12,624        $27,313        $22,987
Europe            1,378          1,163          2,401          2,863
Other               921            492          1,373          1,258
                -------        -------        -------        -------
                $15,872        $14,279        $31,087        $27,108
                =======        =======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 2 to its consolidated financial statements. However, certain of the Company's accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in its consolidated financial statements. In applying these policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company's historical experience, terms of existing contracts, its observation of trends in the industry, information provided by its clients, and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in the Company's consolidated financial statements. The Company's significant accounting policies include:

Revenue Recognition. The Company's revenues consist primarily of software license revenues, maintenance revenues, and professional and outsourcing services revenues.

The Company applies the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") to all software transactions. The Company recognizes revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. SOP 97-2 requires that revenues recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specific upgrades, enhancements, post-contract client support, installation, or training. The Company defers revenues from the transaction fee equivalent to the fair value of the undelivered elements. The determination of fair value of an element is based upon vendor-specific objective evidence. The Company occasionally enters into software license agreements requiring significant customization. The Company accounts for these agreements on the percentage-of-completion basis and must estimate the costs to complete the agreement utilizing an estimate of development man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Material differences may result in the amount and timing of the Company's revenues for any period if management made different judgments or utilized different estimates.

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

Income Taxes. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates whether deferred tax assets are realizable quarterly and assesses whether there is a need for additional valuation allowances quarterly. Such estimates require significant judgment on the part of the Company's management. In addition, management evaluates the need to provide additional tax provisions for adjustments proposed by taxing authorities.

Marketable Securities. The Company classifies its entire investment portfolio, consisting of debt securities issued by federal government agencies, debt securities issued by state and local governments of the United States, debt securities issued by corporations and equities, as available for sale securities. The cost basis, using the specific identification method, approximates fair market value and an unrealized gain or loss is recognized in stockholder's equity. SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 59, "Accounting for Noncurrent Marketable Equity Securities", provide guidance on determining when an investment is other than temporarily impaired. In making this judgment, management evaluates, among other factors, the duration and extent to which the fair value of the investment is less than its cost, the financial health of and the business outlook for the investee, including factors in the industry and financing cash flows.

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended June 30, 2002 were $15.9 million, representing an increase of 10% from $14.5 million in the same period in 2001. The increase of $1.4 million for the three months ended June 30, 2002 was primarily due to the acquisitions of Real-Time and Digital Visions and an increase in SS&C Direct outsourcing revenues, partially offset by a decrease in professional services revenues. Revenues for the six months ended June 30, 2002 were $31.1 million, an increase of 13% from $27.5 million in the same period in 2001. The increase of $3.6 million for the six months ended June 30, 2002 was primarily due to the acquisitions of Real-Time and Digital Visions, an increase in maintenance revenues and an increase in SS&C Direct outsourcing revenues partially offset by a decrease in professional services revenues.

Software Licenses. Software license revenues for the three and six months ended June 30, 2002 were $4.2 million and $7.4 million, respectively, representing increases of 8% and 4% from the $3.9 million and $7.1 million, respectively, for the comparable periods in 2001. The increase in license revenues for the three months ended June 30, 2002 was due primarily to the acquisition of Real-Time and higher sales of LMS and Antares, partially offset by lower sales of Total Return, CAMRA, and PTS. The increase in license revenues for the six months ended June 30, 2002 was due primarily to the acquisition of Real-Time and higher sales of LMS, partially offset by lower sales of Total Return, PTS, CAMRA, and AdvisorWare.

Maintenance. Maintenance revenues for the three months ended June 30, 2002 were $6.8 million, representing an increase of 2% over the $6.7 million for the same period in 2001. Maintenance revenues for the six months ended June 30, 2002 were $13.6 million, representing an increase of 4% over the $13.1 million for the same period in 2001. The increases for the three- and six-month periods ended June 30, 2002 were mainly attributable to higher maintenance renewal rates and higher average maintenance fees, partially offset by discontinued products.

Professional Services. Professional services revenues for the three and six months ended June 30, 2002 were $1.6 million and $3.5 million, respectively, representing decreases of 37% and 22% from the $2.5 million and $4.5 million, respectively, in the comparable periods in 2001. Professional service revenues were impacted by lower services associated with new license sales and lower demand for services from existing clients.

Outsourcing Services. Outsourcing services revenues for the three months ended June 30, 2002 were $3.3 million, representing an increase of 134% over the $1.4 million in the comparable period of the prior year. Outsourcing revenues for the six months ended June 30, 2002 were $6.6 million, representing an increase of 132% over the $2.8 million in the comparable period in 2001. The increases for the three- and six-month periods ended June 30, 2002 were due to the acquisitions of Real-Time and Digital Visions and increased demand for the SS&C Direct services.

Cost of Revenues

Total cost of revenues for the three months ended June 30, 2002 were $5.2 million, a 4% increase from the comparable period in 2001. Total cost of revenues for the six months ended June 30, 2002 were $10.5 million, unchanged from the comparable period in 2001. The gross margin increased to 67% in the three months ended June 30, 2002 from 65% in the comparable period in 2001. For the six months ended June 30, 2002, the gross margin increased to 66% from 62% in the comparable period in 2001. This gross margin increase in both the three- and six-month periods was primarily due to an increase in the outsourcing services revenue margins and lower costs as a result of the restructuring action taken by the Company in the fourth quarter of 2001.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging and documentation and the amortization of completed technology. The cost of software licenses increased 63% from $188,000 in the three-month period ended June 30, 2001 to $305,000 for the same period in 2002, representing 5% and 7% of license revenues in each of those quarters, respectively. Cost of software licenses in the six-month periods ended

June 30, 2001 and 2002 were $368,000 and $628,000, respectively, and represented 5% and 9% of license revenues in each of those periods, respectively. The increase in costs for both the three and six-month periods ended June 30, 2002 were mainly due to the increase in amortization of completed technology associated with the Real-Time and Digital Visions acquisitions.

Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. The cost of maintenance decreased from $1.8 million in the three months ended June 30, 2001 to $1.4 million in the three months ended June 30, 2002. The cost of maintenance decreased from $3.6 million in the six months ended June 30, 2001 to $2.8 million in the six months ended June 30, 2002. The decreased costs for both the three- and six-month periods ended June 30, 2002 were primarily due to lower costs due to improved operating efficiencies.

Cost of Professional Services. Cost of professional services revenues primarily consists of the cost of personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional service revenues decreased 22% from $1.7 million in the three months ended June 30, 2001 to $1.3 million for the same period in 2002, representing 70% and 85% of professional service revenues in each of those quarters, respectively. Cost of professional services revenues in the six-month periods ended June 30, 2001 and 2002 were $3.8 million and $2.7 million, respectively, and represented 85% and 78% of professional services revenues in each of those periods, respectively. The Company has significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services.

Cost of Outsourcing. Cost of outsourcing revenues primarily consists of the cost of personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues increased 64% from $1.3 million in the three months ended June 30, 2001 to $2.2 million for the same period in 2002, representing 95% and 66% of outsourcing revenues in each of those quarters, respectively. Cost of outsourcing in the six-month periods ended June 30, 2001 and 2002 was $2.8 million and $4.3 million, respectively, representing 98% and 66% of outsourcing revenues in each of those periods, respectively. The increase in costs for both the three- and six-month periods ended June 30, 2002 was primarily due to the acquisitions of Real-Time and Digital Visions. The decrease in costs of outsourcing as a percentage of outsourcing revenues was due primarily to improved operating efficiencies and the higher margins associated with the revenues from the Real-Time and Digital Visions acquisitions.

Operating Expenses

Total operating expenses decreased 14% from $8.8 million in the three months ended June 30, 2001 to $7.5 million in the three months ended June 30, 2002, representing 61% and 47% of total revenues in those periods, respectively. Total operating expenses decreased 3% from $17.3 million in the six months ended June 30, 2001 to $16.8 million in the six months ended June 30, 2002, representing 63% and 54% of total revenues in those periods, respectively. Included in the six-month 2002 costs is a $1.7 million write-off of purchased in-process research and development associated with the Company's acquisition of Real-Time in the first quarter. Excluding the IPR&D, total operating costs decreased from $17.3 million in the six months ended June 30, 2001 to $15.0 million in the six months ended June 30, 2002, representing 63% and 48% of total revenues in those periods, respectively. The decrease in operating expenses was due primarily to the cost reduction steps that the Company has undertaken to align its personnel and operating expenses with revenues.

Selling and Marketing. Selling and marketing expenses primarily consist of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. These expenses decreased 19% from $3.1 million in the three months ended June 30, 2001 to $2.5 million in the three months ended June 30, 2002, representing 21% and 16%, respectively, of total revenues for those periods. These expenses decreased 14% from $5.9 million in the six months ended June 30, 2001 to $5.1 million in the same period in 2002, representing 22% and 17%, respectively, of total revenues for those periods. The decreases for the three- and six-month periods ended June 30, 2002 were mainly due to lower personnel-related costs associated with the reduction in the number of sales and marketing personnel, and lower marketing and promotional costs offset by increased costs as a result of the acquisitions of Real-Time and Digital Visions.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 8% from $2.9 million in the three months ended June 30, 2001 to $3.1 million in the three months ended June 30, 2002, representing 20% of total revenues for both periods. The increased expenses were mainly as a result of the acquisitions of Real-Time and Digital Visions. Research and development expenses remained unchanged at $6.0 million for the six month ended June 30, 2002 and the comparable period in 2001 and represented 19% and 22%, respectively, of total revenue for those periods. Lower personnel-related costs resulting from improved operational efficiencies were offset by increased costs due to the acquisitions of Real-Time and Digital Visions.

General and Administrative. General and administrative expenses are composed primarily of costs related to management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 32% from $2.8 million in the three months ended June 30, 2001 to $1.9 million in the three months ended June 30, 2002, representing 20% and 12%, respectively, of total revenues for those periods. The decrease was primarily due to lower personnel related costs, communication costs and professional fees. These expenses also decreased 27% from $5.4 million in the six months ended June 30, 2001 to $3.9 million in the same period in 2002, representing 20% and 13%, respectively, of total revenues for those periods. The year to date dollar decrease was mainly attributable to lower personnel related costs, communication costs, professional fees, and bad debt expense.

Write-off of Purchased In-Process Research and Development. On January 15, 2002, the Company acquired Real-Time. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated among tangible and intangible assets, liabilities, and in-process research and development based on their fair values on this the date of the acquisition. The acquired IPR&D had not yet reached technological feasibility and had no alternative future use and accordingly $1.7 million was expensed on the date of the acquisition.

Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $399,000 for the three months ended June 30, 2002 compared to $687,000 in the same period in 2001. Interest income, net decreased 40% from $1.4 million in the six months ended June 30, 2001 to $0.8 million in the same period in 2002. The decreases in interest income for both the three- and six-month periods ended June 30, 2002 are due to lower market interest rates on investments and lower cash and marketable securities positions due to the Company's stock repurchase plan during the past year, and the cash paid for the acquisitions of Real-Time and Digital Visions. Included in other expense, net for the three months ended June 30, 2002 was a non-operational $854,000 impairment charge associated with the decline in the market value of WorldCom bonds held in the Company's investment portfolio. Included in other expense, net for the six months ended June 30, 2002 was the WorldCom bond impairment of $854,000 and a non-operational gain of $486,000 on the sale of an equity investment. Other income, net for the three- and six-months ended June 30, 2001 included a non-operational gain on sale of equity investment of $580,000 and $1.8 million, respectively.

Provision for Income Taxes. The Company had effective tax rates of 40% and 37% in the six-month periods ended June 30, 2002 and 2001, respectively. The higher tax rate in 2002 is primarily due to lower tax credits in the period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at June 30, 2002 were $39.7 million, which is a decrease of $19.8 million from the $59.5 million at December 31, 2001. The dollar decrease was mainly due to the stock repurchase program and the cash paid for the acquisition of Real-Time.

Net cash provided by operating activities was $9.1 million for the six months ended June 30, 2002. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items and an increase in deferred maintenance and other revenues. These items were partially offset by an increase in accounts receivable and decrease in accrued expenses.

Investing activities used net cash of $686,000 for the six months ended June 30, 2002. Cash used in investing activities was primarily due to $3.9 million cash paid for the acquisition of Real-Time offset by the $3.6 million net sale of marketable securities.

Financing activities used net cash of $23.8 million. Cash used in financing activities was primarily due to the stock repurchase plan, which was partially offset by proceeds from the exercise of employee options. The Company repurchased 2.6 million shares of common stock for treasury in the six-month period ended June 30, 2002 for a total cost of $25.0 million.

The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

FLUCTUATIONS IN QUARTERLY PERFORMANCE. Historically, the Company's revenues and operating results have fluctuated substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including: the timing, size and nature of the Company's individual license transactions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, consulting, and other recurring revenues and professional services; changes in the Company's operating expenses; changes in the Company's personnel; and fluctuations in economic and financial market conditions. The timing, size, and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

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

BUSINESS MODEL CHANGE. The Company continues to modify its business model from one based on license fees derived from licensing proprietary software to one based on both licensing its software and charging transaction fees for the use of SS&C outsourcing services. Due to this change in the business model, the Company's revenues will increasingly depend on its ability to grow the number and volume of users of the Company's outsourcing services. The number of users and the volume of their activity are largely outside of the Company's control. Accordingly, the Company's past operating results may not be a meaningful indicator of its future performance.

PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, AdvisorWare, SKYLINE, and LMS software and the provision of maintenance and consulting services in support of such software. The Company expects that the revenue from these software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION. The market for financial service software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. Although the Company believes that none of its competitors currently competes against the Company in all of the markets served by the Company, there can be no assurance that such competitors will not compete against the Company in the future in additional markets. In addition, many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, greater name recognition, and higher revenues than the Company.

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

INTEGRATION OF OPERATIONS. The Company's success is dependent in part on its ability to complete the integration of the operations of recently acquired businesses, including Real-Time and Digital Visions, in an efficient and effective manner. Successful integration in a rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these acquired businesses will require, among other things, integration of product offerings and coordination of sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the Company's business, financial condition, and results of operations of the Company.

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

PRODUCT DEFECTS AND PRODUCT LIABILITY. The Company's software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance of the Company's software products or loss of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products, which errors could result in a delay in or an inability to achieve market acceptance and thus could have a material adverse effect upon the Company's business, financial condition, and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to interest rate and securities price risks. These risks are not hedged and fluctuations could impact the Company's results of operations and financial position. Fixed income securities are subject to interest rate risk. In order to minimize interest rate risk, the Company's portfolio is diversified and consists primarily of investment grade securities, primarily U.S. government and federal agency obligations, tax-exempt municipal obligations and corporate obligations. The Company from time to time also holds equity securities in its portfolio. These equity securities are subject to market price risks.

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through June 30, 2002, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 annual meeting of stockholders of the Company (the "Annual Meeting") held on May 22, 2002, the following matters were acted upon by the stockholders of the Company:

1. The election of Patrick J. McDonnell, William C. Stone, and James L. Sullivan as Class III directors for the ensuing three years; and

2. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the Annual Meeting was 12,543,086. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Jonathan M. Schofield, Albert L. Lord, Joseph H. Fisher, and David
W. Clark, Jr. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                                  Votes         Votes                      Broker
         Matter                                    Votes For     Withheld       Against     Abstentions   Non-Votes
                                                   ----------    --------       -------     -----------   ---------
 Election of Directors:
     Patrick J. McDonnell                          12,496,193      46,893           N/A           N/A       none
     William C. Stone                              11,927,942     615,144           N/A           N/A       none
     James L. Sullivan                             12,496,193      46,893           N/A           N/A       none
 Ratification of PricewaterhouseCoopers LLP        12,498,723         N/A        12,994        31,369       none

ITEM 6. EXHIBIT AND REPORTS OF FORM 8-K

a. The exhibit listed in the Exhibit Index immediately preceding such exhibit is filed as part or is included in this Report.

b. There were no reports filed on Form 8-K in the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SS&C TECHNOLOGIES, INC.


Date: August 13, 2002       By: /s/ Patrick J. Pedonti

                            Vice President and Chief
                            Financial Officer
                            (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
10.1                       1996 DIRECTOR STOCK OPTION PLAN, AS AMENDED

99.1                       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
                           1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                           THE SARBANES-OXLEY ACT OF 2002.