Form 10-Q
period 2002-09-30
SS&C TECHNOLOGIES INC
filed 2002-11-14
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Number of shares outstanding of the issuer's sole class of common stock as of November 6, 2002:


                  Class                            Number of Shares Outstanding
                  -----                            ----------------------------
Common Stock, par value $0.01 per share                     12,801,715

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2002 and
           December 31, 2001                                                   2


           Consolidated Statements of Operations for the three
           months and nine months ended September 30, 2002 and 2001            3

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2002 and 2001                            4

           Notes to Consolidated Financial Statements                          5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         15

Item 4     Controls and Procedures                                            15

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   16

           SIGNATURES                                                         17

           CERTIFICATIONS                                                     17

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                       September 30,  December 31,
                                                           2002          2001
                                                           ----          ----
ASSETS
Current assets:
   Cash and cash equivalents                             $ 18,329      $ 28,425
   Investments in marketable securities                    25,053        31,077
   Accounts receivable, net of allowance
     for doubtful accounts                                 10,843         8,944
   Prepaid expenses and other current assets                  989         1,459
   Deferred income taxes                                    1,302         2,210
                                                         --------      --------
Total current assets                                       56,516        72,115
                                                         --------      --------
Property and equipment:
   Leasehold improvements                                   3,276         3,225
   Equipment, furniture, and fixtures                      16,023        15,967
                                                         --------      --------
                                                           19,299        19,192
   Less accumulated depreciation                          (13,051)      (11,468)
                                                         --------      --------
   Net property and equipment                               6,248         7,724
                                                         --------      --------
Deferred income taxes                                       7,170         6,916
Intangible and other assets, net of
   accumulated amortization                                 3,234         2,024
                                                         --------      --------
Total assets                                             $ 73,168      $ 88,779
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $    795      $  1,079
   Income taxes payable                                     1,324           696
   Accrued employee compensation and                        2,550         1,722
     benefits
   Other accrued expenses                                   1,913         3,055
   Deferred maintenance and other revenue                  11,475         9,279
                                                         --------      --------
Total current liabilities                                  18,057        15,831
                                                         --------      --------
Stockholders' equity:
   Common stock                                               169           163
   Additional paid-in capital                              93,896        89,674
   Accumulated other comprehensive                         (1,595)          186
     (loss) income
   Accumulated deficit                                     (4,393)       (9,072)
                                                         --------      --------
                                                           88,077        80,951
       Less:  Treasury shares                             (32,966)       (8,003)
                                                         --------      --------
Total stockholders' equity                                 55,111        72,948
                                                         --------      --------
Total liabilities and stockholders' equity               $ 73,168      $ 88,779
                                                         ========      ========

          See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                          Three Months Ended             Nine Months Ended
                                          ------------------             -----------------
                                     September 30,   September 30,  September 30,  September 30,
                                         2002           2001            2002           2001
                                         ----           ----            ----           ----
Revenues:
  Software licenses                    $  3,605       $  4,508        $ 10,982       $ 11,585
  Maintenance                             6,843          6,727          20,470         19,845
  Professional services                   1,605          1,695           5,120          6,176
  Outsourcing                             3,056          1,357           9,624          4,190
                                       --------       --------        --------       --------
     Total revenues                      15,109         14,287          46,196         41,796
                                       --------       --------        --------       --------
Cost of revenues:
   Software licenses                        306            180             934            548
   Maintenance                            1,294          1,708           4,118          5,323
   Professional services                  1,359          1,628           4,091          5,427
  Outsourcing                             2,147          1,329           6,492          4,100
                                       --------       --------        --------       --------
     Total cost of revenues               5,106          4,845          15,635         15,398
                                       --------       --------        --------       --------
Gross profit                             10,003          9,442          30,561         26,398
                                       --------       --------        --------       --------
Operating expenses:
  Selling and marketing                   1,968          2,827           7,103          8,770
  Research and development                2,799          2,790           8,764          8,827
  General and administrative              1,897          2,601           5,834          7,969
  Write-off of purchased
    in-process research
    and development                          --             --           1,744             --
                                       --------       --------        --------       --------
     Total operating expenses             6,664          8,218          23,445         25,566
                                       --------       --------        --------       --------
Operating income                          3,339          1,224           7,116            832
                                       --------       --------        --------       --------
Interest income, net                        323            661           1,164          2,069
Other income (expense), net                 (84)          (171)           (483)         1,644
                                       --------       --------        --------       --------
Income before income taxes                3,578          1,714           7,797          4,545
Provision for income taxes                1,432            687           3,119          1,735
                                       --------       --------        --------       --------
Net income                             $  2,146       $  1,027        $  4,678       $  2,810
                                       ========       ========        ========       ========
Basic earnings per share               $   0.17       $   0.07        $   0.36       $   0.19
                                       ========       ========        ========       ========
Basic weighted average number
of common shares outstanding             12,705         14,969          13,065         15,040
                                       ========       ========        ========       ========
Diluted earnings per share             $   0.16       $   0.07        $   0.34       $   0.19
                                       ========       ========        ========       ========
Diluted weighted average
number of common and common
equivalent shares outstanding            13,499         15,234          13,809         15,168
                                       ========       ========        ========       ========

         See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                     Nine Months Ended
                                                     -----------------
                                                September 30,  September 30,
                                                    2002           2001
                                                    ----           ----
Cash flow from operating activities:
     Net income                                   $  4,678       $  2,810
                                                  --------       --------
Adjustments to reconcile net income to net
cash provided by operating activities:
      Depreciation and amortization                  2,995          2,693
      Net realized losses (gains) on
        equity investments                             424         (1,800)
      Loss on sale of property and equipment             2             --
      Deferred income taxes                            654            908
      Purchased in-process research and
     development                                     1,744             --
      Provision for doubtful accounts                  338            696
      Changes in operating assets and
        liabilities, net of effects of
        business acquisition:
         Accounts receivable                        (1,812)         1,819
         Prepaid expenses and other assets             368            298
         Taxes receivable                               --            147
         Accounts payable                             (331)           388
         Accrued expenses                             (371)        (1,304)
         Taxes payable                                 631            322
         Deferred maintenance and
           other revenues                            2,050         (1,152)
                                                  --------       --------
              Total adjustments                      6,692          3,015
                                                  --------       --------
     Net cash provided by operating activities      11,370          5,825
                                                  --------       --------

Cash flow from investing activities:
     Additions to property and equipment              (473)        (1,691)
     Proceeds from sale of property and
     equipment                                           3             62
     Cash paid for business acquisitions,
     net of cash acquired                           (3,943)            --
     Additions to capitalized software and
     other intangibles                                  --           (159)
     Purchases of marketable securities            (13,121)       (27,192)
     Sales of marketable securities                 16,687         28,366
                                                  --------       --------
     Net cash used in investing activities            (847)          (614)
                                                  --------       --------

Cash flow from financing activities:
     Repayment of debt and acquired debt              (146)           (77)
     Issuance of common stock                          120            188
     Exercise of options                             4,099             58
     Purchase of common stock for treasury         (24,963)        (1,852)
                                                  --------       --------
     Net cash used in financing activities         (20,890)        (1,683)
                                                  --------       --------

Effect of exchange rate changes on cash                271            (93)
                                                  --------       --------

Net increase (decrease) in cash and cash
equivalents                                        (10,096)         3,435
Cash and cash equivalents, beginning of
period                                              28,425         20,690
                                                  --------       --------
Cash and cash equivalents, end of period          $ 18,329       $ 24,125
                                                  ========       ========

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2002 and the results of its operations for the three months and nine months ended September 30, 2002 and 2001. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2001, which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2001 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the expected results for the full year.

2. Recent Accounting Policies

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the required transition impairment test for goodwill and has determined that no impairment existed as of January 1, 2002. The Company will perform the annual impairment test in the fourth quarter. Pro forma net income and net income per share for the three months and nine months ended September 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows (in thousands except per share data):

                                          Three Months    Nine Months
                                              Ended          Ended
                                          September 30,  September 30,
                                               2001           2001
                                               ----           ----
Reported net income                         $   1,027      $   2,810
Add: goodwill amortization, net of tax             10             30
                                            ---------      ---------
  Pro forma net income                      $   1,037      $   2,840
                                            =========      =========

Reported net income per share:
Basic                                       $    0.07      $    0.19
Diluted                                     $    0.07      $    0.19

Pro forma net income per share:
Basic                                       $    0.07      $    0.19
Diluted                                     $    0.07      $    0.19

In addition, effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" ("Issue No. 01-14"), which requires that customer reimbursements received for direct costs paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistent presentation. For the three months ended September 30, 2002 and 2001, the Company has presented customer reimbursement revenue and expenses of $124,000 and $147,000, respectively, within professional services in accordance with Issue No. 01-14. Customer reimbursements represent direct costs incurred during the course of services that are reimbursed to the Company by its customers. For the nine months ended September 30, 2002 and 2001, the Company has presented customer reimbursement revenue and expenses of $373,000 and $548,000, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating income or net income.

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

                                                                   Three Months Ended                 Nine Months Ended
                                                                   ------------------                 -----------------
                                                             September 30,     September 30,    September 30,      September 30,
                                                                 2002              2001              2002              2001
                                                                 ----              ----              ----              ----
Basic weighted average shares outstanding                       12,705            14,969            13,065            15,040
Weighted average common stock equivalents -- options               794               265               744               128
                                                                ------            ------            ------            ------
Diluted weighted average shares
outstanding                                                     13,499            15,234            13,809            15,168
                                                                ======            ======            ======            ======

Antidilutive options outstanding
excluded from the computation of EPS                               918             1,485             1,021             1,639

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

The following table sets forth the components of comprehensive income (in thousands):

                                                   Three Months Ended              Nine Months Ended
                                                   ------------------              -----------------
                                              September 30,   September 30,   September 30,   September 30,
                                                   2002            2001            2002            2001
                                                   ----            ----            ----            ----
Net income                                       $ 2,146         $ 1,027         $ 4,678         $ 2,810
Foreign currency translation (losses) gains            3             187             253             (77)
Unrealized losses on marketable securities        (1,361)           (615)         (2,034)         (1,859)
                                                 -------         -------         -------         -------
Total comprehensive income                       $   788         $   599         $ 2,897         $   874
                                                 =======         =======         =======         =======

5. Stock Repurchase Program

On May 22, 2002, the Company's Board of Directors authorized the continued repurchase of shares of the Company's common stock up to an additional expenditure of $10 million. The Company initiated the repurchase program on May 23, 2000, pursuant to which it repurchased 1.2 million shares for $6.5 million between that date and May 23, 2001. The Company continued the plan on May 24, 2001, pursuant to which it repurchased 2.9 million shares for $26.4 million between that date and May 21, 2002. As of September 30, 2002, the Company had repurchased a total of 4.1 million shares for approximately $33 million under its repurchase programs.

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

Current assets, net of cash acquired              $   357
Fair value of equipment,                              321
furniture and fixtures
Current liabilities                                  (159)
Long-term liabilities                                 (63)
Acquired in-process research and development        1,744
Acquired completed technology                       1,743
                                                  -------
                                                  $ 3,943
                                                  =======

The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Real-Time have been included in the consolidated financial statements of the Company from January 1, 2002. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development ("IPR&D") based on their fair value on the date of the acquisition. The fair value assigned to intangible assets acquired was based on an independent appraisal. The fair value of acquired completed technology of $1.7 million was determined based on the future cash flows method. The acquired completed technology will be amortized on a straight-line basis over four years, the estimated life of the product.

The Company recorded a one-time write-off of $1.7 million in the period ended March 31, 2002 related to the value of IPR&D acquired as part of the purchase of Real-Time that had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Real-Time was developing Lightning, a full-service ASP bond accounting solution designed specifically for large regional banks. The allocation of $1.7 million to IPR&D represents the estimated fair value related to this incomplete project based on risk-adjusted cash flows adjusted to reflect the contribution of core technology. The net cash flows were then discounted utilizing a weighted average cost of capital of 26%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the potential for other competing technological advances which could potentially impact the estimates. The Lightning project was estimated to be 62% completed at the date of the acquisition. The project is expected to be completed in the fourth quarter of 2002.

The unaudited pro forma condensed consolidated results of operations presented below for the three and nine month periods ended September 30, 2002 and 2001 assume that the Real-Time acquisition occurred at the beginning of 2001. The unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 2002 excludes the $1.7 million write-off of purchased IPR&D in the first quarter of 2002 (in thousands, except per share data):

                                      Three Months Ended                 Nine Months Ended
                                      ------------------                 -----------------
                                 September 30,    September 30,    September 30,    September 30,
                                      2002             2001             2002             2001
                                      ----             ----             ----             ----
Total revenues                      $15,109          $15,259          $46,196          $44,745
Operating income                      3,339            1,226            8,860              838
Net income                            2,146            1,027            5,725            2,814
Basic earnings per share            $  0.17          $  0.07          $  0.44          $  0.19
Diluted earnings per share          $  0.16          $  0.07          $  0.41          $  0.19

7. Reclassifications

Certain amounts in the Company's 2001 consolidated financial statements have been reclassified to be comparable with the 2002 presentation. These reclassifications have had no effect on the Company's net income, working capital or net equity.

8. Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company is not a party to litigation that management believes could have a material effect on the Company or its business.

9. International Sales and Geography Information

The Company manages its business primarily on a geographic basis. The Company sells to the Americas and Europe. Americas includes both North and South America. Europe includes European countries as well as the Middle East and Africa. Other includes Asia Pacific and Japan.

Revenues by geography were (in thousands):

                      Three Months Ended                Nine Months Ended
                      ------------------                -----------------
                September 30,    September 30,    September 30,    September 30,
                    2002             2001             2002             2001
                    ----             ----             ----             ----
Americas          $13,498          $12,568          $40,811          $35,922
Europe              1,052            1,147            3,453            4,044
Other                 559              572            1,932            1,830
                  -------          -------          -------          -------
                  $15,109          $14,287          $46,196          $41,796
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

The Company applies the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") to all software transactions. The Company recognizes revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. SOP 97-2 requires that revenues recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specific upgrades, enhancements, post-contract client support, installation, or training. The Company defers revenues from the transaction fee equivalent to the fair value of the undelivered elements. The determination of fair value of an element is based upon vendor-specific objective evidence. The Company occasionally enters into software license agreements requiring significant customization. The Company accounts for these agreements on the percentage-of-completion basis and must estimate the costs to complete the agreement utilizing an estimate of development man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Due to the complexity of some software license agreements, the Company routinely applies judgments to the application of software recognition accounting principals to specific agreements and transactions. Different judgments and/or different contract structures could have led to different accounting conclusions, which could have a material effect on the Company's reported quarterly results of operations.

The Company recognizes revenues for maintenance services ratably over the contract term. The Company's consulting, training, and outsourcing services are generally billed based on hourly rates, and the Company generally recognizes revenues over the period during which the applicable services are performed.

Allowance for Doubtful Accounts. The preparation of financial statements requires the Company's management to make estimates relating to the collectibility of its accounts receivable. Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes customer accounts, client concentrations, client credit-worthiness, current economic trends, and changes in the Company's client payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such estimates require significant judgment on the part of the Company's management. Therefore, changes in the assumptions underlying the Company's estimates or changes in the financial condition of the Company's customers could result in a different required allowance, which could have a material impact on the Company's reported quarterly results of operations.

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

Marketable Securities. The Company classifies its entire investment portfolio, consisting of debt securities issued by federal government agencies, debt securities issued by state and local governments of the United States, debt securities issued by corporations and equities, as available for sale securities. Carrying amounts approximate fair value, as estimated based on market prices and any unrealized gain or loss is recognized in stockholder's equity. Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 59, "Accounting for Noncurrent Marketable Equity Securities", provide guidance on determining when an investment is other than temporarily impaired. In making this judgment, management evaluates, among other factors, the duration and extent to which the fair value of the investment is less than its cost and the financial health of and the business outlook for the investee, including factors in the industry and financing cash flows. If management's assessments are incorrect, the Company's working capital could be adversely affected.


RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended September 30, 2002 were $15.1 million, representing an increase of 6% from $14.3 million in the same period in 2001. The increase of $0.8 million for the three months ended September 30, 2002 was mainly attributable to an increase in outsourcing revenues partially offset by a decrease in license revenues. Revenues for the nine months ended September 30, 2002 were $46.2 million, representing an increase of 11% from $41.8 million in the same period in 2001. The increase of $4.4 million for the nine months ended September 30, 2002 was attributable to an increase in outsourcing revenues partially offset by a decrease in professional services revenues.

Software Licenses. Software license revenues for the three and nine months ended September 30, 2002 were $3.6 million and $11.0 million, respectively, representing decreases of 20% and 5%, respectively, from $4.5 million and $11.6 million, respectively, for the comparable periods in 2001. The decrease in license revenues for the three months ended September 30, 2002 was due primarily to reduced sales of CAMRA, Total Return, and AdvisorWare, partially offset by increased sales of SKYLINE and sales of RTS and Trade Desk as a result of the Company's acquisition of Real-Time. The decrease in license revenues for the nine months ended September 30, 2002 was due primarily to reduced sales of CAMRA, Total Return, and PTS, partially offset by increased sales of LMS, RTS, and Trade Desk as a result of the Company's Real-Time acquisition.

Maintenance. Maintenance revenues for the three months and nine months ended September 30, 2002 were $6.8 million and $20.5 million, respectively, representing increases of 2% and 3%, respectively, over the $6.7 million and $19.8 million, respectively, for the comparable periods in 2001. The increases for the three and nine months ended September 30, 2002 were mainly attributable to higher maintenance renewal rates and higher average maintenance fees, partially offset by discontinued products.

Professional Services. Professional services revenues for the three and nine months ended September 30, 2002 were $1.6 million and $5.1 million, respectively, representing decreases of 5% and 17%, respectively, from the $1.7 million and $6.2 million, respectively, for the comparable periods in 2001. Professional services revenues were impacted by less services associated with new license sales and lower demand for services from existing clients.

Outsourcing Services. Outsourcing services revenues for the three and nine month periods ended September 30, 2002 were $3.1 million and $9.6 million, respectively, representing increases of 125% and 130% over the $1.4 million and $4.2 million, respectively, for the comparable periods in 2001. The increases for the three- and nine-month periods ended September 30, 2002 were due to the acquisitions of Real-Time and Digital Visions and increased demand for the SS&C Direct services.

Cost of Revenues

Total cost of revenues for the three and nine months ended September 30, 2002 were $5.1 million and $15.6 million, respectively, representing increases of 5% and 2%, respectively, from the $4.8 million and $15.4 million, respectively, for the comparable periods in 2001. The gross margin remained unchanged at 66% for the three months ended September 30, 2002 as compared to the corresponding period in 2001. For the nine months ended September 30, 2002, the gross margin increased to 66% from 63% for the comparable period in 2001. Gross margin increases in maintenance, professional services, and outsourcing services were offset by a decrease in software license margins.

Cost of Software Licenses. Cost of software license revenues relates primarily to royalties, the costs of product media, packaging, documentation and the amortization of completed technology. Cost of software license revenues increased 70% from $180,000 in the three months ended September 30, 2001 to $306,000 for the same period in 2002, representing 4% and 8% of license revenues in each of those quarters, respectively. Cost of software license revenues in the nine months ended September 30, 2001 and 2002 were $548,000 and $934,000, respectively, representing 5% and 9% of license revenues in each of those periods, respectively. The increase in costs in both the three and nine months ended September 30, 2002 were mainly due to the increase in amortization of completed technology associated with the Real-Time and Digital Visions acquisitions.

Cost of Maintenance. Cost of maintenance revenues primarily consists of technical customer support and the engineering costs associated with product and regulatory updates. The cost of maintenance revenues decreased from $1.7 million in the three months ended September 30, 2001 to $1.3 million in the three months ended September 30, 2002. The cost of maintenance revenues decreased from $5.3 million in the nine months ended September 30, 2001 to $4.1 million in the nine months ended September 30, 2002. The decreased costs for both the three and nine months ended September 30, 2002 were primarily due to improved operating efficiencies that resulted in lower personnel and facilities related costs.

Cost of Professional Services. Cost of professional services revenues primarily consists of the cost of personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as custom programming, system integration and actuarial consulting services. The cost of professional service revenues decreased 17% from $1.6 million in the three months ended September 30, 2001 to $1.4 million for the same period in 2002, representing 85% and 96%, respectively, of professional services revenues in each of those periods. Cost of professional services revenues in the nine months ended September 30, 2001 and 2002 were $5.4 million and $4.1 million, respectively, and represented 80% and 88%, respectively, of professional services revenues in each of those periods. The Company has significantly reduced its professional consulting organization due to the decrease in demand for the Company's implementation services.

Cost of Outsourcing. Cost of outsourcing revenues primarily consists of the cost of personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues increased 62% from $1.3 million in the three months ended September 30, 2001 to $2.1 million for the same period in 2002, representing 98% and 70%, respectively, of outsourcing revenues in each of those periods. Cost of outsourcing revenues in the nine months ended September 30, 2001 and 2002 was $4.1 million and $6.5 million, respectively, representing 98% and 67%, respectively, of outsourcing revenues in each of those periods. The increase in costs for both the three and nine months ended September 30, 2002 was primarily due to the acquisitions of Real-Time and Digital Visions. The decreases in cost of outsourcing revenues as a percentage of outsourcing revenues was due primarily to improved operating efficiencies, and the higher margins associated with the revenues from the Real-Time and Digital Visions acquisitions.

Operating Expenses

Total operating expenses decreased 19% from $8.2 million in the three months ended September 30, 2001 to $6.7 million in the three-months ended September 30, 2002, representing 58% and 44% of total revenues in those periods, respectively. Total operating expenses decreased 8% from $25.6 million in the nine months ended September 30, 2001 to $23.4 million in the nine-months ended September 30, 2002, representing 61% and 51% of total revenues, respectively. Included in the nine-months ended September 30, 2002 is a charge of $1.7 million for purchased in-process research and development associated with the Company's acquisition of Real-Time in the first quarter of 2002. Excluding the IPR&D, total operating expenses decreased from $25.6 million in the nine months ended September 30, 2001 to $21.7 million in the nine months ended September 30, 2002, representing 61% and 47% of total revenues in those periods, respectively. The decrease in operating expenses was due primarily to the cost reduction steps the Company has undertaken to align its personnel and operating expenses with revenues.

Selling and Marketing. Selling and marketing expenses primarily consist of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, marketing and promotional materials. These expenses decreased 30% from $2.8 million in the three months ended September 30, 2001 to $2.0 million in the three months ended September 30, 2002, representing 20% and 13%, respectively, of total revenues for those periods.

These expenses decreased 19% from $8.8 million in the nine months ended September 30, 2001 to $7.1 million for the same period in 2002, representing 21% and 15%, respectively, of total revenues for those periods. The decreases for the three and nine month ended September 30, 2002 were mainly due to lower personnel-related costs associated with the reduction in the number of sales and marketing personnel, and lower marketing and promotional costs partially offset by increased costs as a result of the acquisitions of Real-Time and Digital Visions.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses for the three months ended September 30, 2002 were unchanged at $2.8 million compared to the comparable period in 2001, representing 19% and 20%, respectively, of total revenues for those periods. Research and development expenses for the nine months ended September 30, 2002 were also unchanged at $8.8 million compared to the same period in 2001, representing 21% and 19%, respectively, of total revenue for those periods.

General and Administrative. General and administrative expenses are composed primarily of costs related to management, accounting, information technology, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 27% from $2.6 million in the three months ended September 30, 2001 to $1.9 million for the same period in 2002, representing 18% and 13%, respectively, of total revenues for those periods. General and administrative expenses also decreased 27% from $8.0 million in the nine months ended September 30, 2001 to $5.8 million for the same period in 2002, representing 19% and 13%, respectively, of total revenues for those periods. The decreases for the three and nine months ended September 30, 2002 were mainly due to lower personnel related costs, communications costs, professional fees, depreciation, and bad debt expense.

Write-off of Purchased In-Process Research and Development. On January 15, 2002, the Company acquired Real-Time. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated among tangible and intangible assets, liabilities, and in-process research and development based on their fair values on the date of the acquisition. The acquired IPR&D had not yet reached technological feasibility and had no alternative future use and accordingly $1.7 million was expensed on the date of the acquisition.

Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $323,000 for the three months ended September 30, 2002 compared to $661,000 for the same period in 2001. Interest income, net decreased 44% from $2.1 million in the nine months ended September 30, 2001 to $1.2 million for the same period in 2002. The decreases in interest income for both the three and nine month ended September 30, 2002 are due to lower market interest rates on investments and lower cash and marketable securities positions due to the Company's stock repurchase plan during the past year, and the cash paid for the acquisitions of Real-Time and Digital Visions. Included in other income (expense), net for the nine months ended September 30, 2002 was a non-operational $854,000 impairment charge associated with the decline in the market value of WorldCom bonds held in the Company's investment portfolio and a non-operational gain of $428,000 on the sale of equity investments. Other income (expense), net for the nine months ended September 30, 2001 included a non-operational gain on sale of equity investments of $1.8 million.

Provision for Income Taxes. The Company had effective tax rates of 40% and 38% in the nine months ended September 30, 2002 and 2001, respectively. The higher tax rate in 2002 was primarily due to lower tax credits in the period and the impact of a settlement reached with the IRS in the third quarter of 2002 on the deduction related to the 1999 litigation settlement payment of $9.3 million. Payments totaling $6.8 million made pursuant to the settlement were deducted by the Company on its 1997, 1998 and 1999 income tax returns. The Company reached a settlement with the IRS that allowed the Company to deduct $5.5 million of the original $6.8 million deduction. The impact of this settlement has been included in the Company's estimated effective tax rate of 40% for 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at September 30, 2002 were $43.4 million, which is a decrease of $16.1 million from the $59.5 million at December 31, 2001. The decrease was mainly due to the cash spent to carry out the stock repurchase program and the cash paid for the acquisition of Real-Time.

Net cash provided by operating activities was $11.4 million for the nine months ended September 30, 2002. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items including the $1.7 million purchased in-process research and development and $3.0 million in depreciation and amortization, and an increase in deferred maintenance and other revenues. These items were partially offset by an increase in accounts receivable.

Investing activities used net cash of $847,000 for the nine months ended September 30, 2002. Cash used in investing activities was primarily due to $3.9 million cash paid for the acquisition of Real-Time, net of cash acquired, partially offset by the $3.6 million net sale of marketable securities.

Financing activities used cash of $20.9 million. Cash used in financing activities was primarily due to the stock repurchase plan, which was partially offset by cash received upon the exercise of employee options. The Company repurchased 2.6 million shares of common stock for treasury in the nine months ended September 30, 2002 for a total cost of $25.0 million.

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

BUSINESS MODEL CHANGE. The Company continues to modify its business model from one based on license fees derived from licensing proprietary software to one based on both licensing its software and transaction fees for the use of the Company's outsourcing services. Due to this change in the business model, the Company's revenues will increasingly depend on its ability to grow the number and volume of users of the Company's outsourcing services. The number of users and the volume of their activity are largely outside of the Company's control. Accordingly, the Company's past operating results may not be a meaningful indicator of its future performance.

PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, AdvisorWare, SKYLINE, PTS, and LMS software and the provision of maintenance and consulting services in support of such software. The Company expects that the revenue from these software products will continue to account for a significant portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through September 30, 2002, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore, the Company believes that its potential foreign currency exchange rate exposure is not material.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and minimize risk discussed above should not be considered projections of future events or losses.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the Company's internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

a. The exhibit listed in the Exhibit Index immediately preceding such exhibit is filed as part or is included in this Report.

b. There were no reports filed on Form 8-K in the quarter ended September 30, 2002.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SS&C TECHNOLOGIES, INC.



Date: November 14, 2002              By:/s/ Patrick J. Pedonti


                                     Patrick J. Pedonti
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)




CERTIFICATIONS

I, William C. Stone, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SS&C Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


Date: November 14, 2002                     By:/s/ William C. Stone

                                            William C. Stone
                                            Chief Executive Officer




CERTIFICATIONS

I, Patrick J. Pedonti, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of SS&C Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


Date: November 14, 2002                     By:/s/ Patrick J. Pedonti


                                            Patrick J. Pedonti
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------
10.1              Employment Agreement between SS&C Technologies, Inc. and
                  Anthony R. Guarascio dated August 12, 2002.

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.