Form 10-K
period 2002-12-31
SS&C TECHNOLOGIES INC
filed 2003-03-31
CIK 1011661

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-28430

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant in an accelerated Filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     As of June 28, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $88,345,000 based on the closing sale price per share of $14.03 of the Registrant's Common Stock on the Nasdaq National Market on such date.

     As of March 20, 2003, 12,523,524 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III -- Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual meeting of stockholders to be held on May 22, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SS&C TECHNOLOGIES, INC.

                       YEAR 2002 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
          Executive Officers of the Registrant........................   11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   22
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   23

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   24
Item 13.  Certain Relationships and Related Transactions..............   24
Item 14.  Controls and Procedures.....................................   24

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   25
Signatures Page.......................................................   26
Certifications........................................................   27
Consolidated Financial Statements.....................................   30
Exhibit Index.........................................................   49

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

     AdvisorWare, DBC, HedgeWare, PortPro, SKYLINE, and TradePath are registered trademarks; Altair, Analytics Express, Antares, CAMRA CAMRA D Class, Debt & Derivatives, Finesse, Lightning, LMS, Mabel, PTS SKYLINE II, The Banc Mall and Total Return are trademarks; and ASPplus SS&C Direct and Straight-Thru Processing are service marks of the Company or one of its subsidiaries. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     SS&C Technologies, Inc. ("SS&C" or the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. The Company is a leading provider of client/server-based investment and financial management software, Application Service Provider ("ASP") solutions and Business Process Outsourcing ("BPO") solutions.

     SS&C products and related services compete in seven vertical markets in the institutional investment management marketplace:

     1) Commercial lending;

     2) Financial institutions;

     3) Hedge funds and family offices;

     4) Institutional asset management;

     5) Insurance entities and pension funds;

     6) Municipal finance; and

     7) Real estate property management.

     SS&C offers a full range of software products to help investment professionals with their front-, middle-, and back-office needs. SS&C products provide mission critical processing for information management, analysis, trading, accounting, reporting, and compliance. SS&C clients use SS&C products to manage in the aggregate over $4 trillion in assets.

     For financial information relating to SS&C's business, including geographic information, please see SS&C's consolidated financial statements, including the notes thereto.

INDUSTRY BACKGROUND

     The institutional investment management marketplace is broad and complex. SS&C classifies institutional investment marketplace into the seven vertical markets described above. Each vertical market operates in an environment characterized by:

     - Changing market conditions;

     - Globalization requiring around-the-clock solutions, service and support;

     - Increasing regulatory requirements and oversight;

     - Asset and security products proliferating in both number and complexity;

     - Increasing trading and monetary transaction volumes coupled with shorter settlement cycles;

     - Evolving technology; and

     - Fierce competition.

COMPANY STRATEGY

     The Company's strategy is to be a leading application software products and services provider to the global institutional investment marketplace, delivering superior product functionality with enabling technologies that can be deployed globally and integrated via the Internet, and available on a license, outsource, ASP, or "blended" solution basis.

COMPETITIVE ADVANTAGES

     SS&C maintains a competitive position in each of the vertical markets it serves. SS&C's suite of products gives it a significant market presence within each vertical market and the capacity to cross vertical markets.

     SS&C provides solutions to clients through a number of delivery options for SS&C's products and services, including: license, outsource, ASP, or a "blended" solutions that allow clients to take advantage of SS&C's technology in the manner best suited to their individual needs. All of SS&C's products support connectivity, Internet delivery, and global timeframes.

     SS&C was one of the earliest pioneers of "Straight-Thru
Processing" -- providing integration of front-end trading and modeling -- straight through to portfolio management, compliance, and reporting -- to back-office processing, clearing, and accounting. SS&C continues to incorporate this concept into its products.

     Maintaining and marketing SS&C's developed and acquired systems requires not only robust technology, but also highly specialized knowledge and expertise. SS&C has a significant numbers of employees who are "subject matter experts". SS&C believes its continual pursuit of such expertise distinguishes it from other technology vendors in the vertical markets we serve.

     SS&C is strategically positioned in the global institutional investment marketplace, with a presence in North America, Europe and Asia Pacific.

PRODUCTS AND SERVICES

     SS&C offers a family of application software products and services designed to address the requirements of professionals in the financial services industry, and provide the tools that meet the day-to-day processing needs of a broad range of users within financial organizations.

     The following chart summarizes SS&C's principal products and services, typical users, and the vertical markets each product serves:

PRODUCTS AND SERVICES               TYPICAL USERS                  VERTICAL MARKETS SERVED
---------------------               -------------                  -----------------------
PORTFOLIO MANAGEMENT/
ACCOUNTING
AdvisorWare(R)             Portfolio Managers               Financial Institutions
Altair(TM)                 Asset Managers                   Hedge Funds and Family Offices
CAMRA(TM)                  Hedge Funds/Fund of Funds        Institutional Asset Management
CAMRA D Class(TM)          Family Offices                   Insurance Companies and Pension Funds
Debt & Derivatives(TM)     Investment Advisory Firms        Municipal Finance
Lightning(TM)              Insurance Companies
Mabel(TM)                  Pension Funds
PortPro(R)                 Public Funds
SS&C Direct(SM)            Corporate Treasuries
Total Return(TM)           Accountants
                           Auditors
                           Banks
                           Credit Unions
TRADING
Antares(TM)                Securities Traders               Financial Institutions
Trade Desk(TM)             Investment Advisory Firms        Hedge Funds and Family Offices
                           Hedge Funds/Fund of Funds        Institutional Asset Management
                           Family Offices                   Insurance Companies and Pension Funds
                           Insurance Companies
                           Pension Funds
                           Banks
                           Credit Unions

PRODUCTS AND SERVICES               TYPICAL USERS                  VERTICAL MARKETS SERVED
---------------------               -------------                  -----------------------
FINANCIAL MODELING
AnalyticsExpress(TM)       CEO/CFOs,                        Commercial Lending
Finesse(TM)                Risk Managers                    Insurance Companies and
PTS                        Life Insurance Companies         Pension Funds
DBC(R) (family of          Actuarial professionals,         Municipal Finance
products)                  Bank Asset/Liability Managers
                           Underwriters
                           State/Local Issuers
                           Financial Advisors
                           Law Firms
LENDING/LEASING
LMS(TM)                    Mortgage Originators             Commercial Lending
The BANC Mall(TM)          Commercial Lenders               Financial Institutions
                           Mortgage Loan Servicers          Institutional Asset Management
                           Mortgage Loan Portfolio          Insurance Companies and Pension Funds
                           Managers                         Real Estate Property Management
                           Real Estate Investment Managers
                           Bank/Credit Union Loan Officers
                           Bank/Credit Union Loan
                           Administrators
PROPERTY MANAGEMENT
SKYLINE II(TM)             Real Estate Investment Managers  Commercial Lending
                           Real Estate Property Managers    Financial Institutions
                           Banks                            Institutional Asset Management
                           Credit Unions                    Insurance Companies and Pension Funds
                                                            Real Estate Property Management

  PORTFOLIO MANAGEMENT/ACCOUNTING

     SS&C's products and services for portfolio management span most of its vertical markets and offer its clients a wide range of investment management solutions.

  AdvisorWare

     AdvisorWare software supports investment firms with sophisticated global investment, trading and management concerns, and/or complex financial, tax, partnership, and allocation reporting requirements. It delivers comprehensive multi-currency investment management, financial, contact management and partnership accounting in a straight-through processing environment.

  Altair; Mabel

     Altair software is a portfolio management system designed for companies that are looking for a solution that meets Benelux market requirements, and want client server architecture with SQL support. Altair is targeted to European asset managers, stockbrokers, custodians, banks, pension funds, and insurance companies, and supports a full range of financial instruments, including: stocks, bonds, private loans, warrants, rights, convertibles, options, futures, interest rate swaps, real estate, currency swaps, term deposits, floating loans, and mortgages. Mabel is a portfolio management system offered by SS&C for smaller-sized companies who are looking for a solution that meets Benelux market requirements and require a range of functionality but do not need client server architecture with SQL support. Mabel is targeted to the same types of clients as Altair and supports the same financial investments.

  CAMRA

     CAMRA (Complete Asset Management, Reporting and Accounting) software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA is a 32-bit, multi-user, integrated solution tailored to support the entire portfolio management function, and includes features to execute, account for, and report on all typical securities transactions.

     CAMRA is designed to account for all activities of the investment operation and to continually update investment information through the processing of day-to-day securities transactions. CAMRA maintains transactions and holdings and stores the results of most accounting calculations in its open, relational database, providing user-friendly, flexible data access and supporting data warehousing.

     SS&C introduced the CAMRA D Class product in 2002 for smaller U.S. insurance companies that need to account for their trades and holdings and comply with statutory reporting requirements, but do not require a software application as sophisticated as CAMRA.

  Debt & Derivatives

     Debt & Derivatives is a comprehensive financial application software package designed to process and analyze all activities related to derivative and debt portfolios, from pricing, valuation and risk analysis, straight through to derivative processing, accounting, management reporting and regulatory reporting. Debt & Derivatives supports the following derivative instruments: swaps, caps/floors/collars, Forward Rate Agreements, debt, short-term discounted debt, futures, options, F/X spot and forwards, bond forwards, equity swaps and equity options. Debt & Derivatives is designed to deliver real-time transaction processing to treasury and investment professionals, including traders, operations staff, accountants, and auditors.

  Lightning

     Lightning is a comprehensive ASP solution supporting the front-, middle-, and back-office processing needs of commercial banks and broker dealers of all sizes and complexity. Lightning fully automates the trading, sales, funding, accounting, risk analysis, asset/liability management, portfolio management, and safekeeping processes. Lightning provides comprehensive regulatory reporting and books and records maintenance for various regulatory regimes.

  PortPro

     PortPro is a suite of Internet-based information tools available on an ASP basis and designed to help financial institutions effectively measure, analyze, and manage balance sheets and investment portfolios. It includes:

     - PortPro Bond Accounting -- Manages bond portfolios and provides accurate accounting and performance results.

     - PortPro Analytics -- Provides performance and risk analysis of investment portfolios, including interest rate risk reporting, pre-purchase and swap analysis tools and stress testing.

     - PortPro PALMS(TM) (Portfolio Asset Liability Management
       System) -- Manages and analyzes a financial institution's balance sheet.

  SS&C Direct

     SS&C provides comprehensive ASP/BPO services through its SS&C Direct operating unit for portfolio accounting, reporting, and analysis functions. SS&C Direct's ASPplus service includes: hosting of the Company's application software; automated workflow integration; automated quality control mechanisms; and extensive interface and connectivity services to custodian banks, data service providers, depositories, and other external entities. SS&C Direct's Outsourced Investment Accounting Services option includes comprehensive investment accounting and investment operations services for sophisticated, global organizations.

  Total Return

     Total Return is a portfolio management and partnership accounting system directed toward the hedge fund and private wealth markets. It is a multi-currency system, designed to provide financial and tax accounting and reporting for businesses with high transaction volumes.

  TRADING

     SS&C's comprehensive trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Automated, real-time trading is available to clients on a license or ASP basis.

  Antares

     Antares is a comprehensive, real-time, event-driven trading and profit and loss reporting system designed to integrate trade modeling with trade order management. Antares enables clients to trade and report on fixed-income, equities, foreign exchange, futures, options, repos, and many other instruments across different asset classes.

  TradeDesk

     TradeDesk is a comprehensive paperless trading system that automates front- and middle-office aspects of fixed-income transaction processing, enabling clients to automate ticket entry, confirmation, access to offerings, and providing immediate, on-line access to complete customer information and holdings.

  FINANCIAL MODELING

     SS&C offers several powerful analytical software and financial modeling applications for the insurance industry. With the acquisition of the DBC business of The Thomson Corporation in November 2002, the Company now provides standard-setting analytical software and services to the municipal finance marketplace.

  AnalyticsExpress

     AnalyticsExpress is a reporting and data visualization tool that translates actuarial analysis into meaningful management information. AnalyticsExpress brings flexibility to the reporting process, and allows clients to analyze and present output at any level of detail, create high-level reports and charts, or separate management information into a multitude of detailed reports.

  Finesse

     Finesse is a financial simulation tool for the property/casualty insurance industry that uses the principles of dynamic financial analysis. Designed to generate iterative computer-simulated scenarios, Finesse helps clients model operating results, gauge the effects of reinsurance, validate pricing, value business transactions such as mergers and acquisitions, measure the impact of new products, predict cash flows, analyze the impact of investment decisions, and improve the overall strategic planning process.

  PTS

     PTS is a pricing and financial modeling tool for life insurance companies. PTS provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex set of options and covenants frequently encountered in insurance contracts or comparable agreements.

  DBC Product Suite

     SS&C entered the municipal finance market with the acquisition of DBC in November 2002. SS&C's DBC operation is a leading provider of analytical software and services to the municipal finance community. The comprehensive suite of DBC products addresses a broad spectrum of municipal finance concerns, including general bond structures, revenue bonds, housing bonds, student loans, FHA-insured revenue bonds, securitizations, and delivers solutions for debt structuring, cash flow modeling, and database management. The products are used by underwriters, investment banks, municipal issuers, and financial advisors for structuring new issues, securitizations, strategic planning and asset/liability management.

  LENDING AND LEASING

     SS&C products that support lending and leasing activities are LMS and The Banc Mall.

  LMS

     LMS is a comprehensive loan management system for the commercial loan industry. LMS supports the straight through processing needs of commercial originators, lenders and servicers, including loan request pre-qualification, application and commitment processing, servicing, accounting and loan disposition.

  The BANC Mall

     The BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. The BANC Mall provides on an ASP basis on-line lending, leasing, and research tools that deliver streamlined credit processing. Clients use The BANC Mall on a fee-for-service basis to access more than a dozen data providers.

  PROPERTY MANAGEMENT

     SS&C's product that supports property management is Skyline II.

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

PRODUCT DELIVERY OPTIONS

     SS&C products are available via license, outsource, ASP, or "blended" solutions. Clients looking to outsource investment accounting operations, or needing a blended solution, work with SS&C Direct.

     Several of the Company's product offerings are available via ASP only:
Lightning, PortPro, TradeDesk, TradePath, and The BANC Mall. These products were developed to enable smaller institutions, such as community banks and credit unions, to access sophisticated functionality that previously had been available only to larger institutions.

PROFESSIONAL SERVICES

     SS&C offers a range of professional services to assist clients in implementing SS&C's software products, including the initial installation of the system, conversion of historical data, and ongoing training and support. SS&C's consulting team works closely with the client to ensure smooth transition and operation of SS&C systems. Consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians, and professionals from the asset management, real estate, investment, insurance, municipal finance and banking industries. SS&C believes its commitment to professional services facilitates the adoption of its software products across its target markets.

PRODUCT SUPPORT

     The Company believes a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. The Company provides each of its significant clients with a dedicated client support team whose primary responsibility is to resolve questions and concerns. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. In 2002, the Company launched the Solution Center, a web site that serves as an exclusive on-line community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. The Company's service and support activities are supplemented by comprehensive training. Training options include both web-based training and classroom instruction.

     Clients are supplied with the latest product information via the Internet, electronic bulletin boards, and other forms of electronic data distribution. The Company periodically makes maintenance releases of licensed software available to its clients, as well as regulatory updates (generally during the fourth quarter), to meet industry reporting obligations and other processing requirements.

CLIENTS

     SS&C has a global client base of institutional investment enterprises and other organizations that require a full range of information management and analysis, accounting, actuarial, reporting, and compliance software on a timely and flexible basis. SS&C has more than 4,000 clients worldwide that include financial institutions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance professionals, and real estate lenders and asset managers.

SALES AND MARKETING

     SS&C believes a direct sales organization is essential to the successful implementation of its business strategy, given the complexity and importance of the operations and information the Company's products are designed to manage, the extensive regulatory and reporting requirements of each industry, and the unique dynamics of each vertical market. SS&C's dedicated direct sales and support staff continually undergoes extensive product and sales training, and is situated in the Company's various sales offices worldwide. The Company also uses telemarketing to support sales of its real estate equity products and works through alliance partners who sell the Company's ASP service to their correspondent banking customers in the financial institutions market.

     The Company's marketing personnel are responsible for identifying market trends, evaluating and developing marketing opportunities and providing sales support. The Company's marketing activities include generation of client leads, targeted direct electronic marketing campaigns, Internet marketing, bi-weekly e-briefings targeted at clients and prospects in each of the Company's vertical markets, seminars, advertising, trade shows, conferences, and public relations efforts. The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

PRODUCT DEVELOPMENT AND ENGINEERING

     SS&C believes it must introduce new products and offer product innovation on a regular basis to maintain its competitive advantage. To meet these goals, SS&C uses multidisciplinary teams of highly trained personnel and leverages this expertise across all product lines. SS&C has invested heavily in developing a comprehensive product analysis process to insure a high degree of product functionality and quality. Maintaining and improving the integrity and quality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources, and mapping out an integration plan for the entire SS&C umbrella of products as well as third party products. SS&C research and development expenses for the years ended December 31, 2002, 2001, and 2000 were $11,760,000, $11,291,000 and
$14,239,000, respectively.

     The Company's research and development engineers work closely with its marketing and support personnel to assure that product evolution reflects developments in the marketplace and trends in client requirements. Historically, the Company has issued a major functional release of its core products during the second or third quarter of each fiscal year, including functional enhancements, as well as an annual fourth quarter release to reflect evolving regulatory changes in time to meet clients' year-end reporting requirements.

COMPETITION

     The market for financial services software is competitive, rapidly evolving, and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that only target local markets or specific customer types. Much of SS&C's competition stems from information systems or timesharing services developed and serviced internally by the MIS departments of financial services firms. The major competitors SS&C faces in its primary markets include:

     - Commercial lending: McCracken (subsidiary of GMAC), Midland Loan Services (subsidiary of PNC Financial Services), Princeton Financial Systems (subsidiary of State Street Bank), and Synergy Software.

     - Financial institutions: ADP, SunGard, Thomson Financial, and TPG.

     - Hedge funds and family offices: Advent Software, EZ Castle, Globe Ops and IMS.

     - Institutional asset management: Bloomberg, Charles River, Eagle Investment Systems (subsidiary of Mellon Financial Company), FMC, McGregor, and Thomson Financial.

     - Insurance entities and pension funds: Princeton Financial Systems (subsidiary of State Street Bank), Bloomberg, Charles River, Classic Solutions/Tillinghast, DFA Capital Management, and SunGard.

     - Municipal finance: Ferrand Jordan and Prescient Software.

     - Real estate property management: MRI (subsidiary of Intuit), Timberline, and Yardi.

     SS&C believes the principal competitive factors in its industry include consistent product performance, broad functionality, ease of use, scalability, integration capabilities, product and company reputation, client service and support, and price.

PROPRIETARY RIGHTS

     The Company primarily relies on a combination of copyright, trademark, and trade secret laws and license agreements to establish and protect proprietary rights of its products. The source code for the Company's products is protected under both trade secret and copyright laws. The Company generally enters into confidentiality and/or license agreements with its employees, distributors, clients, and potential clients and limits access to, and distribution of, its software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     The software development industry is characterized by rapid technological change. The Company believes factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of its technology.

EMPLOYEES

     As of December 31, 2002, the Company had 319 full-time employees, consisting of 93 employees in research and development, 89 employees in consulting and services, 45 employees in sales and marketing, 58 employees in client support, and 34 employees in finance and administration. Of the total, 45 employees were in the Company's international operations. None of the Company's employees is covered by any collective bargaining agreement. In the opinion of management, the Company has a good relationship with its employees.

AVAILABLE INFORMATION

     SS&C's Internet address is www.ssctech.com. The contents of SS&C's website are not part of this Annual Report on Form 10-K, and its Internet address is included in this document as an inactive textual reference only. SS&C makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge through its website as soon as reasonably practicable after it files such reports with, or furnishes such reports to, the Securities and Exchange Commission.

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

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes could have a material effect on the Company or its business. In the opinion of management, the Company is not party to any litigation or proceedings known to be contemplated by government authorities that management believes could have a material effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
William C. Stone......................  47    President, Chief Executive Officer and
                                              Chairman of the Board of Directors
Normand A. Boulanger..................  41    Executive Vice President and Chief
                                              Operating Officer
Patrick J. Pedonti....................  51    Senior Vice President and Chief
                                              Financial Officer
Stephen V. R. Whitman.................  56    Senior Vice President and General
                                              Counsel

     William C. Stone founded the Company in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception. He also has served as the Company's President from inception through April 1997 and since March 1999. Prior to founding the Company, Mr. Stone directed the financial services consulting practice of KPMG LLP in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc.

     Normand A. Boulanger has served as the Executive Vice President and Chief Operating Officer of the Company since October 2001. Prior to that, Mr. Boulanger served the Company as Senior Vice President, SS&C Direct from March 2000 to September 2001, Vice President, SS&C Direct from April 1999 to February 2000, Vice President of Professional Services for the Americas, from July 1996 to April 1999, and Director of Consulting from March 1994 to July 1996. Prior to joining the Company, Mr. Boulanger served as

Director of Investment Operations for The Travelers, now a Citigroup organization, from September 1986 to March 1994.

     Patrick J. Pedonti has served as the Senior Vice President and Chief Financial Officer of the Company since August 2002. Prior to that, Mr. Pedonti served as the Company's Vice President and Treasurer from May 1999 to August 2002. Prior to joining the Company, Mr. Pedonti served as Vice President and Chief Financial Officer for Accent Color Sciences, Inc., a company specializing in high-speed color printing, from January 1997 to May 1999.

     Stephen V. R. Whitman has served as the Senior Vice President and General Counsel of the Company since June 2002. Prior to joining the Company, Mr. Whitman served as an attorney for PA Consulting Group, an international management consulting company headquartered in the United Kingdom, from November 2000 to December 2001. Prior to that, Mr. Whitman served as Senior Vice President and General Counsel of Hagler Bailly, Inc., a publicly-traded international consulting company to the energy and network industries, from October 1998 to October 2000 and as Vice President and General Counsel from July 1997 to October 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "SSNC" since the Company's initial public offering of Common Stock on May 31, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market:

                                                         FISCAL 2002      FISCAL 2001
                                                         PRICE RANGE      PRICE RANGE
                                                       ---------------   -------------
QUARTER                                                 HIGH     LOW     HIGH     LOW
-------                                                ------   ------   -----   -----
First................................................  $10.39   $ 7.03   $6.00   $4.34
Second...............................................   14.60    10.10    6.85    4.38
Third................................................   14.21     7.40    7.50    5.40
Fourth...............................................   11.80     7.40    8.00    5.25

     There were 61 stockholders of record of the Company's Common Stock as of March 20, 2003. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers or other nominees.

     On March 29, 2002, the Company granted Conseco, Inc., a customer of the Company, a warrant (the "Warrant") to purchase 60,000 shares of the Company's Common Stock in consideration of the business relationship between the Company and Conseco, Inc. The Warrant is exercisable in whole or in part (but no individual exercise may be for fewer than 5,000 shares) at any time up to March 29, 2007 at an exercise price of $7.00 per share. No underwriters were involved in the offer and sale of the Warrant. Such offer and sale was made in reliance upon an exemption from registration provisions of the Securities Act of 1933 set forth in section 4(2) thereof relative to sales by an issuer not involving any public offering.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs, and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                             2002(1)   2001(2)    2000     1999(3)    1998(4)
                                             -------   -------   -------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $62,434   $56,369   $61,406   $ 68,503   $ 74,877
Income (loss) before taxes.................   12,300     6,487     3,333    (19,191)     2,278
Net income (loss)..........................    7,305     4,022     2,172    (12,648)     1,053
Net income (loss) per share:
  Basic earnings (loss) per share..........  $  0.56   $  0.27   $  0.14   $  (0.81)  $   0.07
  Shares used in basic per share
     calculation...........................   12,982    15,004    15,918     15,678     14,956
  Diluted earnings (loss) per share........  $  0.53   $  0.27   $  0.14   $  (0.81)  $   0.07
  Shares used in diluted per share
     calculation...........................   13,687    15,168    15,962     15,678     15,906
BALANCE SHEET DATA AT PERIOD END:
Cash and cash equivalents..................  $18,336   $28,425   $20,690   $ 14,304   $ 13,047
Investments in marketable securities.......   23,383    31,077    35,840     36,034     42,263
Working capital............................   36,699    56,284    54,330     53,617     59,134
Total assets...............................   75,480    88,779    90,858     89,717    105,314
Long-term obligations......................       --        --         5         11        151
Stockholders' equity.......................   57,270    72,948    72,654     72,553     78,922

---------------

(1) On January 15, 2002, the Company acquired the assets and business of Real-Time USA, Inc. On November 15, 2002, the Company acquired the assets and business of DBC, a business within the Thomson Corporation. See Notes 2 and 12 of Notes to the Company's Consolidated Financial Statements.

(2) On November 15, 2001, the Company acquired Digital Visions, a division of Netzee Inc. See Notes 2 and 12 of Notes to the Company's Consolidated Financial Statements.

(3) On March 11, 1999, the Company acquired all of the outstanding stock of HedgeWare, Inc. in a business combination accounted for as a pooling-of-interests. Accordingly, the selected financial data for all periods prior to the combination have been restated to reflect the combined operations.

(4) On March 20, 1998, the Company purchased substantially all of the assets of Quantra Corporation. On April 9, 1998, the Company acquired all of the outstanding stock of Savid International Inc. and The Savid Group.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized in Note 2 to its consolidated financial statements. However, certain of the Company's accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in its consolidated financial statements. In applying these policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company's historical experience, terms of existing contracts, management's observation of trends in the industry, information provided by its clients, and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in the Company's consolidated financial statements. The Company's significant accounting policies include:

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

     The Company uses a signed license agreement as evidence of an arrangement for the majority of its transactions. Certain products are sold with a shrink-wrapped license and under those arrangements. Delivery occurs when the product is delivered to a common carrier F.O.B. shipping point. The arrangements generally do not have acceptance provisions, if they are included in the arrangement, then delivery occurs at acceptance. At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the customer and the credit-worthiness of the customer. The arrangements for software licenses are sold with maintenance and generally with professional services. The Company allocates revenue to the delivered components, normally the license component, using the residual value method based on objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and support arrangement based on the fair value, equal to its stated list price as a fixed percentage of the software price. Fair value of the professional services is based on upon separate sales of those services. Professional services are generally billed at an hourly rate plus travel related expenses. Professional services revenue is recognized as the services are performed. Maintenance revenue is recognized ratable over the term of the contract. Outsourcing services revenues, which are based on a monthly fee or transaction based are recognized as the services are performed. The Company occasionally enters into software license agreements requiring significant customization. The Company accounts for these agreements on the percentage-of-completion method based on the ratio of hours incurred to expected total hours; accordingly the Company must estimate the costs to complete the agreement utilizing an estimate of development man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Due to the complexity of some software license agreements, the Company routinely applies judgments to the application of software recognition accounting principles to specific agreements and transactions. Different judgments and/or different contract structures could have led to different accounting conclusions, which could have a material effect on the Company's reported quarterly results of operations.

     Allowance for Doubtful Accounts. The preparation of financial statements requires the Company's management to make estimates relating to the collectibility of its accounts receivable. Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes customer accounts, client concentrations, client credit-worthiness, current economic trends, and changes in the Company's client payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such estimates require significant judgment on the part of the Company's management. Therefore, changes in the assumptions underlying the Company's estimates or changes in the financial condition of the Company's customers could result in a different required allowance, which could have a material impact on the Company's reported results of operations.

     Long-lived Assets, Intangible Assets and Goodwill. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in the first fiscal quarter of 2002. SFAS 142 supercedes Accounting Principles Board Opinion No. 17 "Intangible Assets" and discontinues the amortization of goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - Significant underperformance relative to expected historical or projected future operating results;

     - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

     - Significant negative industry or economic trends.

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.

     Acquisition Accounting. In January 2002, the Company acquired Real-Time USA, Inc. for total consideration of $3.9 million, net of cash acquired, which was allocated to net tangible assets acquired of $0.5 million, completed technology of $1.7 million and in-process R&D of $1.7 million. In November 2002, we acquired DBC for total consideration of $4.6 million, which was allocated to net liabilities acquired of $0.7 million, completed technology of $2.9 million and goodwill of $2.4 million.

     The fair value of the completed technology was determined based on the discounted estimated future cash flows from the sale of the completed technology. Actual results during the year ended December 31, 2002 were consistent with our estimated cash flows. We estimated that the useful life of the acquired technology would be five years. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

     Income Taxes. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. The Company evaluates whether deferred tax assets are realizable quarterly and assesses whether there is a need for additional valuation allowances quarterly. Such estimates require significant judgment on the part of the Company's management. In addition, the Company evaluates the need to provide additional tax provisions for adjustments proposed by taxing authorities.

     Marketable Securities. The Company classifies its entire investment portfolio, consisting of debt securities issued by federal government agencies, debt securities issued by state and local governments of the United States, debt securities issued by corporations and equities, as available for sale securities. Carrying amounts approximate fair value, as estimated based on market prices and any unrealized gain or loss is recognized in stockholder's equity. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 59, "Accounting for Noncurrent Marketable Equity Securities", provide guidance on determining when an investment is other than temporarily impaired. In making this judgment, the Company's management evaluates, among other factors, the duration and extent to which the fair value of the investment is less than its cost and the financial health of and the business outlook for the investee, including factors in the industry and financing cash flows. If management's assessments are incorrect, the Company's working capital could be adversely affected.

OVERVIEW OF 2002

     In 2002, the Company accomplished three primary objectives: to enter new markets and expand its presence in current markets, to increase recurring revenues as a percentage of total revenues and to enhance profitability. Through two acquisitions in 2002, the Company expanded its presence in the financial institutions market and entered the municipal finance market. In January 2002, the Company acquired Real-Time USA, Inc., a provider of front-, middle- and back-office applications via ASP or license to commercial banks and broker dealers throughout the United States. This acquisition, combined with the Digital Visions acquisition in 2001, provided immediate opportunities with "Lightning," a capital markets fixed-income trading, analytics, and portfolio management system. In November 2002, the Company acquired DBC, a leading provider of financial software for fixed income analysis in the municipal finance market.

     The Company considers recurring revenues to include maintenance and outsourcing revenues. Over the last several years, much of the Company's efforts to increase recurring revenues have focused on building its outsourcing and ASP businesses. This model not only supports client straight-through-processing initiatives, but also enables the Company to increase recurring revenues. In 2002, recurring revenues represented 64.8% of total revenues, as compared with 58.7% in 2001 and 51.9% in 2000. Also during 2002, the Company continued to follow through on efforts initiated in 2000 to reduce expenses. Excluding the IPR&D expense of $1.7 million in 2002, the Company reduced expenses by 8% versus the prior year and by more than 20% versus 2000.

     As a result of these initiatives, the Company reported revenue of $62.4 million, operating income of $11.1 million, net income of $7.3 million and $0.53 diluted earnings per common share for 2002. Operating income in 2002 increased by $8.5 million and $13.3 million compared to the years-ended 2001 and 2000, respectively. The Company ended 2002 with cash and cash equivalents and marketable securities of $41.7 million after investing in capital expenditures, acquisitions and repurchases of shares.

     Motivated by the belief that shares of the Company's Common Stock continues to be undervalued, on May 22, 2002, the Company's Board of Directors authorized the continued repurchase of shares of the Company's Common Stock, up to an additional expenditure of $10 million. The Company initiated the repurchase program on May 23, 2000. In 2002, the Company repurchased 2.9 million shares of its Common Stock for a total of $27.7 million. Since initiating its repurchase program in May 2000, the Company has repurchased a total of 4.3 million shares of its Common Stock for approximately $35.7 million.

YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

  REVENUES

     The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services provided by the SS&C Direct, Digital Visions, and Real-Time operating units. Revenues were $61.4 million, $56.4 million and $62.4 million in 2000, 2001 and 2002, respectively. The increase in revenues from 2001 to 2002 of $6.1 million, or 10.8%, was due primarily to increases in license, maintenance, and outsourcing revenues offset by a decrease in professional services revenues. Revenue growth in 2002 was led by acquisitions and strong sales of Loan Management and Real Estate Equity Management products. The decrease in revenues from 2000 to 2001 of $5.0 million, or 8.2%, was due primarily to a decrease in professional services and license revenues offset by increases in outsourcing and maintenance revenues.

     Software Licenses. Software license revenues were $16.6 million, $15.3 million and $15.6 million in 2000, 2001 and 2002, respectively. The increase in license revenue from 2001 to 2002 of $0.3 million, or 2.2%, was mainly due to an increase in sales due to the acquisitions of Real-Time and DBC and strong sales of the LMS product, offset by decreases in sales of the CAMRA and Total Return products. The decrease from 2000 to 2001 of $1.3 million, or 8.1%, was mainly due to a decrease in sales of Mabel and Antares products offset by an increase in sales of the CAMRA, Total Return, and PTS products. The Company has diverse product offerings and, as a result, different products show strength in given years due to market demands in the markets those products serve. Product revenue results will vary depending on the timing, size and nature of the Company's license transactions.

     Maintenance. Maintenance revenues were $26.2 million, $26.7 million and $27.9 million in 2000, 2001 and 2002, respectively. The increase in maintenance revenues from 2001 to 2002 of $1.1 million, or 4.2%, was primarily due to the acquisitions of Real-Time and DBC and higher average annual maintenance fees offset by a decrease in maintenance revenues from discontinued products. The increase in maintenance revenues from

2000 to 2001 of $0.5 million, or 1.9%, was primarily due to higher average annual maintenance fees. Future maintenance revenue growth is dependent on the Company's ability to retain clients, add new licensed clients and increase average maintenance fees.

     Professional Services. Professional services revenues were $12.9 million, $8.0 million and $6.3 million in 2000, 2001 and 2002, respectively. The decreases in professional services revenue for both 2002 and 2001 were primarily due to a decrease in demand for the Company's implementation, conversion, and training services. Professional services revenues will continue to be affected by the Company's overall license revenue levels and market demand for professional services.

     Outsourcing. Outsourcing revenues were $5.6 million, $6.3 million and $12.6 million in 2000, 2001 and 2002, respectively. The increase in outsourcing revenues from 2001 to 2002 was primarily attributable to the outsourcing services which are provided by the acquisitions of Digital Visions and Real-Time and increased demand by customers for outsourcing services provided by SS&C Direct as an alternative to license purchases. The increase in 2001 was primarily due to the acquisition of Digital Visions in November 2001 and growth in the SS&C Direct business. Future outsourcing revenue growth is dependent on the Company's ability to retain clients, add new outsourcing clients and increase average outsourcing fees.

  COST OF REVENUES

     The total cost of revenues was $24.4 million, $20.3 million and $21.0 million in 2000, 2001 and 2002, respectively. The gross margin increased from 60% in 2000 to 64% in 2001, and increased to 66% in 2002. The increase in gross margins from 2001 to 2002 was primarily due to increased outsourcing revenues and lower costs of maintenance revenues due to cost reduction programs initiated by the Company. The increase in overall gross margins from 2000 to 2001 is mainly due to improved margins in outsourcing.

     Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, the costs of product media, packaging, and documentation. The cost of software license revenues was $1.0 million, $0.7 million, and $1.3 million in 2000, 2001 and 2002, respectively. The cost of software license revenues as a percentage of these revenues was 6%, 5% and 8% in 2000, 2001, and 2002, respectively. The decrease in cost in 2001 was primarily due to the reduction in amortization of completed technology related to the acquisition of Savid in April 1998, which was completed in 2000. The increase in cost from 2001 to 2002 was primarily due to the amortization expense of completed technology related to the acquisitions of Real-Time in January 2002 and DBC in November 2002.

     Cost of Maintenance Revenues. Cost of maintenance revenues consists primarily of technical customer support and the engineering costs associated with product and regulatory updates. The cost of maintenance revenues was $6.5 million, $6.8 million and $5.6 million in 2000, 2001 and 2002, respectively. The cost of maintenance revenues as a percentage of these revenues was 25%, 25% and 20% in 2000, 2001 and 2002, respectively. The decrease in cost from 2001 to 2002 of $1.2 million, or 17.2%, was primarily due to improved efficiencies and cost reductions initiated by the Company in late 2001 and continuing in 2002. These cost reductions resulted in lower personnel-related costs and lower operating costs. The increase in cost of $0.3 million, or 4.8%, from 2000 to 2001 was primarily due to higher personnel-related costs as the Company increased its staff levels.

     Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenue was $10.4 million, $6.9 million and $5.4 million in 2000, 2001 and 2002, respectively. The cost of professional services as a percentage of these revenues was 81%, 86% and 86% in 2000, 2001 and 2002, respectively. The Company significantly reduced its professional consulting organization and associated costs due to the decrease in demand for the Company's implementation and consulting services, which was a result of the lower license revenues as compared to the preceding years, and lower market demand for those services.

     Cost of Outsourcing Revenues. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues was $6.5 million, $5.9 million and $8.6 million in 2000, 2001 and 2002, respectively. The cost of outsourcing revenues as a percentage of these revenues was 116%, 93% and 68% of outsourcing revenues in 2000, 2001 and 2002, respectively. The Company has improved margins for outsourcing revenues by managing costs, improving efficiencies and acquiring new businesses. The increase in cost in 2002 was due to the DVI and Real-Time acquisitions partially offset by cost reductions in the SS&C Direct business unit. The decrease in cost in 2001 was primarily due to lower personnel-related costs as a result of improved operational efficiencies.

  OPERATING EXPENSES

     The total operating expenses were $39.2 million, $33.5 million and $30.3 million in 2000, 2001 and 2002, respectively and represent 64%, 59% and 49%, respectively, of total revenues in those years. The Company initiated cost reduction and improved operating efficiency programs in both 2001 and 2002 to reduce operating costs and bring them more in-line with the Company's revenues.

     Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of the Company's products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows and marketing and promotional materials. Selling and marketing expenses were $12.3 million, $11.3 million and $9.1 million in 2000, 2001 and 2002, respectively, representing 20%, 20% and 15%, respectively, of total revenues in those years. The decrease in selling and marketing expenses in 2001 was primarily due to lower advertising and promotion costs as the Company found more efficient methods of delivering product promotional information to the market. In 2001, the Company initiated an E-Marketing strategy that is designed to provide information about key issues in the marketplace and SS&C product information to clients and prospects. The decrease in costs in 2002 was primarily due to reductions in support personnel costs and continued reductions in advertising and promotion expenses from the E-Marketing strategy.

     Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $14.2 million, $11.3 million and $11.8 million in 2000, 2001 and 2002, respectively, representing 23%, 20% and 19%, respectively, of total revenues in those years. The increase in research and development expenses in 2002 was mainly due to the acquisitions of DVI, Real-Time and DBC offset by cost reductions in personnel and other related support costs. The decrease in research and development expenses in 2001 was mainly due to lower personnel costs as a result of the Company's consolidation of its research and development functions and the elimination of redundant costs.

     General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $12.6 million, $10.0 million and $7.7 million in 2000, 2001 and 2002, respectively, representing 21%, 18% and 12%, respectively, of total revenues in those years. The decrease in general and administrative expenses in 2002 was attributable to lower personnel-related costs and improved cost controls in the areas of telecommunications and professional services. The decrease in general and administrative expenses in 2001 was $0.6 million excluding the acquisition-related payments of $2.0 million made in 2000. This reduction was mainly attributable to a reduction in the bad debt expense in 2001 compared to 2000. In 2000, general and administrative expenses included acquisition performance payments of $2.0 million. These payments were based on certain revenue attainment goals related to the 1997 acquisition of Mabel and the 1998 acquisition of Savid.

     Restructuring Charge. In 2001, the Company incurred a restructuring charge of $0.8 million related to the elimination of 55 positions and the closing of several branches. This charge primarily consisted of severance pay for terminated employees of $467,000, ongoing lease commitments of $272,000 and fixed assets write-offs of $101,000.

     Write-off of Purchased In-Process Research and Development. In 2002, the Company acquired Real-Time. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated among tangible and intangible assets, liabilities, and in-process research and development based on their fair values on the date of the acquisition. The acquired IPR&D had not yet reached technological feasibility and had no alternative future use and accordingly $1.7 million was expensed on the date of the acquisition.

     Interest and Other Income, Net. Interest income, net consists of interest income less interest expense. Interest income, net was $2.9 million, $2.7 million, and $1.4 million in 2000, 2001 and 2002, respectively. The decrease in interest income, net in 2002 was the result of lower market interest rates on investments and a reduction in the cash and investment balance due to the Company's stock repurchase program. The decrease in interest income, net in 2001 was mainly the result of lower market interest rates on investments. Included in other income, net in 2000 and 2001 were net gains of $2.4 million and $1.2 million, respectively, resulting from sales of equity investments. The 2001 net gain included the write-off of $1.25 million related to an investment in a privately held company. Included in other income in 2002 were net losses of $0.2 million related to the sale of equity investments.

     Provision for Income Taxes. The Company had effective tax rates of approximately 35%, 38% and 41% in 2000, 2001 and 2002, respectively. The higher tax rate in 2002 was primarily due to lower tax credits in the period and the impact of a settlement reached with the Internal Revenue Service in the third quarter of 2002 of a dispute arising out of the Company's deductions related to the 1999 litigation settlement payment of $9.3 million. The Company reached a settlement with the IRS that allowed the Company to deduct $5.5 million of the original $6.8 million deduction. The impact of this settlement has been included in the Company's 2002 income tax provision. The lower effective tax rate in 2000 was primarily due to the impact of tax-exempt interest earned during that period. The Company had $7.9 million of deferred tax assets at December 31, 2002. In future years, the Company expects to have sufficient levels of profitability to realize the deferred tax assets at December 31, 2002.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities at December 31, 2002 were $41.7 million, which represents a decrease of $17.8 million from $59.5 million at December 31, 2001. The decrease in cash, cash equivalents and marketable securities was mainly due to the Company's stock repurchase program and cash paid for acquisitions. In 2002, the Company used $27.7 million in cash for the repurchase of 2.9 million shares of its Common Stock and used $8.3 million in cash, net of cash acquired, for the acquisitions of Real-Time and DBC. Included in marketable securities at December 31, 2002 were equity investments valued at $5.5 million that are subject to market risk due to their volatility.

     The net cash provided by operating activities was $15.5 million in 2002. Net cash provided by operating activities was primarily due to earnings adjusted for non-cash items and tax benefits partially offset by an increase in accounts receivable. The Company's accounts receivable days sales outstanding at December 31, 2002 was 61 days.

     Cash used in investing activities was $2.7 million in 2002. Cash used in investing activities was primarily due to cash paid for acquisitions of $8.3 million, net of cash acquired, offset by the net proceeds from the sale of marketable securities of $6.1 million.

     Cash used in financing activities was $23.3 million in 2002. Cash used in financing activities was primarily due to the Company's stock repurchase plan. In 2002, the Company purchased 2.9 million shares of its Common Stock for treasury for a total of $27.7 million. This use of cash was partially offset by the proceeds from the exercise of options and the issuance of Common Stock pursuant to the Company's employee stock purchase plan.

     As of December 31, 2002, the Company had $18.3 million in cash and $23.4 million of highly-liquid marketable securities. The Company believes that its current cash and marketable securities balances and anticipated cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. As of December 31, 2002 and 2001, the Company does not have any relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements.

     For information related to the Company's commercial commitments and contingencies, please see Notes 8 and 13 to the Company's Consolidated Financial Statements. For information related to the Company's related party transactions, please see Note 15 to the Company's Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a significant impact on our financial position and results of operations for the adoption of SFAS 146.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our software license agreements typically indemnify our clients for intellectual property infringement claims. We also warrant to our clients that our software operates substantially in accordance with our specifications. We believe that the adoption of this standard will not have a material impact on the consolidated financial statements. However, we continue to evaluate the impact of FIN 45 on our financial statements and related disclosures.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure-only alternative of SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 in December 2002.

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

     Integration of Operations. The Company's success is dependent in part on its ability to complete the integration of the operations of recently acquired businesses, including DBC, Real-Time and Digital Visions, in an efficient and effective manner. Successful integration in the rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these acquired businesses will require, among other things, integration of product offerings and coordination of sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing and outsourcing of its CAMRA, AdvisorWare, SKYLINE, and LMS software and the provision of maintenance and consulting services in support of such software. The Company expects that the revenue from these software products will continue to account for a significant portion of its total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The market for financial service software is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. The Company believes the principal competitive factors in its industry include consistent product performance, broad functionality, ease of use, scalability, integration capabilities, product and company reputation, client service and support, and price. Although the Company believes it currently competes effectively with respect to these factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

     SS&C believes none of its competitors currently compete against it in all of its target industry segments, although there can be no assurance that one or more may not compete against the Company in the future in additional industry segments. Many of the Company's current and potential competitors have significantly greater financial, technical, and marketing resources, generate higher revenues, and have greater name recognition. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company, or adapt more quickly than the Company to new technologies, evolving industry trends, or changing client requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would materially adversely affect the Company's business, financial condition, and results of operations.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates (dollars in thousands):

                                                       FAIR VALUE OF INVESTMENTS AS OF
                                                        DECEMBER 31, 2002 MATURING IN:
                                                     ------------------------------------
                                                      2003      2004    2005 THROUGH 2007
                                                     -------   ------   -----------------
Investments
  Fixed Rate Investments...........................  $14,252   $2,121        $1,548
  Average Interest.................................     3.51%    3.14%         4.23%

     The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through December 31, 2002, foreign currency fluctuations have not had a material effect on the Company's financial position or results of operations, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is contained in the Consolidated Financial Statements, related footnotes and the reports of PricewaterhouseCoopers, LLP appearing in this Report, which information is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report as the Company intends to file its definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 2003 (the "Proxy Statement"), pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 is set forth in the Proxy Statement under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this Report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is set forth in the Proxy Statement under the headings "Compensation of Executive Officers" and "Director Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item 12 is set forth in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation of Executive Officers -- Employment Agreements," which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)

     1.  FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this Report:

DOCUMENT                                                      PAGE
--------                                                      ----
Report of Independent Accountants...........................   29
Consolidated Financial Statements:
  Balance Sheets as of December 31, 2002 and 2001...........   30
  Statements of Operations for the years ended December 31,
     2002, 2001, and 2000...................................   31
  Statements of Cash Flows for the years ended December 31,
     2002, 2001, and 2000...................................   32
  Statements of Changes in Stockholders' Equity for the
     years ended December 31, 2002, 2001, and 2000..........   33
  Notes to Consolidated Financial Statements................   34

     2.  EXHIBITS

     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Report.

     (B) REPORTS ON FORM 8-K

     On November 22, 2002, the Company filed a Current Report on Form 8-K, dated November 15, 2002, to report under Item 5 (Other Events) the Company's acquisition of DBC. No financial statements were required to be filed under such report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
               /s/ WILLIAM C. STONE                     President, Chief Executive      March 31, 2003
---------------------------------------------------     Officer, andChairman of the
                 William C. Stone                      Board of Directors (Principal
                                                            Executive Officer)


              /s/ PATRICK J. PEDONTI                  Senior Vice President and Chief   March 31, 2003
---------------------------------------------------    Financial Officer (Principal
                Patrick J. Pedonti                       Financial and Accounting
                                                                 Officer)


              /s/ DAVID W. CLARK, JR.                            Director               March 31, 2003
---------------------------------------------------
                David W. Clark, Jr.


               /s/ JOSEPH H. FISHER                              Director               March 31, 2003
---------------------------------------------------
                 Joseph H. Fisher


             /s/ JONATHAN M. SCHOFIELD                           Director               March 31, 2003
---------------------------------------------------
               Jonathan M. Schofield


             /s/ PATRICK J. MCDONNELL                            Director               March 31, 2003
---------------------------------------------------
               Patrick J. McDonnell


                /s/ ALBERT L. LORD                               Director               March 31, 2003
---------------------------------------------------
                  Albert L. Lord


               /s/ JAMES L. SULLIVAN                             Director               March 31, 2003
---------------------------------------------------
                 James L. Sullivan

                                 CERTIFICATIONS

I, William C. Stone, certify that:

          1. I have reviewed this annual report on Form 10-K of SS&C Technologies, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ WILLIAM C. STONE

                                          --------------------------------------
                                                     William C. Stone
                                          President, Chief Executive Officer and
                                            Chairman of the Board of Directors
                                              (Principal Executive Officer)

Date: March 31, 2003

                                 CERTIFICATIONS

I, Patrick J. Pedonti, certify that:

          1. I have reviewed this annual report on Form 10-K of SS&C Technologies, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ PATRICK J. PEDONTI
                                          --------------------------------------
                                                    Patrick J. Pedonti
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

Date: March 31, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SS&C Technologies, Inc. and Subsidiaries:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Company adopted Statement of Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective January 1, 2002.


                                          /s/ PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
January 28, 2003

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 18,336      $ 28,425
  Investments in marketable securities (Note 3).............     23,383        31,077
  Accounts receivable, net of allowance for doubtful
     accounts of $1,353 and $1,000, respectively (Note 4)...     10,983         8,944
  Prepaid expenses and other current assets.................      1,065         1,459
  Deferred income taxes (Note 7)............................      1,142         2,210
                                                               --------      --------
Total current assets........................................     54,909        72,115
                                                               --------      --------
Property and equipment:
  Leasehold improvements....................................      3,301         3,225
  Equipment, furniture, and fixtures........................     16,144        15,967
                                                               --------      --------
                                                                 19,445        19,192
  Less accumulated depreciation.............................    (13,700)      (11,468)
                                                               --------      --------
  Net property and equipment................................      5,745         7,724
                                                               --------      --------
Deferred income taxes (Note 7)..............................      6,762         6,916
Goodwill....................................................      2,355            64
Intangible and other assets, net of accumulated amortization
  of $1,723 and $712, respectively..........................      5,709         1,960
                                                               --------      --------
Total assets................................................   $ 75,480      $ 88,779
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 5)................   $     --      $      5
  Accounts payable..........................................        844         1,079
  Income taxes payable......................................        646           696
  Accrued employee compensation and benefits................      3,462         1,717
  Other accrued expenses....................................      2,044         3,055
  Deferred maintenance and other revenue....................     11,214         9,279
                                                               --------      --------
Total current liabilities...................................     18,210        15,831
                                                               --------      --------
Commitments and contingencies (Notes 7, 8 and 13)
Stockholders' equity:
  Common stock, $0.01 par value, 50,000 shares authorized;
     16,994 and 16,356 shares issued and 12,664 and 14,919
     shares outstanding, respectively.......................        170           163
  Additional paid in capital................................     95,324        89,674
  Accumulated other comprehensive (loss) income.............       (735)          186
  Accumulated deficit.......................................     (1,767)       (9,072)
                                                               --------      --------
                                                                 92,992        80,951
  Less: cost of common stock in treasury; 4,330 and 1,437
     shares, respectively (Note 6)..........................     35,722         8,003
                                                               --------      --------
Total stockholders' equity..................................     57,270        72,948
                                                               --------      --------
Total liabilities and stockholders' equity..................   $ 75,480      $ 88,779
                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Revenues:
  Software licenses.........................................  $15,631   $15,291   $16,633
  Maintenance...............................................   27,850    26,737    26,237
  Professional services.....................................    6,326     8,002    12,911
  Outsourcing...............................................   12,627     6,339     5,625
                                                              -------   -------   -------
     Total revenues.........................................   62,434    56,369    61,406
                                                              -------   -------   -------
Cost of revenues:
  Software licenses.........................................    1,316       717       959
  Maintenance...............................................    5,640     6,812     6,501
  Professional services.....................................    5,412     6,857    10,423
  Outsourcing...............................................    8,621     5,865     6,537
                                                              -------   -------   -------
     Total cost of revenues.................................   20,989    20,251    24,420
                                                              -------   -------   -------
Gross profit................................................   41,445    36,118    36,986
                                                              -------   -------   -------
Operating expenses:
  Selling and marketing.....................................    9,078    11,355    12,332
  Research and development..................................   11,760    11,291    14,239
  General and administrative................................    7,721    10,037    12,615
  Restructuring (Note 14)...................................       --       840        --
  Write-off of purchased in-process research and development
     (Note 12)..............................................    1,744        --        --
                                                              -------   -------   -------
     Total operating expenses...............................   30,303    33,523    39,186
                                                              -------   -------   -------
Operating income (loss).....................................   11,142     2,595    (2,200)
                                                              -------   -------   -------
Interest income, net........................................    1,431     2,690     2,855
Other income (expense), net (Note 15).......................     (273)    1,202     2,678
                                                              -------   -------   -------
Income before income taxes..................................   12,300     6,487     3,333
Provision for income taxes (Note 7).........................    4,995     2,465     1,161
                                                              -------   -------   -------
Net income..................................................  $ 7,305   $ 4,022   $ 2,172
                                                              =======   =======   =======
Basic earnings per share....................................  $  0.56   $  0.27   $  0.14
                                                              =======   =======   =======
Basic weighted average number of common shares
  outstanding...............................................   12,982    15,004    15,918
                                                              =======   =======   =======
Diluted earnings per share..................................  $  0.53   $  0.27   $  0.14
                                                              =======   =======   =======
Diluted weighted average number of common and common
  equivalent shares outstanding.............................   13,687    15,168    15,962
                                                              =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flow from operating activities:
  Net income................................................  $  7,305   $  4,022   $  2,172
                                                              --------   --------   --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     3,939      3,699      3,932
  Net realized losses (gains) on equity investments.........       208     (1,233)    (2,433)
  Loss on sale of property and equipment....................         2          7        110
  Deferred income taxes.....................................     1,222      1,444        912
  Income tax benefit related to exercise of stock options...     1,073         52         11
  Purchased in-process research and development.............     1,744         --         --
  Provision for doubtful accounts...........................       452        561      1,657
  Changes in operating assets and liabilities, excluding
    effects from acquisitions:
    Accounts receivable.....................................    (1,238)     1,286       (977)
    Prepaid expenses and other assets.......................       286        440        405
    Taxes receivable........................................        --        143      2,578
    Accounts payable........................................      (202)      (324)      (382)
    Accrued expenses........................................       488         83        420
    Taxes payable...........................................       (52)       696         --
    Deferred maintenance and other revenues.................       268     (3,096)     1,045
                                                              --------   --------   --------
       Total adjustments....................................     8,190      3,758      7,278
                                                              --------   --------   --------
  Net cash provided by operating activities.................    15,495      7,780      9,450
                                                              --------   --------   --------
Cash flow from investing activities:
  Additions to property and equipment.......................      (554)    (1,818)    (2,559)
  Proceeds from sale of property and equipment..............         7         61         11
  Cash paid for business acquisitions, net of cash acquired
    (Note 12)...............................................    (8,332)    (1,584)        --
  Issuance of convertible note receivable...................        --         --     (1,000)
  Additions to capitalized software and other intangibles...        --       (221)      (208)
  Purchases of marketable securities........................   (17,965)   (33,105)   (36,806)
  Sales of marketable securities............................    24,106     38,271     42,518
                                                              --------   --------   --------
  Net cash provided by (used in) investing activities.......    (2,738)     1,604      1,956
                                                              --------   --------   --------
Cash flow from financing activities:
  Repayment of debt and acquired debt.......................      (146)        --        (43)
  Issuance of common stock..................................       252        316        517
  Exercise of options.......................................     4,323        494        206
  Purchase of common stock for treasury.....................   (27,719)    (2,303)    (5,700)
                                                              --------   --------   --------
  Net cash used in financing activities.....................   (23,290)    (1,493)    (5,020)
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................       444       (156)        --
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (10,089)     7,735      6,386
Cash and cash equivalents, beginning of period..............    28,425     20,690     14,304
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 18,336   $ 28,425   $ 20,690
                                                              ========   ========   ========
Supplemental disclosure of cash flow information
Cash paid (received) for
  Interest expense..........................................  $      2   $     13   $     18
  Income taxes..............................................  $  2,560   $    128   $ (2,682)

Supplemental disclosure of non-cash investing activities
  See Note 12 for a discussion of acquisitions.

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                               COMMON STOCK                                       ACCUMULATED
                            ------------------                                       OTHER                      TOTAL
                            NUMBER OF              ADDITIONAL      ACCUMULATED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                             SHARES     AMOUNT   PAID-IN CAPITAL     DEFICIT     INCOME(LOSS)     STOCK        EQUITY
                            ---------   ------   ---------------   -----------   -------------   --------   -------------
                                                                   (IN THOUSANDS)
BALANCE, AT DECEMBER 31,
  1999....................   16,044      $161        $88,119        $(15,266)       $  (461)     $     --      $72,553
  Exercise of options.....       40        --            206              --             --            --          206
  Issuance of common
    stock.................      111         1            516              --             --            --          517
  Purchase of common
    stock.................       --        --             --              --             --        (5,700)      (5,700)
  Income tax benefit
    related to exercise of
    stock options.........       --        --             11              --             --            --           11
Comprehensive income:
  Net income..............       --        --             --           2,172             --            --        2,172
  Foreign exchange
    translation
    adjustment............       --        --             --              --           (190)           --         (190)
  Change in unrealized
    gain on investments...       --        --             --              --          3,085            --        3,085
                             ------      ----        -------        --------        -------      --------      -------
BALANCE, AT DECEMBER 31,
  2000....................   16,195       162         88,852         (13,094)         2,434        (5,700)      72,654
  Exercise of options.....       95         1            494              --             --            --          495
  Issuance of common
    stock.................       66        --            276              --             --            --          276
  Purchase of common
    stock.................       --        --             --              --             --        (2,303)      (2,303)
  Income tax benefit
    related to exercise of
    stock options.........       --        --             52              --             --            --           52
Comprehensive income:
  Net income..............       --        --             --           4,022             --            --        4,022
  Foreign exchange
    translation
    adjustment............       --        --             --              --           (170)           --         (170)
  Change in unrealized
    loss on investments...       --        --             --              --         (2,078)           --       (2,078)
                             ------      ----        -------        --------        -------      --------      -------
BALANCE, AT DECEMBER 31,
  2001....................   16,356       163         89,674          (9,072)           186        (8,003)      72,948
  Exercise of options.....      593         6          4,317              --             --            --        4,323
  Issuance of common
    stock.................       45         1            251              --             --            --          252
  Issuance of warrants....       --        --              9              --             --            --            9
  Purchase of common
    stock.................       --        --             --              --             --       (27,719)     (27,719)
  Income tax benefit
    related to exercise of
    stock options.........       --        --          1,073              --             --            --        1,073
Comprehensive income:
  Net income..............       --        --             --           7,305             --            --        7,305
  Foreign exchange
    translation
    adjustment............       --        --             --              --            424            --          424
  Change in unrealized
    loss on investments...       --        --             --              --         (1,345)           --       (1,345)
                             ------      ----        -------        --------        -------      --------      -------
BALANCE, AT DECEMBER 31,
  2002....................   16,994      $170        $95,324        $ (1,767)       $  (735)     $(35,722)     $57,270
                             ======      ====        =======        ========        =======      ========      =======

   The accompanying notes are an integral part of these financial statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     SS&C Technologies, Inc. ("SS&C" or the "Company") was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. The Company is a leading provider of client/server-based investment and financial management software, Application Service Provider (ASP) solutions and Business Process Outsourcing (BPO) solutions, and related services in seven vertical markets in the institutional investment marketplace:

     1.  commercial lending;

     2.  financial institutions;

     3.  hedge funds and family offices;

     4.  institutional asset management;

     5.  insurance companies and pension funds;

     6.  municipal finance; and

     7.  real estate property management.

     The Company has developed or acquired a family of software products that provides a full range of mission-critical information management and analysis, trading, accounting, reporting, and compliance tools to help high-level investment professionals make informed real-time decisions and automate many operational functions in today's increasingly complex and fast-moving financial markets. The Company's products are focused on improving the effectiveness of decision-making through open, fully integrated access to meaningful data, acquired on a timely basis.

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

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  LICENSE REVENUE

     The Company generally recognizes revenue from sales of software or products including proprietary software upon product shipment provided that the transaction is evidenced by a signed contract, collection is probable, the fees are fixed and determinable and all other revenue recognition criteria of SOP 97-2 are met. The Company's products generally do not require significant modification or customization of software. Installation of the products is generally routine and is not essential to the functionality of the product.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a significant impact on our financial position and results of operations for the adoption of SFAS 146.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our software license agreements typically indemnify our clients for intellectual property infringement claims. We also warrant to our clients that our software operates substantially in accordance with our specifications. We believe that the adoption of this standard will not have

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES a material impact on the consolidated financial statements. However, we continue to evaluate the impact of FIN 45 on our financial statements and related disclosures.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure-only alternative of SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 in December 2002.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets' carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. Substantially all of the Company's long-lived assets are located in the United States.

  RESEARCH AND DEVELOPMENT

     Research and development costs associated with computer software are charged to expense as incurred. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Capitalized software costs of $401,000 and $695,000 are included in the December 31, 2002 and 2001 balance sheets, respectively, under "Intangible and other assets."

     The Company's policy is to amortize these costs upon a product's general release to the customer. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software for 2002, 2001, and 2000, was $294,000, $222,000, and $201,000, respectively.

  CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. Debt securities with original maturities of more than three months at the date of acquisition are classified as marketable securities. The Company classifies its entire investment portfolio, consisting of debt securities issued by state and local governments of the United States, debt securities issued by corporations and equities, as available for sale securities. The cost basis, using the specific identification method, approximates fair market value and an unrealized gain or loss is recognized in stockholders' equity.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

DESCRIPTION                                                    USEFUL LIFE
-----------                                                    -----------
Equipment...................................  3-5 years
Furniture and fixtures......................  7-10 years
Leasehold improvements......................  Shorter of lease term or estimated useful life

     Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

  GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the required transition impairment test as of January 1, 2002 and determined that no impairment existed. Additionally, the Company performed their annual impairment test for goodwill and determined that no impairment existed in the fourth quarter of 2002. Amortization expense associated with goodwill was $64,000 and $168,000 for the years ended December 31, 2001 and 2000, respectively.

     Completed technology is amortized over four to five years based on the ratio that current gross revenues of the product bear to the total of current and anticipated future gross revenues of the product or on a straight-line method, whichever is shorter. Amortization expense associated with completed technology was $739,000, $34,000, and $96,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company's customer base is highly diversified. As of December 31, 2002 and 2001, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, an asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that have already been recognized in its financial statements and tax returns. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

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

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

  BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period.

     The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

                                                              2002     2000     2000
                                                             ------   ------   ------
Weighted average common shares outstanding.................  12,982   15,004   15,918
Weighted average common stock equivalents -- options.......     705      164       44
                                                             ------   ------   ------
Weighted average common and common equivalent shares
  outstanding..............................................  13,687   15,168   15,962
                                                             ======   ======   ======

     Options to purchase 739,966, 2,136,512, and 2,809,180, shares were outstanding at December 31, 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

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

     The following table sets forth the components of comprehensive income (in thousands):

                                                            2002      2001      1999
                                                           -------   -------   ------
Net income...............................................  $ 7,305   $ 4,022   $2,172
Foreign currency translation gains (losses)..............      424      (170)    (190)
Unrealized gains (losses) on marketable securities.......   (1,345)   (2,078)   3,085
                                                           -------   -------   ------
Total comprehensive income...............................  $ 6,384   $ 1,774   $5,067
                                                           =======   =======   ======

  RECLASSIFICATION

     Certain amounts in prior year consolidated financial statements have been reclassified to be comparable with current year presentation. These classifications have had no effect on net income, working capital, or net equity.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  MARKETABLE SECURITIES

     At December 31, 2002 and 2001, the cost basis, fair value, and unrealized gains and losses by major security type, were as follows (in thousands):

                                                                    GROSS
                                                                  UNREALIZED      FAIR
                                                       COST     GAINS/(LOSSES)    VALUE
                                                      -------   --------------   -------
December 31, 2002:
State, municipal and county government bonds........  $ 4,093       $  (9)       $ 4,084
US government securities............................    2,530          36          2,566
Corporate bonds.....................................   11,196          73         11,269
Equities............................................    6,185        (721)         5,464
                                                      -------       -----        -------
     Total..........................................  $24,004       $(621)       $23,383
                                                      =======       =====        =======

                                                                     GROSS
                                                                   UNREALIZED    FAIR
                                                          COST       GAINS       VALUE
                                                         -------   ----------   -------
December 31, 2001:
State, municipal and county government bonds...........  $ 2,970      $ 36      $ 3,006
US government securities...............................    5,125        52        5,177
Corporate bonds........................................   21,899       286       22,185
Equities...............................................      200       509          709
                                                         -------      ----      -------
     Total.............................................  $30,194      $883      $31,077
                                                         =======      ====      =======

     The following table summarizes the maturities of marketable securities at December 31 (in thousands):

                                                               2002      2001
                                                              -------   -------
Less than one year..........................................  $19,714   $13,479
Due in 1-2 years............................................    3,669    17,598
                                                              -------   -------
     Total..................................................  $23,383   $31,077
                                                              =======   =======

4.  ACCOUNTS RECEIVABLE

     Accounts receivable are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
Accounts receivable, net of allowance for doubtful accounts
  of $1,282 and $849, respectively..........................  $ 8,628   $6,300
Unbilled accounts receivable, net of allowance for doubtful
  accounts of $71 and $151, respectively....................    2,355    2,644
                                                              -------   ------
Total accounts receivable...................................  $10,983   $8,944
                                                              =======   ======

     The Company records an allowance for doubtful accounts based on individual customer analyses. Write-offs of accounts receivable were $99,000 and $2,653,000 for the years ended December 31, 2002 and 2001, respectively.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

5.  LONG-TERM DEBT

     Long-term debt consists of capitalized lease obligations for office equipment.

6.  COMMON STOCK

     At December 31, 2002, 50,000,000 shares of Common Stock were authorized and 12,664,111 shares were outstanding. At December 31, 2001, 50,000,000 shares of common stock were authorized and 14,918,578 shares were outstanding.

     On May 22, 2002, the Company's Board of Directors authorized the continued repurchase of shares of the Company's common stock up to an additional expenditure of $10 million. The Company originally initiated the repurchase program on May 23, 2000, pursuant to which it repurchased 1.2 million shares for $6.5 million between that date and May 23, 2001. The Company continued the repurchase program on May 24, 2001, pursuant to which it repurchased 2.9 million shares for $26.4 million between that date and May 21, 2002. During the year ended December 31, 2002, 2.9 million shares were repurchased for approximately $27.7 million. As of December 31, 2002, the Company had repurchased a total of
4.3 million shares of Common Stock for approximately $35.7 million.

7.  INCOME TAXES

     The sources of income before income taxes were as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   ------   ------
U.S. .....................................................  $11,455   $6,592   $3,696
Foreign...................................................      845     (105)    (363)
                                                            -------   ------   ------
Income before taxes.......................................  $12,300   $6,487   $3,333
                                                            =======   ======   ======

     The income tax provision consists of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Current:
  Federal..................................................  $2,748   $  845   $  (28)
  Foreign..................................................     375       97      443
  State....................................................     493       79     (166)
Deferred:
  Federal..................................................   1,025    1,220    1,032
  State....................................................     354      224     (120)
                                                             ------   ------   ------
Total......................................................  $4,995   $2,465   $1,161
                                                             ======   ======   ======

     The effective tax rates were 40.6%, 38.0%, and 34.8% for the years ended December 31, 2002, 2001, and 2000, respectively. The reconciliation between the effective tax rates and the expected tax expense is

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Computed "expected" tax expense............................  $4,182   $2,206   $1,133
Increase (decrease) in income taxes resulting from:
  State income taxes (net of federal income tax benefit)...     558      200     (189)
  Tax-exempt interest income...............................      --      (17)    (215)
  Foreign operations.......................................    (145)      82      350
  Research and development credit..........................      --       --     (419)
  Litigation settlement....................................     515       --       --
  Goodwill amortization....................................      --       22      447
  Other....................................................    (115)     (28)      54
                                                             ------   ------   ------
Provision for income taxes.................................  $4,995   $2,465   $1,161
                                                             ======   ======   ======

     The Company has recorded valuation allowances of $357,000 and $672,000 at December 31, 2002 and 2001 related to net operating loss carryforwards.

     The components of deferred income taxes at December 31, 2002 and 2001 are as follows (in thousands):

                                                                   DECEMBER 31,
                                                  -----------------------------------------------
                                                           2002                     2001
                                                  ----------------------   ----------------------
                                                  DEFERRED    DEFERRED     DEFERRED    DEFERRED
                                                    TAX          TAX         TAX          TAX
                                                   ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                  --------   -----------   --------   -----------
Purchased in-process research and development...   $3,750       $ --       $ 4,230       $ --
Net operating loss carryforwards................      358         --           894         --
Acquired technology.............................    2,712         --         2,052         --
Accounts receivable.............................      772         --           824         --
Tax credit carryforwards........................      679         --         1,958         --
Accrued expenses................................      120         --           182         --
Fixed assets....................................       --         19            --        128
Capitalized software............................       --        157            --        276
Other...........................................       46         --            62         --
                                                   ------       ----       -------       ----
     Total......................................   $8,437       $176       $10,202       $404
                                                   ======       ====       =======       ====

     At December 31, 2002, no deferred taxes have been provided on the unremitted earnings of the Company's foreign subsidiaries, which have been, or intend to be, permanently reinvested. Undistributed earnings amounted to approximately $2,095,000.

     At December 31, 2002, the Company had foreign net operating loss carryforwards other than Japan of $767,000 which are available to offset foreign income on an indefinite carryforward basis. Japan's net operating loss of $691,000 expires in 2005.

     The Company's tax credit carryforwards expire at various dates through 2021.

     In 2001, the Internal Revenue Service ("IRS") notified the Company of purported federal income tax deficiencies for the years 1997 through 1999. At issue is the Company's deduction of an aggregate of $

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

6.8 million of payments made by the Company pursuant to the settlement, on May 7, 1999, of a consolidated securities class action lawsuit. In 2002, the Company reached a settlement with the IRS that allowed the Company to deduct $5.5 million of the original $6.8 million deduction. The impact of this settlement has been included in the Company's 2002 income tax provision. Although a substantial number of issues for the years being audited have been resolved, the Company has also received a notice of proposed tax deficiencies for the years 1997 through 1999 for other matters, for which the Company intends to file an appeal. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position or results of operations.

8.  LEASES

     The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $2,709,000, $3,095,000, and $3,366,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2008 and the Company has the right to extend the lease for an additional term of five years. Future minimum lease payments under the Company's operating leases as of December 31, 2002, are as follows (in thousands):

                                                              YEAR ENDING
                                                              DECEMBER 31,
                                                              ------------
2003........................................................    $ 3,161
2004........................................................      2,683
2005........................................................      2,184
2006........................................................      1,812
2007........................................................      1,469
Thereafter..................................................        957
                                                                -------
                                                                $12,266
                                                                =======

     The Company subleases office space under noncancelable leases. The Company received rental income under these leases of $512,000, $569,000, and $620,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum lease receipts under these leases as of December 31, 2002, are as follows (in thousands):

                                                              YEAR ENDING
                                                              DECEMBER 31,
                                                              ------------
2003........................................................     $  477
2004........................................................        486
2005........................................................        327
2006........................................................        108
                                                                 ------
                                                                 $1,398
                                                                 ======

9.  LICENSE AND ROYALTY AGREEMENTS

     The Company has non-exclusive rights to integrate certain third-party software into certain of the Company's products. Under the terms of an agreement, the licensor of the software is paid royalties based on a percentage of the related license fee revenues collected by the Company. Under another agreement, the Company is obligated to pay at least $25,000 per quarter. The total royalty expense under these agreements for the years ended December 31, 2002, 2001, and 2000 was $458,000, $456,000, and $476,000, respectively.

     In connection with the Savid acquisition, the Company is obligated to pay 10% of license fees with respect to sales and/or licensing of the Savid system during the period commencing on April 15, 1998 and

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES ending on April 14, 2003. Royalty expense for the years ended December 31, 2002, 2001, and 2000 was $47,000, $0, and $37,000, respectively.

     In connection with the Quantra acquisition in 1998, the Company is party to three royalty agreements as a result of utilities that interface with the Company's SKYLINE II product. The royalties are paid based on either annual guaranteed total unit sales of the product at a rate of $15 per user, or as a percentage of the utility list price, which is typically 33.33%. Royalty expense under these agreements for the years ended December 31, 2002, 2001, and 2000 was $39,000, $25,000, and $4,000, respectively.

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

     In connection with the acquisitions of Shepro Braun Systems and HedgeWare (Note 13), the Company assumed pre-existing deferred compensation plans, which were established in January 1995 and January 1994, respectively. Since the acquisitions, Shepro Braun Systems and HedgeWare employees may elect to contribute to the Plan. The Shepro Braun Systems and HedgeWare plans have been frozen for any additional contributions.

     During the years ended December 31, 2002, 2001, and 2000, the Company incurred $426,000, $339,000, and $568,000, respectively, of expenses related to these plans.

11.  STOCK OPTION AND PURCHASE PLANS

     During 1994, the Board of Directors approved a new plan ("1994 Plan"), effective January 1, 1995, for which 1,000,000 shares of common stock were reserved. The 1994 Plan was amended in October 1995 and April 1996 to reserve additional shares of common stock for issuance under the 1994 Plan, bringing the total shares of common stock reserved for issuance to 3,000,000. Options under the 1994 Plan generally vest ratably over four years and expire ten years after the date of grant. The Board of Directors, as of April 30, 1998, decided that no further options would be granted under the 1994 plan. Under the 1994 Plan, there were options to purchase 943,700, 1,201,667, and 1,253,876 shares of common stock outstanding as of December 31, 2002, 2001, and 2000, respectively, of which options to purchase 640,958, 861,990, and 784,020 shares of common stock were exercisable as of December 31, 2002, 2001, and 2000, respectively.

     The Company's 1996 Director Stock Option Plan ("1996 Plan") provides for non-employee directors to receive options to purchase common stock of the Company at an exercise price equal to the fair market value of the common stock at the date of grant. Each option granted under the 1996 Plan is fully vested immediately upon the option grant date and expires ten years from the grant date. On May 23, 2000, the 1996 Plan was amended to increase the number of shares of Common Stock reserved for issuance to 300,000. At December 31, 2002, 2001, and 2000, there were 85,000, 145,000, and 160,000 shares, respectively, available for director option grants. There were options to purchase 200,000, 140,000, and 125,000 shares of common stock outstanding as of December 31, 2002, 2001, and 2000, respectively. All options outstanding were exercisable as of December 31, 2002, 2001, and 2000, respectively.

     During 1998, the Board of Directors approved the 1998 Stock Incentive Plan ("1998 Plan"), for which 1,500,000 shares of common stock were reserved for issuance. On May 23, 2000, the number of reserved shares was increased by 500,000 and on May 24, 2001, the number of reserved shares was increased by 500,000 for a total of 2,500,000 shares. Generally, options under the 1998 Plan vest ratably over four years and

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES expire ten years subsequent to the grant. Shares available for option grants under the 1998 Plan were 438,140, 1,185,962, and 1,134,070 at December 31, 2002,
2001, and 2000, respectively. There were options to purchase 1,377,462, 1,305,497, and 859,680 shares of common stock outstanding at December 31, 2002, 2001, and 2000, respectively, of which options to purchase 613,744, 503,030, and 294,206 shares were exercisable.

     In 1999, the Board of Directors approved the Company's 1999 Non-Officer Employee Stock Incentive Plan ("1999 Plan") and reserved 1,250,000 shares of common stock for issuance under the 1999 Plan. All of the Company's employees, consultants, and advisors other than the Company's executive officers and directors are eligible to participate in the 1999 Plan. Only non-statutory stock options, restricted stock awards, and other stock-based awards may be granted under the 1999 Plan. Shares available for option grants under the 1999 Plan were 536,726, 453,381, and 217,266 at December 31, 2002, 2001, and 2000,
respectively. There were options to purchase 408,570, 668,490, and 999,400 shares of common stock outstanding at December 31, 2002, 2001, and 2000, respectively, of which options to purchase 255,608, 300,770 and 67,917 shares were exercisable.

     The following table summarizes stock option transactions for the years ended December 31, 2002, 2001, and 2000.

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 1999.........................   2,920,180        $11.32
  Granted................................................   1,542,750          5.37
  Cancelled..............................................  (1,185,390)         9.33
  Exercised..............................................     (39,584)         5.20
                                                           ----------
Outstanding at December 31, 2000.........................   3,237,956          9.28
  Granted................................................     630,500          5.42
  Cancelled..............................................    (457,903)         7.72
  Exercised..............................................     (94,899)         5.22
                                                           ----------
Outstanding at December 31, 2001.........................   3,315,654          8.89
  Granted................................................     434,000          9.64
  Cancelled..............................................    (226,960)         9.34
  Exercised..............................................    (592,962)         7.30
                                                           ----------
Outstanding at December 31, 2002.........................   2,929,732        $ 9.28
                                                           ==========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                                         OPTIONS OUTSTANDING
                                                 -----------------------------------          OPTIONS EXERCISABLE
                                                 WEIGHTED AVERAGE                      ---------------------------------
           RANGE OF                 NUMBER          REMAINING                              NUMBER
           EXERCISE             OUTSTANDING AT     CONTRACTUAL      WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
            PRICE                  12/31/02        LIFE (YEARS)      EXERCISE PRICE       12/31/02       EXERCISE PRICE
------------------------------  --------------   ----------------   ----------------   --------------   ----------------
$ 3.94 - $ 5.77...............    1,266,897            6.9               $ 5.14            791,185           $ 5.05
6.00 -   9.00.................      360,335            8.0                 7.41             99,913             6.85
9.20 -  12.96.................      520,500            7.1                10.81            346,647            10.89
14.58 -  18.13................      721,000            2.3                15.19            411,565            15.63
22.75 -  23.63................       61,000            5.5                23.40             61,000            23.40
                                  ---------                                              ---------
 .............................    2,929,732            5.9                 9.28          1,710,310             9.54
                                  =========                                              =========

     The exercise price for each of the above grants was determined by the Board of Directors to be equal to the fair market value of the Company's common stock on the date of grant.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's 1996 Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares of common stock pursuant to payroll deductions at a price equal to 85% of the fair market value of the Company's common stock on either the first or last day of the purchase period, whichever is lower. The Company has adopted semiannual purchase periods of October through March and April through September. As of December 31, 2002, employees had deposited with the Company, through payroll deductions, approximately $66,000 to purchase shares through the ESPP at March 31, 2003. In May 2000, the ESPP was further amended to increase the reserved shares from 400,000 to 600,000.

     At December 31, 2002, 2001, and 2000, an aggregate of 4,090,000, 5,245,000, and 4,968,000 shares, respectively, were reserved for issuance under the Company's stock option plans and employee stock purchase plan.

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

     The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the table below for the years ending December 31 (in thousands except per share amounts):

                                                           2002      2001      2000
                                                          -------   -------   -------
Net income, as reported.................................  $ 7,305   $ 4,022   $ 2,172
Deduct: total stock-based employee compensation
  determined under fair value based method for all
  awards................................................   (3,687)   (4,454)   (4,245)
Net income (loss), pro forma............................    3,618      (432)   (2,073)
Basic earnings per share, as reported...................     0.56      0.27      0.14
Basic earnings (loss) per share, pro forma..............     0.28     (0.03)    (0.13)
Diluted earnings per share, as reported.................     0.53      0.27      0.14
Diluted earnings (loss) per share, pro forma............     0.26     (0.03)    (0.13)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0%; expected lives of five years; expected volatility of 59%, 58%, and 65%; and risk-free interest rate of 3.9%, 4.49%, and 6.6%. The weighted-average fair value of options granted using this option-pricing model in 2002, 2001, and 2000 was $4.17, $2.47, and $3.26, respectively.

     The fair value of each estimated stock grant under the employee stock purchase plan is based on the price of the stock at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0%; expected volatility of 59%, 58%, and 65%; risk-free interest rate of 2.27%, 5.39%, and 5.53% and expected lives of 6 months.

12.  ACQUISITIONS

     On November 15, 2001, the Company acquired substantially all of the assets of Digital Visions ("DVI"), a division of Netzee, Inc. and assumed certain liabilities, for $1.584 million. DVI delivers two major products

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES over the Internet to over 1,700 community financial institutions. The first is a suite of bond accounting, interest rate analytic, and asset liability management services under the brand name PortPro(R), which is primarily sold through dealer banks and bond brokers. The second is a "Mall" of information services designed to help retail and small business lending officers at these institutions.

     The acquisition was accounted for as a purchase. The net assets and results of operations of DVI have been included in the consolidated financial statements from November 1, 2001. A summary of the purchase price allocation appears below. The purchase price was allocated to tangible and intangible assets and liabilities based on their fair market value on the date of the acquisition. The fair value of acquired completed technology of $0.9 million was determined based on the future cash flows method. The acquired completed technology is amortized on a straight-line basis over 5 years, the estimated life of the product.

     On January 15, 2002, the Company acquired the assets and business of Real-Time USA, Inc. ("Real-Time"), a solution provider of sell-side fixed income applications. Real-Time delivers a comprehensive suite of front-, mid-, and back-office applications via Application Service Provider ("ASP") or license, to commercial banks and broker-dealers throughout the United States. The consideration for the deal was $3.9 million and the assumption of certain liabilities by the Company, and a potential earn-out payment by the Company of up to $1.17 million in cash if certain 2002 revenue targets were achieved. The earn-out targets were not attained in 2002 and thus no payment was made. A summary of the allocation of the purchase price appears below.

     The acquisition was accounted for as a purchase. The net assets and results of operations of Real-Time have been included in the consolidated financial statements of the Company from January 1, 2002. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development ("IPR&D") based on their fair value on the date of the acquisition. The fair value assigned to intangible assets acquired was based on an independent appraisal. The fair value of acquired completed technology of $1.7 million was determined based on the future cash flows method. The acquired completed technology is amortized on a straight-line basis over four years, the estimated life of the product.

     The Company recorded a one-time write-off of $1.7 million in the period ended March 31, 2002 related to the value of IPR&D acquired as part of the purchase of Real-Time that had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Real-Time was developing Lightning, a full-service ASP bond accounting solution designed specifically for large regional banks. The allocation of $1.7 million to IPR&D represents the estimated fair value related to this incomplete project based on risk-adjusted cash flows adjusted to reflect the contribution of core technology. The net cash flows were then discounted utilizing a weighted average cost of capital of 26%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the potential for other competing technological advances which could potentially impact the estimates. The Lightning project was completed in 2002.

     On November 15, 2002, the Company acquired the assets and business of DBC, a business within The Thomson Corporation and assumed certain liabilities. DBC is a leading provider of financial software for fixed income analysis in municipal finance in the United States. DBC products are widely used for structuring general obligation and revenue bond issues, including asset-backed housing and student loan securitizations. The consideration was $4.6 million.

     The acquisition was accounted for as a purchase. The net assets and results of operations of DBC have been included in the consolidated financial statements of the Company from November 1, 2002. The purchase price was first allocated to tangible assets and liabilities based on their fair value on the date of the acquisition. The fair value of acquired completed technology of $2.9 million was determined based on the future cash flows

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES method. The acquired completed technology is amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.

     The following summarizes the allocation of the purchase price for the Real-Time, DBC, and DVI acquisitions (in thousands):

                                                          REAL-TIME     DBC      DVI
                                                           (2002)     (2002)    (2001)
                                                          ---------   -------   ------
Assets acquired, net of cash received...................   $  664     $   819   $  926
Purchased technology....................................    1,743       2,912      910
In-process research & development.......................    1,744          --       --
Goodwill................................................       --       2,368       --
Liabilities assumed.....................................     (221)     (1,534)    (252)
                                                           ------     -------   ------
Consideration paid......................................   $3,930     $ 4,565   $1,584
                                                           ======     =======   ======

13.  COMMITMENTS AND CONTINGENCIES

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

15.  RELATED PARTY TRANSACTIONS

     On May 1, 1998, the Company invested approximately $2.2 million in cash in exchange for a 24% ownership interest in Caminus Corporation, a services and software company serving the power and gas trading business. The Company also entered into an exclusive distribution agreement which allows Caminus to sell the Company's software products within energy-related markets over a five-year period based on certain terms and conditions. Under this agreement, Caminus purchased software for $750,000 in 1998, $1,250,000 in 1999, $750,000 in 2000,
$0 in 2001, and $0 in 2002.

     In the fourth quarter of 1998, the Company sold its interest in Caminus for $2,250,000 and obtained a warrant to purchase 4.5% of Caminus. In January 2000, the Company exercised the warrant to purchase 277,052 shares of Caminus for $1.8 million. During 2000, 2001 and 2002 the Company sold 111,205, 135,000 and 30,847 shares, respectively, for realized gains of $2.3 million, $2.4 million and $0.5 million, respectively.

16.  INTERNATIONAL SALES AND GEOGRAPHIC INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". There were no sales to any individual customers during the years in the three-year period ended 2001 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the customer.

     The Company manages its business primarily on a geographic basis. The Company's reportable segments consist of the Americas and Europe. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia Pacific and Japan.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

     Revenues by geography for the years ended December 31, were (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
United States...........................................  $52,436   $45,517   $48,111
Americas excluding United States........................    3,165     3,356     2,961
Europe..................................................    4,546     5,087     7,144
Other...................................................    2,287     2,409     3,190
                                                          -------   -------   -------
                                                          $62,434   $56,369   $61,406
                                                          =======   =======   =======

     Long-lived assets by geography for the years ended December 31, were (in thousands):

                                                               2002      2001
                                                              -------   ------
United States...............................................  $13,221   $9,202
Europe......................................................      440      354
Other.......................................................      148      193
                                                              -------   ------
                                                              $13,809   $9,749
                                                              =======   ======

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Revenue........................................  $15,215   $15,872   $15,109   $16,238
Gross profit...................................    9,918    10,640    10,003    10,884
Operating income...............................      661     3,116     3,339     4,026
Net income.....................................      935     1,597     2,146     2,627
Basic earnings per share.......................     0.07      0.13      0.17      0.21
Diluted earnings per share.....................     0.06      0.12      0.16      0.20

2001
Revenue........................................  $13,042   $14,467   $14,286   $14,574
Gross profit...................................    7,544     9,412     9,442     9,720
Operating income (loss)........................   (1,039)      647     1,224     1,763
Net income.....................................      586     1,197     1,027     1,212
Basic earnings per share.......................     0.04      0.08      0.07      0.08
Diluted earnings per share.....................     0.04      0.08      0.07      0.08

     The first quarter of 2002 includes a $1.7 million pretax write-off of purchased in-process research and development.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1+    Asset Purchase Agreement, dated as of March 20, 1998, by and among the Registrant, AEGON USA Realty Advisors, Inc., and
          Quantra Corporation is incorporated herein by reference to
          Exhibit 2 to the Registrant's Current Report on Form 8-K,
          dated March 20, 1998 (File No. 000-28430)
  2.2+    Stock Purchase Agreement, dated as of April 9, 1998, by and among the Registrant, Savid International, Inc., The Savid
          Group, Inc. and Diane Cossin is incorporated herein by
          reference to Exhibit 2 to the Registrant's Current Report on
          Form 8-K, dated April 9, 1998 (File No. 000-28430)
  2.3+    Agreement and Plan of Merger, dated March 11, 1999, by and among the Registrant, HedgeWare, Inc., Asset Management
          Acquisition Corp. and the Sellers named therein is
          incorporated herein by reference to Exhibit 2 to the
          Registrant's Current Report on Form 8-K dated March 11, 1999
          (File No. 000-28430)
  2.4+    Stock Purchase Agreement, dated March 31, 1999, by and among the Registrant, The Brookside Corporation and John M. Boyle
          is incorporated herein by reference to exhibit 2 to the
          Registrant's Current Report on Form 8-K, dated March 31,
          1999 (File No. 000-28430)
  2.5+    Asset Purchase Agreement, dated November 15, 2001, by and
          between the Registrant and Netzee, Inc. is incorporated
          herein by reference to Exhibit 2.1 to the Registrant's
          Current Report on Form 8-K, dated November 15, 2001 (File
          No. 000-28430)
  3.1     Amended and Restated Certificate of Incorporation of the
          Registrant, as amended is, incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form
          10-Q for the quarterly period ended June 30, 1999 (File No.
          000-28430)
  3.2     Second Amended and Restated By-Laws of the Registrant is
          incorporated herein by reference to Exhibit 3 to the
          Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-28430)
  4.1     Specimen Certificate for shares of Common Stock, $.01 par
          value per share, of the Registrant is incorporated herein by reference to Exhibit 4 to the Registrant's Registration
          Statement on Form S-1, as amended (File No. 333-3094) (the
          "Form S-1")
  4.2     Warrant, dated March 29, 2002, made by the registrant in
          favor of Conseco, Inc.
 10.1*    1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Form S-1
 10.2*    1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996
          (File No. 000-28430)
 10.3*    1996 Director Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2002 (File No. 000-28430)
 10.4*    1998 Stock Incentive Plan, as amended, is incorporated by
          reference to appendix C to the Registrant's Definitive
          Schedule 14A, filed April 27, 2001 (File No. 000-28430)
 10.5*    1999 Non-Officers Incentive Plan
 10.6*    Employment Agreement, dated March 28, 1996, between the
          Registrant and William C. Stone is incorporated herein by
          reference to Exhibit 10.5 to the Form S-1
 10.7     Employment Agreement, dated August 12, 2002, between the
          Registrant and Anthony R. Guarascio, is incorporated herein by reference to Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
          2002 (File No. 000-28430)
 10.8     Reseller Agreement between the Registrant and PFX(USA),
          Inc., dated June 22, 1993, is incorporated herein by
          reference to Exhibit 10.16 to the Form S-1
 10.9     Lease Agreement, dated September 23, 1997, by and between
          the Registrant and Monarch Life Insurance Company, as
          amended, is incorporated herein by reference to Exhibit
          10.15 to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1997 (File No. 000-28430)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.10    Purchase and Sale Agreement, dated January 22, 2002, among the Registrant, General Atlantic Partners 15, L.P. and GAP
          Coinvestment Partners, L.P. is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year
          ended December 31, 2001 (File No. 000-28430)
 10.11    Purchase and Sale Agreement, dated April 5, 2002, among the
          Registrant, General Atlantic Partners 15, L.P. and GAP
          Coinvestment Partners, L.P.
 10.12    Purchase and Sale Agreement, dated May 2, 2002, among the
          Registrant, General Atlantic Partners 15, L.P. and GAP
          Coinvestment Partners, L.P.
 21       Subsidiaries of the Registrant
 23       Consent of PricewaterhouseCoopers LLP
 99.1     Chief Executive Officer Certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002
 99.2     Chief Financial Officer Certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

---------------

* Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

+ The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.