Form 10-Q
period 2003-03-31
SS&C TECHNOLOGIES INC
filed 2003-05-13
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Number of shares outstanding of the issuer's classes of common stock as of May 8, 2003:

                   Class                                     Number of Shares Outstanding
                   -----                                     ----------------------------
     common stock, par value $0.01 per share                          12,224,140

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                                   Page Number
                                                                                   -----------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at

           March 31, 2003 and December 31, 2002                                         2

           Consolidated Statements of Operations for the three months ended
           March 31, 2003 and 2002                                                      3

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2003 and 2002                                                      4

           Notes to Consolidated Financial Statements                                   5

Item 2.     Management's Discussion and Analysis of Financial                           9
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market  Risk                 14

Item 4.    Controls and Procedures                                                      14

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                             14

           SIGNATURE                                                                    15

           CERTIFICATIONS                                                               16




This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

                          PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                     March 31,       December 31,
                                                                       2003             2002
                                                                     --------       ------------
ASSETS
Current assets
    Cash and cash equivalents                                        $ 21,561       $ 18,336
    Investments in marketable securities                               26,883         23,383
    Accounts receivable, net of allowance for doubtful accounts        12,324         10,983
    Prepaid expenses and other current assets                             810          1,065
    Deferred income taxes                                               1,064          1,142
                                                                     --------       --------
Total current assets                                                   62,642         54,909
                                                                     --------       --------
Property and equipment
    Leasehold improvements                                              3,336          3,301
    Equipment, furniture, and fixtures                                 16,202         16,144
                                                                     --------       --------
                                                                       19,538         19,445
    Less accumulated depreciation                                     (14,254)       (13,700)
                                                                     --------       --------
    Net property and equipment                                          5,284          5,745
                                                                     --------       --------

Deferred income taxes                                                   6,731          6,762
Goodwill                                                                2,432          2,355
Intangible and other assets, net of accumulated amortization            5,252          5,709
                                                                     --------       --------

Total assets                                                         $ 82,341       $ 75,480
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

    Accounts payable                                                 $    561       $    844
    Income taxes payable                                                1,915            646
    Accrued employee compensation and benefits                          1,314          3,462
    Other accrued expenses                                              1,919          2,044
    Deferred maintenance and other revenue                             18,474         11,214
                                                                     --------       --------
Total current liabilities                                              24,183         18,210
                                                                     --------       --------

Stockholders' equity

    Common stock                                                          170            170
    Additional paid-in capital                                         95,709         95,324
    Accumulated other comprehensive loss                                 (682)          (735)
    Retained earnings (deficit)                                           562         (1,767)
                                                                     --------       --------
                                                                       95,759         92,992
    Less:  Treasury shares                                             37,601         35,722
                                                                     --------       --------
Total stockholders' equity                                             58,158         57,270
                                                                     --------       --------
Total liabilities and stockholders' equity                           $ 82,341       $ 75,480
                                                                     ========       ========


See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            Three months ended
                                                                     March 31,             March 31,
                                                                       2003                  2002
                                                                     ---------            ----------
Revenues:
  Software licenses                                                  $ 3,382              $ 3,205
  Maintenance                                                          7,618                6,815
  Professional services                                                1,657                1,940
  Outsourcing                                                          3,081                3,255
                                                                     -------              -------
     Total revenues                                                   15,738               15,215
                                                                     -------              -------
Cost of revenues:
  Software licenses                                                      519                  323
  Maintenance                                                          1,488                1,430
  Professional services                                                1,154                1,392
  Outsourcing                                                          1,982                2,152
                                                                     -------              -------
     Total cost of revenues                                            5,143                5,297
                                                                     -------              -------
Gross profit                                                          10,595                9,918
                                                                     -------              -------
Operating expenses:
  Selling and marketing                                                2,105                2,660
  Research and development                                             3,003                2,861
  General and administrative                                           1,922                1,992
  Write-off of purchased in-process research and development              --                1,744
                                                                     -------              -------
     Total operating expenses                                          7,030                9,257
                                                                     -------              -------
Operating income                                                       3,565                  661
                                                                     -------              -------

Interest income, net                                                     249                  442
Other income, net                                                          5                  455
                                                                     -------              -------

Income before income taxes                                             3,819                1,558
Provision for income taxes                                             1,490                  623
                                                                    --------             --------
Net income                                                           $ 2,329              $   935
                                                                     =======              =======
Basic earnings per share                                             $  0.18              $  0.07
                                                                     =======              =======
Basic weighted average number of common shares outstanding            12,616               13,905
                                                                     =======              =======
Diluted earnings per share                                           $  0.18              $  0.06
                                                                     =======              =======
Diluted weighted average number of common and common equivalent
shares outstanding                                                    13,235               14,436
                                                                     =======              =======

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Three months ended
                                                                            March 31,          March 31,
                                                                              2003                2002
                                                                           --------            --------
Cash flow from operating activities:
       Net income                                                          $  2,329            $    935
                                                                           --------            --------
Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization                                           934               1,091
        Net realized gain on marketable securities                               (2)               (486)
        Loss on sale of property and equipment                                    1                   1
        Deferred income taxes                                                   108                 172
        Purchased in-process research and development                            --               1,744
        Provision for doubtful accounts                                         348                 146
        Changes in operating assets and liabilities, excluding
        effects from acquisitions:
             Accounts receivable                                             (1,683)             (1,704)
             Prepaid expenses and other assets                                  265                 268
             Accounts payable                                                  (283)               (169)
             Accrued expenses                                                (2,280)             (1,733)
             Taxes payable                                                    1,265                (347)
             Deferred maintenance and other revenues                          7,251               5,742
                                                                           --------            --------
                    Total adjustments                                         5,924               4,725
                                                                           --------            --------
       Net cash provided by operating activities                              8,253               5,660
                                                                           --------            --------

Cash flow from investing activities:

       Additions to property and equipment                                     (105)               (132)
       Cash paid for business acquisitions, net of cash acquired                 --              (3,943)
       Purchases of marketable securities                                    (8,952)             (5,526)
       Sales of marketable securities                                         5,421               3,713
                                                                           --------            --------
       Net cash used in investing activities                                 (3,636)             (5,888)
                                                                           --------            --------
Cash flow from financing activities:

       Repayment of debt and acquired debt                                       --                (146)
       Exercise of options                                                      385                 430
       Purchase of common stock for treasury                                 (1,879)            (12,139)
                                                                           --------            --------
       Net cash used in financing activities                                 (1,494)            (11,855)
                                                                           --------            --------

Effect of exchange rate changes on cash                                         102                 (45)
                                                                           --------            --------
Net increase (decrease) in cash and cash equivalents                          3,225             (12,128)
Cash and cash equivalents, beginning of period                               18,336              28,425
                                                                           --------            --------
Cash and cash equivalents, end of period                                   $ 21,561            $ 16,297
                                                                           ========            ========

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2002 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2002 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the full year.

2. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only alternative of SFAS No. 123. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148. Accordingly, no compensation expense has been recognized for the stock option plans and employee stock purchase plan. Had compensation expense for the Company's stock option plans and employee stock purchase plan been recognized based on the fair value provisions of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below for the three months ended (in thousands except per share amounts):

                                                         March 31,      March 31,
                                                           2003          2002
                                                        ---------      ---------
Net income, as reported                                 $   2,329      $     935
Deduct:  total stock-based compensation determined
    under fair value based method for all awards              765          1,236
                                                        ---------      ---------
Net income (loss), pro forma                                1,564           (301)
                                                        =========      =========

Reported net income per share
     Basic                                                   0.18           0.07
     Diluted                                                 0.18           0.06

Pro forma net income (loss) per share
     Basic                                                   0.12          (0.02)
     Diluted                                                 0.12          (0.02)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

3. Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive. Options to purchase 0.7 million and 1.4 million shares were outstanding at March 31, 2003 and 2002, respectively, but were excluded from the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                                March 31,        March 31,
                                                                  2003             2002
                                                                ---------        ---------
Weighted average common shares outstanding - used in
      calculation of basic earnings per share                   12,616            13,905
Weighted average common stock equivalents -- options               619               531
                                                                ---------        ---------
Weighted average common and common equivalent
      shares outstanding - used in calculation of
diluted earnings per share                                      13,235            14,436
                                                                =========         ========

4. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.

The following table sets forth the components of comprehensive income (in thousands):

                                                          Three Months Ended
                                                      -------------------------
                                                      March 31,           March 31,
                                                       2003                2002
                                                      -------             -----
Net income                                            $ 2,329             $ 935
Foreign currency translation gain (loss)                   86               (51)
Unrealized losses on marketable securities                (33)             (820)
                                                      -------             -----
Total comprehensive income                            $ 2,382             $  64
                                                      =======             =====


5. Stock Repurchase Program

On May 22, 2002, the Company's Board of Directors authorized the continued repurchase of shares of the Company's common stock up to an additional expenditure of $10 million, pursuant to which the Company repurchased 442,000 shares for $4.8 million between that date and March 31, 2003. The Company initiated the repurchase program on May 23, 2000, pursuant to which it repurchased 1.2 million shares for $6.4 million between that date and May 23, 2001. The Company continued the repurchase program on May 24, 2001, pursuant to which it repurchased 2.9 million shares for $26.4 million between that date and May 21, 2002. As of March 31, 2003, the Company had repurchased a total of 4.5 million shares for approximately $37.6 million under its repurchase programs.

6. Acquisitions

On January 15, 2002, the Company acquired the assets and business of Real-Time USA, Inc. ("Real-Time"), a solution provider of sell-side fixed income applications. Real-Time delivers a comprehensive suite of front-, mid-, and back-office applications via Application Service Provider (ASP) or license, to commercial banks and broker-dealers throughout the United States. The consideration for the deal was $3.9 million in cash and the assumption of certain liabilities by the Company, and a potential earn-out payment by the Company of up to $1.17 million in cash if certain 2002 revenue targets were achieved. The revenue targets were not attained in 2002, and thus no earn-out payment was made. A summary of the allocation of the purchase price appears below.

The acquisition was accounted for as a purchase and, accordingly, the net assets and results from operations of Real-Time have been included in the consolidated financial statements of the Company from January 1, 2002. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development ("IPR&D") based on their fair market value on the date of the acquisition. The fair value assigned to intangible assets acquired was based on an independent appraisal. The fair value of acquired completed technology of $1.7 million was determined based on the future cash flows method. The acquired completed technology is amortized on a straight-line basis over four years, the estimated life of the product.

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

On November 15, 2002, the Company acquired the assets and business of DBC, a business within The Thomson Corporation, and assumed certain liabilities. DBC is a leading provider of financial software for fixed income analysis in municipal finance in the United States. DBC products are widely used for structuring general obligation and revenue bond issues, including asset-backed housing and student loan securitizations. The consideration was $4.6 million.

The acquisition was accounted for as a purchase. The net assets and results of operations of DBC have been included in the consolidated financial statements of the Company from November 1, 2002. The purchase price was first allocated to tangible assets and liabilities based on their fair value on the date of the acquisition. The fair value of acquired completed technology of $2.9 million was determined based on the future cash flows method. The acquired completed technology is amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.

The following summarizes the allocation of the purchase price for the Real-Time and DBC acquisitions (in thousands):

                                                 REAL-TIME              DBC
                                                 ----------          -------
     Assets acquired, net of cash received       $   664             $   819
     Purchased technology                          1,743               2,912
     In-process research and development           1,744                  --
     Goodwill                                         --               2,368
     Liabilities assumed                            (221)             (1,534)
                                                 -------             -------
     Consideration paid                          $ 3,930             $ 4,565
                                                 =======             =======

7. Reclassifications

Certain amounts in prior year consolidated financial statements have been reclassified to be comparable with the current year presentation. These classifications have had no effect on net income, working capital or net equity.

8. Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.

In 2001, the Internal Revenue Service ("IRS") notified the Company of purported federal income tax deficiencies for the years 1997 through 1999. At issue was the Company's deduction of an aggregate of $6.8 million of payments made by the Company pursuant to the settlement, on May 7, 1999, of a consolidated securities class action lawsuit. In 2002, the Company reached a settlement with the IRS that allowed $5.5 million of the Company's original $6.8 million deduction. The impact of this settlement has been included in the Company's 2002 income tax provision. Although a substantial number of issues for the years being audited have been resolved, the Company has also received a notice of proposed tax deficiencies for the years 1997 through 1999 for other matters, for which the Company has filed an appeal. Management believes the ultimate outcome will not have a material adverse impact on the Company's financial position or results of operation.

9. International Sales and Geography Information

The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company's reportable segments consist of the United States, Americas excluding United States, Europe and Other. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia Pacific and Japan.

Revenues by geography were (in thousands):

                                                       Three Months Ended
                                                  --------------------------
                                                  March 31,          March 31,
                                                    2003               2002
                                                  -------            -------
United States                                     $13,302            $12,626
Americas excluding United States                      809              1,114
Europe                                              1,080              1,023
Other                                                 547                452
                                                  -------            -------
                                                  $15,738            $15,215
                                                  =======            =======


10. Subsequent events

On April 28, 2003, the Company announced that it has agreed to repurchase a block of 500,000 shares of its common stock at a price of $13.10 per share, for a total purchase price of $6,550,000. In addition, the Company's Board of Directors increased the aggregate dollar value of common stock authorized for repurchase under its May 2002 stock repurchase program from $10 million to $15 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in its consolidated financial statements. In applying these policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company's historical experience, terms of existing contracts, management's observation of trends in the industry, information provided by its clients, and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in the Company's consolidated financial statements. The Company's critical accounting policies are described in its annual filing on Form 10-K and include

-        Revenue Recognition

-        Allowance for Doubtful Accounts

-        Long-Lived Assets, Intangible Assets and Goodwill

-        Acquisition Accounting

-        Income Taxes

-        Marketable Securities

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended March 31, 2003 were $15.7 million, representing an increase of 3% from the $15.2 million in the comparable period in 2002. The increase of $0.5 million was primarily due to the acquisition of DBC offset by decreases in professional services and outsourcing revenues.

Software Licenses. Software license revenues for the three months ended March 31, 2003 were $3.4 million, representing an increase of 6% from $3.2 million in the comparable period in 2002. Increased revenues due to the acquisition of DBC and higher sales of AdvisorWare, Antares, and LMS were offset by lower sales of CAMRA.

Maintenance. Maintenance revenues for the three months ended March 31, 2003 were $7.6 million, representing an increase of 12% from $6.8 million in the comparable period in 2002. Maintenance revenue growth was primarily due to the acquisition of DBC.

Professional Services. Professional services revenues for the three months ended March 31, 2003 were $1.7 million, representing a decrease of 15% from $1.9 million in the comparable period in 2002. The decrease was primarily due to a decrease in demand for the Company's implementation, conversion, and training services.

Outsourcing. Outsourcing revenues for the three months ended March 31, 2003 were $3.1 million, representing a decrease of 5% from $3.3 million in the comparable period in 2002. The decrease was due to a decline in PortPro revenue partially offset by an increase in AdvisorWare revenue and the addition of outsourcing services for Lightning, which was released in the second half of 2002.

Cost of Revenues

Total cost of revenues decreased by 3% from $5.3 million in the three months ended March 31, 2002 to $5.1 million in the three months ended March 31, 2003. The gross margin increased to 67% in the three months ended March 31, 2003 from 65% for the comparable period in 2002. The overall increase in gross margin was due to improvements in professional services and outsourcing margins, offset by a decrease in the margin for software licenses.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses increased 61% from $323,000 in the three months ended March 31, 2002 to $519,000 in the three months ended March 31, 2003. The increase in costs was mainly due to an increase in amortization of completed technology associated with the DBC acquisition. Cost of software license revenues as a percentage of such revenues increased from 10% in the three months ended March 31, 2002 to 15% in the comparable period in 2003.

Cost of Maintenance. Cost of maintenance revenues consists primarily of technical customer support and engineering costs associated with product and regulatory updates. The cost of maintenance revenues increased 4% from $1.4 million in the three months ended March 31, 2002 to $1.5 million in the three months ended March 31, 2003. The increase was due to the DBC acquisition partially offset by decreased costs as a result of improved efficiencies and cost reductions initiated in 2002.

Cost of Professional Services. Cost of professional services revenues consists primarily of costs related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as system integration, custom programming, and actuarial consulting services. The cost of professional services revenues decreased 17% from $1.4 million in the three months ended March 31, 2002 to $1.2 million in the three months ended March 31, 2003. The cost of professional services revenues as a percentage of such revenues decreased from 72% in the three months ended March 31, 2002 to 70% in the three months ended March 31, 2003. The Company reduced its professional consulting organization and associated costs due to the decrease in demand for the Company's implementation and consulting services.

Cost of Outsourcing. Cost of outsourcing revenues consists primarily of costs related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues decreased 8% from $2.2 million in the three months ended March 31, 2002 to $2.0 million in the three months ended March 31, 2003, representing 66% and 64% of outsourcing revenues in those periods, respectively. The decrease in costs of outsourcing in dollars, and as a percentage of outsourcing revenues, was due primarily to improved operating efficiencies and the resulting decrease in costs of supporting the Company's outsourcing business.

Operating Expenses

Total operating expenses decreased 24% from $9.3 million in the three months ended March 31, 2002 to $7.0 million in the three months ended March 31, 2003, representing 61% and 45% of total revenues in those periods, respectively. Included in the 2002 costs is a $1.7 million write-off of purchased in-process research and development associated with the Company's acquisition of Real-Time in the first quarter. The decrease in operating expenses was primarily due to the cost reduction steps the Company has undertaken to align its personnel and operating expenses with revenues and a decrease in depreciation expense partially offset by operating expenses of the DBC business and an increase in bad debt expense. DBC was acquired in the fourth quarter of 2002.

Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, and marketing and promotional materials. These expenses decreased 21% from $2.7 million in the three months ended March 31, 2002 to $2.1 million in the three months ended March 31, 2003, representing 17% and 13% of total revenues in those periods, respectively. The decrease was mainly due to lower personnel-related costs associated with the reduction in the number of sales and marketing personnel and lower marketing and promotional costs partially offset by DBC-related costs.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 5% from $2.9 million in the three months ended March 31, 2002 to $3.0 million in the three months ended March 31, 2003, representing 19% of total revenues in each those periods. The increase was mainly due to DBC-related costs partially offset by cost reductions in personnel and other related support costs.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 4% from $2.0 million in the three months ended March 31, 2002 to $1.9 million in the three months ended March 31, 2003, representing 13% and 12% of total revenues in those periods, respectively. The decrease was mainly due to lower personnel-related costs partially offset by an increase in bad debt expense.

Write-off of Purchased In-Process Research and Development. On January 15, 2002, the Company acquired Real-Time. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated among tangible and intangible assets, liabilities, and in-process research and development based on their fair market values on the date of acquisition. The acquired IPR&D had not yet reached technological feasibility and had no alternative future use and accordingly $1.7 million was expensed on the date of the acquisition.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $249,000 for the three months ended March 31, 2003 compared to $442,000 in the same period of 2002. The decrease in interest income was the result of lower market interest rates on investments. Included in other income, net for the period ended March 31, 2002 was a non-operational gain of $486,000 resulting from the sale of equity investments.

Provision for Income Taxes. The Company had an effective tax rate of 39% and 40% in the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at March 31, 2003 were $48.4 million, which is an increase of $6.7 million from $41.7 million at December 31, 2002. The increase was primarily due to the collection of maintenance fees billed during the quarter. A disproportionate larger amount of annual maintenance fees are typically billed during the first quarter compared to other quarters during the year.

Net cash provided by operating activities was $8.3 million for the three months ended March 31, 2003. Cash provided by operating activities was primarily due to earnings of $2.3 million adjusted for non-cash items of $1.4 million, an increase of $1.3 million in taxes payable and an increase of $7.3 million in deferred maintenance and other revenues. These items were partially offset by an increase of $1.7 million in accounts receivable and a decrease of $2.3 million in accrued expenses.

Investing activities used net cash of $3.6 million for the three months ended March 31, 2003. Cash used in investing activities was primarily due to the $3.5 million net purchases of marketable securities.

Financing activities used net cash of $1.5 million for the three months ended March 31, 2003. Cash used in financing activities was primarily due to the Company's activities under its stock repurchase program. The Company repurchased 172,500 shares of common stock for treasury in the three-month period ended March 31, 2003 for a total cost of $1.9 million.

The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. As of March 31, 2003 and 2002, the Company does not have any relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

INTEGRATION OF OPERATIONS. The Company's success is dependent in part on its ability to complete the integration of the operations of its recently acquired businesses, including DBC, Real-Time and Digital Visions, in an efficient and effective manner. Successful integration in the rapidly changing financial services industry may be more difficult to accomplish than in other industries. The combination of these acquired businesses will require, among other things, integration of product offerings and coordination of sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Because of these and other factors, past financial performance should not be considered an indication of future financial performance. The Company's quarterly operating results may vary significantly, depending on factors such as the timing, size, and nature of licensing transactions and new product introductions by the Company or its competitors. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

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

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign currency exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through March 31, 2003, foreign currency exchange rate fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and minimize risk discussed above should not be considered projections of future events or losses.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

b. There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SS&C TECHNOLOGIES, INC.

Date: May 13, 2003                 By:/s/ Patrick J. Pedonti

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

         Date: May 13, 2003                        By:/s/ William C. Stone

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

         Date: May 13, 2003                   By:/s/ Patrick J. Pedonti

                                              Patrick J. Pedonti
                                              Chief Financial Officer

                                  EXHIBIT INDEX

              Exhibit Number              Description
              --------------              -----------
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