Form 10-Q
period 2003-06-30
SS&C TECHNOLOGIES INC
filed 2003-08-14
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common stock as of August 8, 2003:

              Class                                 Number of Shares Outstanding
              -----                                 ----------------------------
Common Stock, par value $0.01 per share                      12,323,558

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets at
                 June 30, 2003 and December 31, 2002                            2

                 Consolidated Statements of Operations for the three
                 months and six months ended June 30, 2003 and 2002             3

                 Consolidated Statements of Cash Flows for the six
                 months ended June 30, 2003 and 2002                            4

                 Notes to Consolidated Financial Statements                     5

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            9

Item 3.          Quantitative and Qualitative Disclosures About Market
                 Risk                                                          14

Item 4.          Controls and Procedures                                       14

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders           15

Item 6.          Exhibits and Reports on Form 8-K                              16

                 SIGNATURE                                                     17

                 EXHIBIT INDEX                                                 18

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                          June 30,            December 31,
                                                                            2003                 2002
                                                                          --------            -----------
ASSETS
Current assets
    Cash and cash equivalents                                             $ 19,148              $ 18,336
    Investments in marketable securities                                    27,047                23,383
    Accounts receivable, net of allowance for doubtful accounts             10,735                10,983
    Prepaid expenses and other current assets                                  747                 1,065
    Deferred income taxes                                                      987                 1,142
                                                                          --------              --------
Total current assets                                                        58,664                54,909
                                                                          --------              --------
Property and equipment
    Leasehold improvements                                                   3,307                 3,301
    Equipment, furniture, and fixtures                                      16,434                16,144
                                                                          --------              --------
                                                                            19,741                19,445
    Less accumulated depreciation                                          (14,754)              (13,700)
                                                                          --------              --------
    Net property and equipment                                               4,987                 5,745
                                                                          --------              --------

Deferred income taxes                                                        6,681                 6,762
Goodwill                                                                     2,432                 2,355
Intangible and other assets, net of accumulated amortization                 4,908                 5,709
                                                                          --------              --------

Total assets                                                              $ 77,672              $ 75,480
                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                       $   925                $  844
    Income taxes payable                                                       938                   646
    Accrued employee compensation and benefits                               1,871                 3,462
    Other accrued expenses                                                   1,905                 2,044
    Deferred maintenance and other revenue                                  14,733                11,214
                                                                          --------              --------
Total current liabilities                                                   20,372                18,210
                                                                          --------              --------
Stockholders' equity
    Common stock                                                               174                   170
    Additional paid-in capital                                              98,656                95,324
    Accumulated other comprehensive income (loss)                              316                  (735)
    Retained earnings (deficit)                                              3,297                (1,767)
                                                                          --------              --------
                                                                           102,443                92,992
    Less: treasury shares                                                  (45,143)              (35,722)
                                                                          --------              --------
Total stockholders' equity                                                  57,300                57,270
                                                                          --------              --------

Total liabilities and stockholders' equity                                $ 77,672              $ 75,480
                                                                          ========              ========

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                  June 30,        June 30,        June 30,       June 30,
                                                                    2003            2002            2003           2002
                                                                  -------         -------         -------        -------
Revenues:
   Software licenses                                              $ 3,723         $ 4,172         $ 7,105        $ 7,377
   Maintenance                                                      7,715           6,812          15,333         13,627
   Professional services                                            1,262           1,575           2,919          3,515
   Outsourcing                                                      3,206           3,313           6,287          6,568
                                                                  -------         -------         -------        -------
     Total revenues                                                15,906          15,872          31,644         31,087
                                                                  -------         -------         -------        -------
Cost of revenues:
   Software licenses                                                  423             305             942            628
   Maintenance                                                      1,504           1,394           2,992          2,824
   Professional services                                            1,117           1,340           2,271          2,732
   Outsourcing                                                      2,046           2,193           4,028          4,345
                                                                  -------         -------         -------        -------
     Total cost of revenues                                         5,090           5,232          10,233         10,529
                                                                  -------         -------         -------        -------
Gross profit                                                       10,816          10,640          21,411         20,558
                                                                  -------         -------         -------        -------
Operating expenses:
   Selling and marketing                                            2,036           2,475           4,141          5,135
   Research and development                                         2,876           3,104           5,879          5,965
   General and administrative                                       1,731           1,945           3,653          3,937
   Write-off of purchased in-process research and development           -               -               -          1,744
                                                                  -------         -------         -------        -------
     Total operating expenses                                       6,643           7,524          13,673         16,781
                                                                  -------         -------         -------        -------
Operating income                                                    4,173           3,116           7,738          3,777

Interest income                                                       235             399             484            841
Other income (expense), net                                            74            (854)             79           (399)
                                                                  -------         -------         -------        -------

Income before income taxes                                          4,482           2,661           8,301          4,219
Provision for income taxes                                          1,748           1,064           3,238          1,687
                                                                  -------         -------         -------        -------
Net income                                                        $ 2,734         $ 1,597         $ 5,063        $ 2,532
                                                                  =======         =======         =======        =======

Basic earnings per share                                          $  0.22         $  0.13         $  0.41        $  0.19
                                                                  =======         =======         =======        =======

Basic weighted average number of common shares outstanding         12,340          12,654          12,478         13,279
                                                                  =======         =======         =======        =======

Diluted earnings per share                                        $  0.21         $  0.12         $  0.38        $  0.18
                                                                  =======         =======         =======        =======

Diluted weighted average number of common and common
equivalent shares outstanding                                      13,153          13,507          13,198         13,979
                                                                  =======         =======         =======        =======

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Six Months Ended
                                                                 June 30,        June 30,
                                                                   2003            2002
                                                                 --------        --------
Cash flow from operating activities:
        Net income                                               $  5,063        $  2,532
                                                                 --------        --------
Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization                               1,870           2,147
        Net realized losses (gains) on marketable securities          (88)            368
        Loss on sale or disposal of property and equipment             12               1
        Deferred income taxes                                         236             373
        Purchased in-process research and development                   -           1,744


        Provision for doubtful accounts                               477             245
        Changes in operating assets and liabilities:
             Accounts receivable                                     (182)         (1,092)
             Prepaid expenses and other assets                        314             237
             Accounts payable                                          80            (243)
             Accrued expenses                                      (1,756)         (1,013)
             Taxes payable                                            283            (419)
             Deferred maintenance and other revenues                3,419           4,178
                                                                 --------        --------
                    Total adjustments                               4,665           6,526
                                                                 --------        --------
        Net cash provided by operating activities                   9,728           9,058
                                                                 --------        --------

Cash flow from investing activities:
        Additions to property and equipment                          (375)           (329)
        Proceeds from sale of property and equipment                    -               3
        Cash paid for business acquisitions, net                        -          (3,943)
        Purchases of marketable securities                        (14,992)         (5,526)
        Sales of marketable securities                             12,245           9,109
                                                                 --------        --------
        Net cash used in investing activities                      (3,122)           (686)
                                                                 --------        --------

Cash flow from financing activities:
        Repayment of debt                                               -            (146)
        Issuance of common stock                                      134             120
        Exercise of options                                         3,202           1,166
        Purchase of common stock for treasury                      (9,421)        (24,963)
                                                                 --------        --------
        Net cash used in financing activities                      (6,085)        (23,823)
                                                                 --------        --------

Effect of exchange rate changes on cash                               291             275
                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents                  812         (15,176)
Cash and cash equivalents, beginning of period                     18,336          28,425
                                                                 --------        --------
Cash and cash equivalents, end of period                         $ 19,148        $ 13,249
                                                                 ========        ========

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Basis of Presentation

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2003 and the results of its operations for the three months and six months ended June 30, 2003 and 2002. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2002, which were included in SS&C Technologies, Inc.'s (the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2002 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the expected results for the full year.

2. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only alternative of SFAS No. 123. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148. Accordingly, no compensation expense has been recognized for the stock option plans and employee stock purchase plan. Had compensation expense for the Company's stock option plans and employee stock purchase plan been recognized based on the fair value provisions of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                              Three Months Ended       Six Months Ended
                                              June 30,    June 30,    June 30,    June 30,
                                                2003        2002        2003       2002
                                             ---------   ---------   ---------   ---------
Net income, as reported                      $   2,734   $   1,597   $   5,063   $   2,532
Deduct: total stock-compensation
determined under fair value-based method
for all awards, net of related tax effects         211         565         762       1,432
                                             ---------   ---------   ---------   ---------
Net income, pro forma                        $   2,523   $   1,032   $   4,301   $   1,100
                                             =========   =========   =========   =========

Reported net income per share
Basic                                        $    0.22   $    0.13   $    0.41   $    0.19
Diluted                                      $    0.21   $    0.12   $    0.38   $    0.18

Pro forma net income per share
Basic                                        $    0.20   $    0.08   $    0.34   $    0.08
Diluted                                      $    0.19   $    0.08   $    0.33   $    0.08

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

3. Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive. Options to purchase 169,000 and 916,000 shares were outstanding at June 30, 2003 and 2002, respectively, but were excluded from the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                      Three Months Ended   Six Months Ended
                                                      June 30,  June 30,  June 30,  June 30,
                                                        2003      2002      2003      2002
                                                      --------  --------  --------  --------
Basic weighted average shares outstanding- used in
calculation of basic earnings per share                12,340    12,654    12,478    13,279
Weighted average common stock equivalents--options        813       853       720       700
                                                       ------    ------    ------    ------
Diluted weighted average shares outstanding- used in
calculation of diluted earnings per share              13,153    13,507    13,198    13,979
                                                       ======    ======    ======    ======

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

The following table sets forth the components of comprehensive income (in thousands):

                                       Three Months Ended       Six Months Ended
                                       June 30,    June 30,    June 30,  June 30,
                                        2003        2002        2003       2002
                                       --------    --------    --------  --------
Net income                             $ 2,734     $ 1,597     $ 5,063    $ 2,532
Foreign currency translation gains         137         301         223        250
Unrealized gains (losses) on
marketable securities                      862         147         829       (673)
                                       -------     -------     -------    -------
  Total comprehensive income           $ 3,733     $ 2,045     $ 6,115    $ 2,109
                                       =======     =======     =======    =======

5. Stock Repurchase Program

On May 22, 2003, the Company's Board of Directors authorized the continued repurchase of shares of the Company's common stock up to an additional expenditure of $30 million. Under the repurchase programs the Company has purchased a total of 742,000 shares for approximately $9.4 million in the six months ended June 30, 2003. As of June 30, 2003, the Company had repurchased 5.1 million shares for approximately $45.1 million since the repurchase program was initiated on May 23, 2000.

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

The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Real-Time have been included in the consolidated financial statements of the Company from January 1, 2002. The activity during the intervening period was not material. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development ("IPR&D") based on their fair market value on the date of the acquisition. The fair value assigned to intangible assets acquired was based on an independent appraisal. The fair value of acquired completed technology of $1.7 million was determined based on the future cash flows method. The acquired completed technology is being amortized on a straight-line basis over four years, the estimated life of the product.

The Company recorded a one time write-off of $1.7 million in the three-month period ended March 31, 2002 related to the value of IPR&D acquired as part of the purchase of Real-Time that had not yet reached technological feasibility and had no alternative future use. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Real-Time was developing Lightning, a full-service ASP bond accounting solution designed specifically for large regional banks. The allocation of $1.7 million to IPR&D represents the estimated fair value related to this incomplete project based on risk-adjusted cash flows adjusted to reflect the contribution of core technology. The net cash flows were then discounted utilizing a weighted average cost of capital of 26%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the profitability levels of such technology and the potential for other competing technological advances which could potentially impact the estimates. The Lightning project was completed in 2002.

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

The acquisition was accounted for as a purchase. The net assets and results of operations of DBC have been included in the consolidated financial statements of the Company from November 1, 2002. The activity during the intervening period was not material. The purchase price was first allocated to tangible assets and liabilities based on their fair value on the date of the acquisition. The fair value of acquired completed technology of $2.9 million was determined based on the future cash flows method. The acquired completed technology is being amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.

The following summarizes the allocation of the purchase price for the Real-Time and DBC acquisitions (in thousands):

                                                REAL-TIME     DBC
                                                ---------   -------
Tangible assets acquired, net of cash received   $   664    $   819
Purchased technology                               1,743      2,912
In-process research and development                1,744          -
Goodwill                                               -      2,368
Liabilities assumed                                 (221)    (1,534)
                                                 -------    -------
Consideration paid                               $ 3,930    $ 4,565
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

8. International Sales and Geography Information

The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon the location of the customer. The Company's geographic segments consist of the United States, Americas excluding United States, Europe and Other. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia Pacific and Japan.

Revenues by geography were (in thousands):

                                  Three Months Ended     Six Months Ended
                                  -------------------   ------------------
                                  June 30,   June 30,   June 30,  June 30,
                                    2003       2002       2003      2002
                                  --------   --------   --------  --------
United States                      $13,289   $12,878    $26,591   $25,504
Americas excluding United States       835       695      1,644     1,809
Europe                               1,164     1,378      2,244     2,401
Other                                  618       921      1,165     1,373
                                   -------   -------    -------   -------
                                   $15,906   $15,872    $31,644   $31,087
                                   =======   =======    =======   =======

9. Subsequent Events

On July 31, 2003, the Company announced that its Board of Directors had declared a semi-annual cash dividend of $0.10 per share, to be payable September 12, 2003 to stockholders of record at the close of business on August 22, 2003.

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

     -    Allowance for Doubtful Accounts

     -    Long-Lived Assets, Intangible Assets and Goodwill

     -    Acquisition Accounting

     -    Income Taxes

     -    Marketable Securities

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended June 30, 2003 and 2002 were $15.9 million. Revenues for the six months ended June 30, 2003 were $31.6 million, an increase of 2% from $31.1 million in the same period in 2002. The increase of $557,000 for the six months ended June 30, 2003 was primarily due to the acquisition of DBC and increased demand for the Company's outsourcing services offset by decreases in professional services revenues. DBC was acquired in the fourth quarter of 2002.

Software Licenses. Software license revenues for the three and six months ended June 30, 2003 were $3.7 million and $7.1 million, respectively, representing decreases of 11% and 4% from the $4.2 million and $7.4 million, respectively, for the comparable periods in 2002. The decrease in license revenues for the three months ended June 30, 2003 was due primarily to lower sales of Antares and LMS, partially offset by the acquisition of DBC and higher sales of CAMRA and PTS. The decrease in license revenues for the six months ended June 30, 2003 was due primarily to lower sales of CAMRA, Antares, and LMS, partially offset by the acquisition of DBC and higher sales of AdvisorWare.

Maintenance. Maintenance revenues for the three months ended June 30, 2003 were $7.7 million, representing an increase of 13% over the $6.8 million for the same period in 2002. Maintenance revenues for the six months ended June 30, 2003 were $15.3 million, representing an increase of 13% over the $13.6 million for the same period in 2002. The increases for the three and six months ended June 30, 2003 were mainly attributable to the acquisition of DBC.

Professional Services. Professional services revenues for the three and six months ended June 30, 2003 were $1.3 million and $2.9 million, respectively, representing decreases of 20% and 17% from the $1.6 million and $3.5 million, respectively, in the comparable periods in 2002. The decreases were primarily due to a decrease in demand for the Company's implementation, conversion, and training services.

Outsourcing. Outsourcing revenues for the three months ended June 30, 2003 were $3.2 million, representing a decrease of 3% from the $3.3 million in the comparable period of the prior year. Outsourcing revenues for the six months ended June 30, 2003 were $6.3 million, representing a decrease of 4% from the $6.6 million in the comparable period in 2002. The decrease in outsourcing revenues for the three months ended June 30, 2003 was due primarily to lower sales of PortPro due to a restructuring of the services offered by that product, offset by increased demand for SS&C Direct and AdvisorWare outsourcing services. The decrease in outsourcing revenues for the six months ended June 30, 2003 was primarily due to lower sales of PortPro offset by increased demand for SS&C Direct and AdvisorWare services and the addition of Lightning outsourcing services, which was released in the second half of 2002.

Cost of Revenues

Total cost of revenues decreased 3% to $5.1 million for the three months ended June 30, 2003 from $5.2 million for the three months ended June 30, 2002. Total cost of revenues decreased 3% to $10.2 million for the six months ended June 30, 2003 from $10.5 million for the six months ended June 30, 2002. The gross margin increased to 68% in the three months ended June 30, 2003 from 67% in the comparable period in 2002. For the six months ended June 30, 2003, the gross margin increased to 68% from 66% in the comparable period in 2002. This gross margin increase in both the three and six months ended June 30, 2003 was due to improvements in the maintenance and outsourcing margins, offset by decreases in the margins for software licenses.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses increased 39% to $423,000 for the three months ended June 30, 2003 from $305,000 in the same period in 2002. Cost of software licenses increased 50% to $942,000 for the six months ended June 30, 2003 from $628,000 in the six months ended June 30, 2002, and represented 13% and 9% of license revenues in those periods, respectively. The increases in costs for both the three and six months ended June 30, 2003 were mainly due to the increase in amortization of completed technology associated with the acquisition of DBC.

Cost of Maintenance. Cost of maintenance revenues consists primarily of technical customer support and engineering costs associated with product and regulatory updates. The cost of maintenance increased 8% to $1.5 million in the three months ended June 30, 2003 from $1.4 million in the three months ended June 30, 2002. The cost of maintenance increased 6% to $3.0 million in the six months ended June 30, 2003 from $2.8 million in the six months ended June 30, 2002. The increases for both the three and six months ended June 30, 2003 were primarily due to the DBC acquisition partially offset by decreased costs as a result of improved efficiencies and cost reductions initiated in 2002.

Cost of Professional Services. Cost of professional services revenues consists primarily of costs related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as system integration, custom programming, and actuarial consulting services. The cost of professional services revenues decreased 17% to $1.1 million for the three months ended June 30, 2003 from $1.3 million in the same period in 2002, representing 89% and 85% of professional service revenues in those quarters, respectively. Cost of professional services revenues decreased 17% to $2.3 million for the six months ended June 30, 2003 from $2.7 million in the six months ended June 30, 2002, both represented 78% of professional services revenues in each of those periods. The Company reduced its professional consulting organization and associated costs due to the decrease in demand for the Company's implementation and consulting services.

Cost of Outsourcing. Cost of outsourcing revenues consists primarily of costs related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues decreased 7% to $2.0 million for the three months ended June 30, 2003 from $2.2 million in the same period in 2002, representing 64% and 66% of outsourcing revenues in those quarters, respectively. Cost of outsourcing in the six months ended June 30, 2003 and 2002 was $4.0 million and $4.3 million, respectively, representing 64% and 66% of outsourcing revenues in those periods, respectively. The decrease in costs of outsourcing in dollars, and as a percentage of outsourcing revenues, was due primarily to improved operating efficiencies and the resulting decrease in costs of supporting the Company's outsourcing business.

Operating Expenses

Total operating expenses decreased 12% to $6.6 million in the three months ended June 30, 2003 from $7.5 million in the three months ended June 30, 2002, representing 42% and 47% of total revenues in those periods, respectively. Total operating expenses decreased 19% to $13.7 million in the six months ended June 30, 2003 from $16.8 million in the six months ended June 30, 2002, representing 43% and 54% of total revenues in those periods, respectively. Included in the six-month 2002 expenses is a $1.7 million write-off of purchased in-process research and development associated with the Company's acquisition of Real-Time in the first quarter. The decrease in operating expenses was primarily due to the cost reduction steps the Company has undertaken to align its personnel and operating expenses with revenues and a decrease in depreciation expense, offset by the addition of operating expenses of the DBC business and an increase in bad debt expense.

Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, and marketing and promotional materials. These expenses decreased 18% to $2.0 million in the three months ended June 30, 2003 from $2.5 million in the three months ended June 30, 2002, representing 13% and 16%, respectively, of total revenues for those periods. These expenses decreased 19% to $4.1 million in the six months ended June 30, 2003 from $5.1 million in the same period in 2002, representing 13% and 17%, respectively, of total revenues for those periods. The decreases for the three and six months ended June 30, 2003 were mainly due to lower personnel-related costs associated with the reduction in the number of marketing personnel, and lower marketing and promotional and travel costs offset by additional costs as a result of the acquisition of DBC.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 7% to $2.9 million in the three months ended June 30, 2003 from $3.1 million in the three months ended June 30, 2002, representing 18% and 20% of total revenues in those periods, respectively. Expenses decreased 1% to $5.9 million in the six months ended June 30, 2003 from $6.0 million in the same period in 2002, representing 19% of total revenues for both periods. The decrease was mainly due to cost reductions in personnel and other related support costs partially offset by DBC-related costs.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 11% to $1.7 million in the three months ended June 30, 2003 from $1.9 million in the three months ended June 30, 2002, representing 11% and 12%, respectively, of total revenues for those periods. The decrease was primarily due to lower personnel related costs and a decrease in depreciation expense. These expenses decreased 7% to $3.7 million in the six months ended June 30, 2003 from $3.9 million in the same period in 2002, representing 12% and 13%, respectively, of total revenues for those periods. This year-to-date decrease was mainly attributable to lower personnel related costs and a reduction in depreciation expense partially offset by an increase in bad debt expense.

Write-off of Purchased In-Process Research and Development. On January 15, 2002, the Company acquired Real-Time. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated among tangible and intangible assets, liabilities, and in-process research and development based on their fair values on the date of acquisition. The acquired IPR&D had not yet reached technological feasibility and had no alternative future use and, accordingly, $1.7 million was expensed on the date of the acquisition.

Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income and other non-operational income and expenses. Interest income was $235,000 for the three months ended June 30, 2003 compared to $399,000 in the same period in 2002. Interest income decreased 42% to $484,000 in the six months ended June 30, 2003 from $841,000 in the same period in 2002. The decreases in interest income for both the three and six months ended June 30, 2003 were primarily due to lower market interest rates on investments. Included in other expense, net for the three and six months ended June 30, 2003 were gains on sales of investments of $87,000 and $88,000, respectively. Included in other expense, net for the three and six months ended June 30, 2002 was a non-operational $854,000 impairment charge associated with the decline in the market value of a bond held in the Company's investment portfolio. Also, included in other expense, net for the six months ended June 30, 2002 was a gain of $486,000 resulting from the sale of marketable securities.

Provision for Income Taxes. The Company had an effective tax rate of 39% and 40% in the six months ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at June 30, 2003 were $46.2 million, which is an increase of $4.5 million from the $41.7 million at December 31, 2002. The increase was primarily due to earnings, the collection of annual maintenance fees billed during the first quarter and proceeds from the exercise of employee options partially offset by cash used under the Company's stock repurchase program.

Net cash provided by operating activities was $9.7 million for the six months ended June 30, 2003. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items and an increase in deferred maintenance and other revenues. These items were partially offset by a decrease in accrued expenses.

Investing activities used net cash of $3.1 millions for the six months ended June 30, 2003. Cash used in investing activities was primarily due to $2.7 million in net purchases of marketable securities.

Financing activities used net cash of $6.1 million for the six months ended June 30, 2003. Cash used in financing activities was primarily due to the Company's activities under its stock repurchase program partially offset by proceeds from the exercise of employee options. The Company repurchased 742,000 shares of common stock for treasury in the six months ended June 30, 2003 for a total cost of $9.4 million.

The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. As of June 30, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

FLUCTUATIONS IN QUARTERLY PERFORMANCE. Historically, the Company's revenues and operating results have fluctuated substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including: the timing, size and nature of the Company's individual license transactions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; the relative proportions of revenues derived from license fees, maintenance, professional services and outsourcing; changes in the Company's operating expenses; changes in the Company's personnel; and fluctuations in economic and financial market conditions. The timing, size, and nature of individual license transactions are important factors in the Company's quarterly operating results. Many such license transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that the Company will be successful in closing large license transactions on a timely basis or at all.

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

PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, AdvisorWare, SKYLINE, and LMS software and the provision of maintenance and professional services in support of such software. The Company expects that the revenue from these software products will continue to account for a significant portion of its total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign currency exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through June 30, 2003, foreign currency exchange rate fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and minimize risk discussed above should not be considered projections of future events or losses.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2003 annual meeting of stockholders of the Company (the "Annual Meeting") held on May 22, 2003, the following matters were acted upon by the stockholders of the Company:

1. The election of Albert L. Lord and Jonathan M. Schofield as Class I directors for the ensuing three years;

2. The amendment of the Company's 1998 Stock Incentive Plan to increase the number of shares of the Company's common stock authorized for issuance thereunder from 2,500,000 to 3,500,000 shares;

3. The amendment of the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of the Company's common stock authorized for issuance thereunder from 600,000 to 800,000 shares; and

4. The ratification of the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the current fiscal year.

The number of shares of common stock present or represented by proxy and entitled to vote at the Annual Meeting was 11,825,162. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Joseph H. Fisher, David W. Clark, Jr., Patrick J. McDonnell, William C. Stone, and James L. Sullivan The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                                                     Votes       Votes                      Broker
           Matter                                    Votes For     Withheld     Against    Abstentions    Non-Votes
           ------                                    ----------   ----------   ----------  -----------    ---------
Election of Directors:
    Albert L. Lord                                   11,499,860     325,302            0          0         none
    Jonathan M. Schofield                            11,499,860     325,302            0          0         none

Amendment of the 1998 Stock Incentive Plan            9,300,942         N/A    2,520,540      3,680         none
Amendment of the 1996 Employee Stock Purchase Plan   11,759,704         N/A       58,957      6,501         none
Ratification of PricewaterhouseCoopers LLP           10,357,084         N/A    1,467,178        900         none

ITEM 6. EXHIBIT AND REPORTS OF FORM 8-K

a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

b. On April 16, 2003, the Company furnished a Current Report on Form 8-K, dated April 16, 2003, to report under Item 9 (Regulation FD Disclosure (Information Furnished Pursuant to Item 12, "Results of Operations and Financial Condition")) the Company's press release announcing the first quarter results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SS&C TECHNOLOGIES, INC.

Date: August 14, 2003               By: /s/ Patrick J. Pedonti

                                    Patrick J. Pedonti
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------
     10.1                       1998 Stock Incentive Plan, as amended, incorporated by reference to Appendix A of the
                                Registrant's Definitive Proxy Statement for Its Annual Meeting of Stockholders Held on May 22,
                                2003 (File No. 000-28430).

     10.2                       1996 Employee Stock Purchase Plan, as amended, incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement for Its Annual Meeting of Stockholders Held
                                on May 22, 2003 (File No. 000-28430).

     31.1                       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                                Act of 2002.

     31.2                       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                                Act of 2002.

     32                         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.