Form 10-Q
period 2003-09-30
SS&C TECHNOLOGIES INC
filed 2003-11-14
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Number of shares outstanding of the issuer's classes of common stock as of November 12, 2003:

              Class                            Number of Shares Outstanding
              -----                            ----------------------------
Common Stock, par value $0.01 per share                 12,336,618

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                   Page
                                                                  Number
                                                                  ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at
         September 30, 2003 and December 31, 2002                    2

         Consolidated Statements of Operations for the three
         months and nine months ended September 30, 2003 and         3
         2002

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2003 and 2002                    4

         Notes to Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk                                                       14

Item 4.  Controls and Procedures                                    14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           15

         SIGNATURE                                                  16

         EXHIBIT INDEX                                              17

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               ------------    ------------
ASSETS
Current assets
    Cash and cash equivalents                                  $     22,033    $     18,336
    Investments in marketable securities                             26,344          23,383
    Accounts receivable, net of allowance for doubtful
       accounts                                                       8,686          10,983
    Prepaid expenses and other current assets                           722           1,065
    Deferred income taxes                                               929           1,142
                                                               ------------    ------------
Total current assets                                                 58,714          54,909
                                                               ------------    ------------
Property and equipment
    Leasehold improvements                                            3,556           3,301
    Equipment, furniture, and fixtures                               15,268          16,144
                                                               ------------    ------------
                                                                     18,824          19,445
    Less accumulated depreciation                                   (14,046)        (13,700)
                                                               ------------    ------------
    Net property and equipment                                        4,778           5,745
                                                               ------------    ------------

Deferred income taxes                                                 6,600           6,762
Goodwill                                                              2,432           2,355
Intangible and other assets, net of accumulated amortization          4,543           5,709

                                                               ------------    ------------
Total assets                                                   $     77,067    $     75,480
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                           $        908    $        844
    Income taxes payable                                                230             646
    Accrued employee compensation and benefits                        2,443           3,462
    Other accrued expenses                                            1,938           2,044
    Deferred maintenance and other revenue                           13,804          11,214
                                                               ------------    ------------
Total current liabilities                                            19,323          18,210
                                                               ------------    ------------

Stockholders' equity
    Common stock                                                        176             170
    Additional paid-in capital                                      101,964          95,324
    Accumulated other comprehensive income (loss)                       436            (735)
    Retained earnings (deficit)                                       5,101          (1,767)
                                                               ------------    ------------
                                                                    107,677          92,992
    Less: treasury shares                                           (49,933)        (35,722)
                                                               ------------    ------------
Total stockholders' equity                                           57,744          57,270
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $     77,067    $     75,480
                                                               ============    ============

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended              Nine Months Ended
                                                             September 30,  September 30,   September 30,  September 30,
                                                                  2003          2002            2003           2002
                                                             ------------   ------------    ------------   ------------
Revenues:
   Software licenses                                         $      3,032   $      3,605    $     10,137   $     10,982
   Maintenance                                                      7,964          6,843          23,297         20,470
   Professional services                                            1,710          1,605           4,629          5,120
   Outsourcing                                                      3,302          3,056           9,589          9,624
                                                             ------------   ------------    ------------   ------------
     Total revenues                                                16,008         15,109          47,652         46,196
                                                             ------------   ------------    ------------   ------------
Cost of revenues:
   Software licenses                                                  431            306           1,373            934
   Maintenance                                                      1,546          1,294           4,538          4,118
   Professional services                                            1,005          1,359           3,276          4,091
   Outsourcing                                                      1,932          2,147           5,960          6,492
                                                             ------------   ------------    ------------   ------------
     Total cost of revenues                                         4,914          5,106          15,147         15,635
                                                             ------------   ------------    ------------   ------------
Gross profit                                                       11,094         10,003          32,505         30,561
                                                             ------------   ------------    ------------   ------------
Operating expenses:
  Selling and marketing                                             2,178          1,968           6,319          7,103
  Research and development                                          2,627          2,799           8,506          8,764
  General and administrative                                        1,680          1,897           5,333          5,834
  Write-off of purchased in-process research and
  development                                                           -              -               -          1,744
                                                             ------------   ------------    ------------   ------------
     Total operating expenses                                       6,485          6,664          20,158         23,445
                                                             ------------   ------------    ------------   ------------
Operating income                                                    4,609          3,339          12,347          7,116

Interest income                                                       223            323             707          1,164
Other income (expense), net                                           152            (84)            231           (483)
                                                             ------------   ------------    ------------   ------------

Income before income taxes                                          4,984          3,578          13,285          7,797
Provision for income taxes                                          1,943          1,432           5,181          3,119
                                                             ------------   ------------    ------------   ------------
Net income                                                   $      3,041   $      2,146    $      8,104   $      4,678
                                                             ============   ============    ============   ============
Basic earnings per share                                     $       0.25   $       0.17    $       0.65   $       0.36
                                                             ============   ============    ============   ============

Basic weighted average number of common shares outstanding         12,329         12,705          12,426         13,065
                                                             ============   ============    ============   ============
Diluted earnings per share                                   $       0.23   $       0.16    $       0.61   $       0.34
                                                             ============   ============    ============   ============

Diluted weighted average number of common and common
equivalent shares outstanding                                      13,210         13,499          13,200         13,809
                                                             ============   ============    ============   ============

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                   September 30,   September 30,
                                                                       2003            2002
                                                                   ------------    ------------
Cash flow from operating activities:
       Net income                                                  $      8,104    $      4,678
                                                                   ------------    ------------
Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization                                     2,726           2,995
        Net realized losses (gains) on marketable securities               (260)            424
        Loss on sale or disposal of property and equipment                   25               2
        Deferred income taxes                                               375             654
       Income tax benefit related to exercise of stock options            1,781               -
       Purchased in-process research and development                          -           1,744
        Provision for doubtful accounts                                     566             338
        Changes in operating assets and liabilities:
             Accounts receivable                                          1,776          (1,812)
             Prepaid expenses and other assets                              348             368
             Accounts payable                                                61            (331)
             Accrued expenses                                            (1,152)           (371)
             Taxes payable                                                 (429)            631
             Deferred maintenance and other revenues                      2,487           2,050
                                                                   ------------    ------------
                    Total adjustments                                     8,304           6,692
                                                                   ------------    ------------
       Net cash provided by operating activities                         16,408          11,370
                                                                   ------------    ------------
Cash flow from investing activities:
       Additions to property and equipment                                 (672)           (473)
       Proceeds from sale of property and equipment                           -               3
       Cash paid for business acquisitions, net of cash acquired              -          (3,943)
       Purchases of marketable securities                               (23,993)        (13,121)
       Sales of marketable securities                                    22,197          16,687
                                                                   ------------    ------------
       Net cash used in investing activities                             (2,468)           (847)
                                                                   ------------    ------------

Cash flow from financing activities:
       Repayment of acquired debt                                             -            (146)
       Issuance of common stock                                             133             120
       Exercise of options                                                4,732           4,099
       Purchase of common stock for treasury                            (14,211)        (24,963)
       Common stock dividends                                            (1,237)              -
                                                                   ------------    ------------
       Net cash used in financing activities                            (10,583)        (20,890)
                                                                   ------------    ------------

Effect of exchange rate changes on cash                                     340             271
                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                      3,697         (10,096)
Cash and cash equivalents, beginning of period                           18,336          28,425
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $     22,033    $     18,329
                                                                   ============    ============

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Basis of Presentation

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2003 and the results of its operations for the three months and nine months ended September 30, 2003 and 2002. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2002, which were included in SS&C Technologies, Inc.'s (the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2002 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the full year.

2. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation Costs - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only alternative of SFAS No. 123. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148. Accordingly, no compensation expense has been recognized for the stock option plans and employee stock purchase plan. Had compensation expense for the Company's stock option plans and employee stock purchase plan been recognized based on the fair value provisions of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                 Three Months Ended            Nine Months Ended
                                                 ------------------            -----------------
                                             September 30,  September 30,  September 30,  September 30,
                                                 2003           2002           2003           2002
                                             ------------   ------------   ------------   ------------
Net income, as reported                      $      3,041   $      2,146   $      8,104   $      4,678
Deduct: total stock-based compensation
determined under fair value-based method
for all awards, net of related tax effects            206            437            968          1,869
                                             ------------   ------------   ------------   ------------
Net income, pro forma                        $      2,835   $      1,709   $      7,136   $      2,809
                                             ============   ============   ============   ============

Reported net income per share
Basic                                        $       0.25   $       0.17   $       0.65   $       0.36
Diluted                                      $       0.23   $       0.16   $       0.61   $       0.34

Pro forma net income per share
Basic                                        $       0.23   $       0.13   $       0.57   $       0.22
Diluted                                      $       0.21   $       0.13   $       0.54   $       0.20

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

3. Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive. Options to purchase 61,000 and 918,000 shares were outstanding at September 30, 2003 and 2002, respectively, but were excluded from the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                     Three Months Ended                Nine Months Ended
                                                     ------------------                -----------------
                                                 September 30,  September 30,   September 30,   September 30,
                                                     2003           2002            2003            2002
                                                 -------------  -------------   -------------   -------------
Basic weighted average shares outstanding -
used in calculation of basic earnings per share     12,329          12,705           12,426           13,065
Weighted average common stock equivalents --
options                                                881             794              774              744
                                                    ------          ------           ------           ------
Diluted weighted average shares outstanding -
used in calculation of diluted earnings per
share                                               13,210          13,499           13,200           13,809
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

         The following table sets forth the components of comprehensive income (in thousands):

                                                     Three Months Ended                Nine Months Ended
                                                     ------------------                -----------------
                                                 September 30,  September 30,   September 30,   September 30,
                                                     2003           2002            2003            2002
                                                 -------------  -------------   -------------   -------------
Net income                                          $ 3,041        $ 2,146          $ 8,104       $ 4,678
Foreign currency translation gains                       43              3              266           253
Unrealized gains (losses) on
marketable securities                                    76         (1,361)             905        (2,034)
                                                    -------        -------          -------       -------
   Total comprehensive income                       $ 3,160        $   788          $ 9,275       $ 2,897
                                                    =======        =======          =======       =======

5. Stockholders' Equity

On May 22, 2003, the Company's Board of Directors authorized the continued repurchase of shares of the Company's common stock up to an additional expenditure of $30 million. Under the repurchase programs, the Company purchased a total of 998,000 shares for approximately $14.2 million in the nine months ended September 30, 2003. As of September 30, 2003, the Company had repurchased
5.3 million shares for approximately $49.9 million since the repurchase program was initiated on May 23, 2000.

On July 31, 2003, the Company's Board of Directors declared a semi-annual cash dividend of $0.10 per share, payable September 12, 2003 to shareholders of record at the close of business on August 22, 2003.

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

On November 15, 2002, the Company acquired the assets and business of DBC, a business within The Thomson Corporation, and assumed certain liabilities. DBC is a leading provider of financial software for fixed income analysis in municipal finance in the United States. DBC products are widely used for structuring general obligation and revenue bond issues, including asset-backed housing and student loan securitizations. The consideration was $4.6 million in cash.

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

The following summarizes the allocation of the purchase price for the Real-Time and DBC acquisitions (in thousands):

                                                   REAL-TIME         DBC
                                                 JANUARY 2002   NOVEMBER 2002
                                                 -------------  -------------
Tangible assets acquired, net of cash received      $   664        $   819
Purchased technology                                  1,743          2,912
In-process research and development                   1,744              -
Goodwill                                                  -          2,368
Liabilities assumed                                    (221)        (1,534)
                                                    -------        -------
Consideration paid                                  $ 3,930        $ 4,565
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

Revenues by geography were (in thousands):

                                                     Three Months Ended                Nine Months Ended
                                                     ------------------                -----------------
                                                 September 30,  September 30,   September 30,   September 30,
                                                     2003           2002            2003            2002
                                                 -------------  -------------   -------------   -------------
United States                                      $13,650         $12,786        $40,241         $38,290
Americas excluding United States                       608             712          2,252           2,521
Europe                                               1,197           1,052          3,441           3,453
Other                                                  553             559          1,718           1,932
                                                   -------         -------        -------         -------
                                                   $16,008         $15,109        $47,652         $46,196
                                                   =======         =======        =======         =======

9. Subsequent Events

On October 14, 2003, the Company announced that it had entered into a non-binding agreement to acquire the fund administration business of Amicorp Fund Services N.V. ("AFS"), a wholly-owned subsidiary of Amicorp Holding Ltd. AFS' fund administration business serves the fund community with both on and offshore services, including transfer agency, net asset valuation, account control and reconciliation, set up of investment funds, maintenance of corporate vehicles and customer service management. Located in Curacao, the Netherlands Antilles, AFS has served institutional clients since 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in its consolidated financial statements. In applying these policies, the Company's management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company's historical experience, terms of existing contracts, management's observation of trends in the industry, information provided by its clients, and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in the Company's consolidated financial statements. The Company's critical accounting policies are described in its annual filing on Form 10-K and include:

-    Revenue Recognition

-    Allowance for Doubtful Accounts

-    Long-Lived Assets, Intangible Assets and Goodwill

-    Acquisition Accounting

-    Income Taxes

-    Marketable Securities

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended September 30, 2003 were $16.0 million, increasing 6% from $15.1 million in the same period in 2002. Revenues for the nine months ended September 30, 2003 were $47.7 million, increasing 3% from $46.2 million in the same period in 2002. The increase of $0.9 million for the three months ended September 30, 2003 was primarily attributed to the acquisition of DBC and an increase in maintenance revenues offset by a decrease in license revenues. DBC, which was acquired in November 2002, added a suite of municipal finance products to the Company's family of product offerings. The increase of $1.5 million for the nine months ended September 30, 2003 was primarily due to the addition of municipal finance products and an increase in maintenance revenues offset by a decrease in license revenues.

Software Licenses. Software license revenues for the three months ended September 30, 2003 were $3.0 million, decreasing 16% from $3.6 million in the comparable period in 2002. Software license revenues for the nine months ended September 30, 2003 were $10.1 million, decreasing 8% from the $11.0 million in the comparable period in 2002. The decrease in license revenues for the three months ended September 30, 2003 was primarily due to lower sales of CAMRA, partially offset by municipal finance products. The decrease in license revenues for the nine months ended September 30, 2003 was primarily due to lower sales of CAMRA and LMS, partially offset by municipal finance products and higher sales of AdvisorWare.

Maintenance. Maintenance revenues for the three months ended September 30, 2003 were $8.0 million, increasing 16% from $6.8 million in the same period in 2002. Maintenance revenues for the nine months ended September 30, 2003 were $23.3 million, increasing 14% from $20.5 million in the same period in 2002. The increase for the three months ended September 30, 2003 was primarily due to municipal finance products and increased revenue for CAMRA and Mabel products. The increase for the nine months ended September 30, 2003 was primarily due to municipal finance products, offset by a decrease in PTS revenue.

Professional Services. Professional services revenues for the three months ended September 30, 2003 were $1.7 million, increasing 7% from $1.6 million in the same period in 2002. Professional services revenues for the nine months ended September 30, 2003 were $4.6 million, decreasing 10% from $5.1 million in the comparable period in 2002. The decrease in the nine months ended September 30, 2003 was primarily due to a decrease in demand for the Company's implementation, conversion, and training services.

Outsourcing. Outsourcing revenues for the three months ended September 30, 2003 were $3.3 million, increasing 8% from $3.1 million in the comparable period of the prior year. Outsourcing revenues for the nine months ended September 30, 2003 were $9.6 million, consistent with the comparable period in 2002. During the three months ended September 30, 2003, increased demand for SS&C Direct was offset by lower revenue for PortPro due to a restructuring of the services offered by that product. For the nine months ended September 30, 2003, increased demand for SS&C Direct and AdvisorWare services and the addition of Lightning outsourcing services, which was released in the second half of 2002, were offset by lower revenue for PortPro.

Cost of Revenues

Total cost of revenues for the three months ended September 30, 2003 was $4.9 million, decreasing 4% from $5.1 million in the three months ended September 30, 2002. Total cost of revenues for the nine months ended September 30, 2003 was $15.1 million, decreasing 3% from $15.6 million in the nine months ended September 30, 2002. The gross margin increased to 69% in the three months ended September 30, 2003 from 66% in the comparable period in 2002. For the nine months ended September 30, 2003, the gross margin increased to 68% from 66% in the comparable period in 2002. The gross margin increase in both the three and nine months ended September 30, 2003 was due to improvements in the outsourcing and professional services margins, offset by decreases in the margins for software licenses.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization of expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses for the three months ended September 30, 2003 was $431,000, increasing 41% from $306,000 in the same period in 2002, and represented 14% and 8%, respectively, of license revenues in those periods. Cost of software licenses for the nine months ended September 30, 2003 was $1.4 million, increasing 47% from $934,000 in the nine months ended September 30, 2002, and represented 14% and 9% of license revenues in those periods, respectively. The increases in costs for both the three and nine months ended September 30, 2003 were mainly due to the increase in amortization of completed technology associated with the acquisition of DBC.

Cost of Maintenance. Cost of maintenance revenues consists primarily of technical customer support and engineering costs associated with product and regulatory updates. The cost of maintenance for the three months ended September 30, 2003 was $1.5 million, increasing 19% from $1.3 million in the three months ended September 30, 2002, and represented 19% of maintenance revenues in each of those periods. The cost of maintenance for the nine months ended September 30, 2003 was $4.5 million, increasing 10% from $4.1 million in the nine months ended September 30, 2002, and represented 19% and 20%, respectively, of maintenance revenues in those periods. The increases for both the three and nine months ended September 30, 2003 were primarily due to the DBC acquisition partially offset by decreased costs as a result of improved efficiencies and cost reductions initiated in 2002.

Cost of Professional Services. Cost of professional services revenues consists primarily of costs related to personnel utilized to provide implementation, conversion and training services to the Company's software licensees, as well as system integration, custom programming, and actuarial consulting services. The cost of professional services revenues for the three months ended September 30, 2003 was $1.0 million, decreasing 26% from $1.4 million in the same period in 2002, and represented 59% and 85% of professional service revenues in those periods, respectively. Cost of professional services revenues for the nine months ended September 30, 2003 was $3.3 million, decreasing 20% from $4.1 million in the nine months ended September 30, 2002, and represented 71% and 80% of professional services revenues in those periods, respectively. In the first quarter of 2003, the Company reduced its professional consulting organization and associated costs due to the decrease in demand for the Company's implementation and consulting services.

Cost of Outsourcing. Cost of outsourcing revenues consists primarily of costs related to personnel utilized in servicing the Company's outsourcing clients. The cost of outsourcing revenues for the three months ended September 30, 2003 was $1.9 million, decreasing 10% from $2.1 million in the same period in 2002, and represented 59% and 70% of outsourcing revenues in those quarters, respectively. Cost of outsourcing for the nine months ended September 30, 2003 was $6.0 million, decreasing 8% from $6.5 million in the same period in 2002, and represented 62% and 67% of outsourcing revenues in those periods, respectively. The decrease in costs of outsourcing in dollars, and as a percentage of outsourcing revenues, was due primarily to improved operating efficiencies and the resulting decrease in costs of supporting the Company's outsourcing business.

Operating Expenses

Total operating expenses for the three months ended September 30, 2003 were $6.5 million, decreasing 3% from $6.7 million in the three months ended September 30, 2002, and represented 41% and 44% of total revenues in those periods, respectively. Total operating expenses for the nine months ended September 30, 2003 were $20.2 million, decreasing 14% from $23.4 million in the nine months ended September 30, 2002, and represented 42% and 51% of total revenues in those periods, respectively. Included in the nine-month 2002 expenses is a $1.7 million write-off of purchased in-process research and development associated with the Company's acquisition of Real-Time in the first quarter. The decrease in operating expenses was primarily due to the cost reduction steps the Company has undertaken to align its personnel and operating expenses with revenues and decreases in depreciation and travel expenses, offset by the addition of operating expenses of the DBC business and an increase in bad debt expense.

Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of the Company's products, including salaries, commissions, and travel and entertainment. Such expenses also include the cost of branch sales offices, advertising, trade shows, and marketing and promotional materials. Selling and marketing expenses for the three months ended September 30, 2003 were $2.2 million, increasing 11% from $2.0 million in the three months ended September 30, 2002, and represented 14% and 13%, respectively, of total revenues for those periods. Selling and marketing expenses for the nine months ended September 30, 2003 were $6.3 million, decreasing 11% from $7.1 million in the same period in 2002, and represented 13% and 15%, respectively, of total revenues for those periods. The increase for the three months ended September 30, 2003 was mainly due to additional costs as a result of the DBC acquisition and third-party commissions. The decrease for the nine months ended September 30, 2003 was mainly due to lower personnel-related costs associated with the reduction in the number of marketing personnel, and lower marketing and promotional and travel costs offset by additional costs as a result of the acquisition of DBC.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses for the three months ended September 30, 2003 were $2.6 million, decreasing 6% from $2.8 million in the three months ended September 30, 2002, and represented 16% and 19% of total revenues in those periods, respectively. Research and development expenses for the nine months ended September 30, 2003 were $8.5 million, decreasing 3% from $8.8 million in the same period in 2002, and represented 18% and 19%, respectively, of total revenues for those periods. The decrease was mainly due to cost reductions in personnel and lower travel costs partially offset by DBC-related costs.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses for the three months ended September 30, 2003 were $1.7 million, decreasing 11% from $1.9 million in the three months ended September 30, 2002, and represented 11% and 13%, respectively, of total revenues for those periods. General and administrative expenses for the nine months ended September 30, 2003 were $5.3 million, decreasing 9% from $5.8 million in the same period in 2002, and represented 11% and 13%, respectively, of total revenues for those periods. The decrease for the three months ended September 30, 2003 was primarily due to lower personnel-related costs and operating expenses. The decrease for the nine months ended September 30, 2003 was mainly attributable to lower personnel-related costs, a reduction in depreciation and lower operating expenses partially offset by an increase in bad debt expense.

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

Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income and other non-operational income and expenses. Interest income for the three months ended September 30, 2003 was $223,000, decreasing 31% from $323,000 in the same period in 2002. Interest income for the nine months ended September 30, 2003 was $707,000, decreasing 39% from $1.2 million in the same period in 2002. The decreases in interest income for both the three and nine months ended September 30, 2003 were primarily due to lower market interest rates on investments. Included in other expense, net for the three and nine months ended September 30, 2003 were gains on sales of investments of $171,000 and $259,000, respectively. Included in other expense, net for the nine months ended

September 30, 2002 was a non-operational $854,000 impairment charge associated with the decline in the market value of bonds held in the Company's investment portfolio and a gain of $486,000 resulting from the sale of marketable securities.

Provision for Income Taxes. The Company had an effective tax rate of 39% and 40% in the nine months ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities at September 30, 2003 were $48.4 million, which is an increase of $6.7 million from the $41.7 million at December 31, 2002. The increase was primarily due to earnings, accounts receivable collections and proceeds from the exercise of employee options partially offset by cash used under the Company's stock repurchase program.

Net cash provided by operating activities was $16.4 million for the nine months ended September 30, 2003. Cash provided by operating activities was primarily due to earnings adjusted for non-cash items, a decrease in accounts receivable and an increase in deferred maintenance and other revenues. These items were partially offset by a decrease in accrued expenses.

Investing activities used net cash of $2.5 million for the nine months ended September 30, 2003. Cash used in investing activities was primarily due to $1.8 million in net purchases of marketable securities.

Financing activities used net cash of $10.6 million for the nine months ended September 30, 2003. Cash used in financing activities was primarily due to the Company's activities under its stock repurchase program partially offset by proceeds from the exercise of employee options. The Company repurchased 998,000 shares of common stock for treasury in the nine months ended September 30, 2003 for a total cost of $14.2 million. Also during the nine months ended September 30, 2003, the Company began paying semi-annual dividends on its common stock. Dividend payments for the period totaled $1.2 million.

The Company believes that its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. As of September 30, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

PRODUCT CONCENTRATION. To date, substantially all of the Company's revenues have been attributable to the licensing of its CAMRA, AdvisorWare, SKYLINE, and LMS software and the provision of maintenance and professional services in support of such software. The Company expects that the revenues from these software products will continue to account for a significant portion of its total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company invoices customers primarily in U.S. dollars and in local currency in those countries in which the Company has branch and subsidiary operations. The Company is exposed to foreign currency exchange rate fluctuations from the time customers are invoiced in local currency until collection occurs. Through September 30, 2003, foreign currency exchange rate fluctuations have not had a material effect on the Company's financial position or results of operation, and therefore the Company believes that its potential foreign currency exchange rate exposure is not material.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by the Company to assess and minimize risk discussed above should not be considered projections of future events or losses.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

b. On July 16, 2003, the Company furnished a Current Report on Form 8-K, dated July 16, 2003, to report under Item 9 (Regulation FD Disclosure (Information Furnished Pursuant to Item 12, "Results of Operations and Financial Condition")) the Company's press release announcing the second quarter results.

         On August 1, 2003, the Company filed a Current Report on Form 8-K, dated July 31, 2003, to report under Item 5 (Other Events and Regulation FD Disclosure) that the Company's Board of Directors had declared a semi-annual cash dividend of $0.10 per share on its common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SS&C TECHNOLOGIES, INC.

Date: November 14, 2003             By: /s/ Patrick J. Pedonti

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