Form 10-K
period 2003-12-31
SS&C TECHNOLOGIES INC
filed 2004-03-12
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28430

SS&C Technologies, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	06-1169696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Lamberton Road

Windsor, CT 06095
(Address of Principal Executive Offices, Including Zip Code)

860-298-4500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant in an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     As of June 30, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $118,935,000 based on the closing sale price per share of the Registrant’s Common Stock on the Nasdaq National Market on such date.

     As of March 8, 2004, 18,750,996 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

     Part III — Portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s annual meeting of stockholders to be held on May 20, 2004.

SS&C TECHNOLOGIES, INC.

YEAR 2003 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING INFORMATION

      This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors discussed under the caption “Certain Factors That May Affect Future Operating Results” in Item 7, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

      AdvisorWare, DBC, Heatmaps, HedgeWare, PortPro, Quantra and TradeDesk are registered trademarks; Altair, AnalyticsExpress, Antares, CAMRA, CAMRA D Class, Debt & Derivatives, Finesse, Lightning, LMS, Mabel, PTS, SKYLINE II, The BANC Mall and Total Return are trademarks; and SS&C Direct is a service mark of SS&C Technologies, Inc. or one of its subsidiaries. All other trademarks or trade names referred to in this annual report are the property of their respective owners.

      Unless the context otherwise requires, all share and per share numbers in this annual report give effect to our three-for-two common stock split in the form of a common stock dividend, which was payable on March 5, 2004 to stockholders of record as of February 20, 2004.

      We use the terms “SS&C”, the “company”, “we”, “us” and “our” in this annual report to refer to SS&C Technologies, Inc. and its subsidiaries, unless the context requires otherwise.

PART I

Item 1.	Business

Overview

      SS&C Technologies, Inc. is a leading provider of software, business process outsourcing (BPO) services and application service provider (ASP) solutions to the financial services industry. We deliver a broad range of highly specialized software products and services that provide mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. We provide our products and related services in seven vertical markets in the financial services industry:

•	insurance entities and pension funds,

•	institutional asset management,

•	hedge funds and family offices,

•	financial institutions, such as retail banks and credit unions,

•	commercial lending,

•	real estate property management, and

•	municipal finance.

Our clients include some of the largest and most well recognized entities in the financial services industry, who manage in the aggregate over $4 trillion in assets.

      For financial information relating to our business, including geographic information, please see our consolidated financial statements, including the notes thereto.

Industry Background

      The financial services industry is a large market that is expected to grow significantly over the next several years. According to Empirical Research Partners, the total financial assets under management in the U.S. were $18 trillion in 2002, and are expected to grow to $26 trillion in 2007, a compound annual growth rate of 8%.

      The financial services industry traditionally invests more heavily in information technology, or IT, than other industries, and as the financial services market grows, IT budgets are expected to increase. According to a January 2004 IDC report, the banking, insurance and financial services markets are expected to spend $83 billion on IT in 2004. Of the $83 billion, $62 billion is expected to be spent on software and services in 2004, which is expected to grow at a compound annual growth rate of over 6% to $75 billion in 2007.

      Today’s participants in the financial services industry face a number of challenges, including:

•	rapidly changing market conditions,

•	increasing transaction volumes with shorter settlement cycles,

•	fierce competition,

•	constantly evolving regulatory requirements with increasing regulatory oversight, and

•	an increasing number, and greater complexity, of asset classes and securities products.

      Many financial services organizations face an increasing gap between the amount and complexity of data that they must analyze and control and their finite IT resources. Financial services organizations rely in large part on internal IT departments to supply the systems required to meet their information analysis requirements. Typically, the systems used are a mix of internally developed programs implemented on expensive mainframes and externally developed software applications deployed in a distributed computing environment. These systems require large IT departments, are expensive to implement, support and modify, have limited interoperability and often cannot fully support specialized asset classes or regulatory compliance and reporting. To meet their requirements, financial services organizations require flexible, cost-effective, rapidly deployable systems that support informed, real-time business decision making and regulatory compliance.

The SS&C Solution

      We offer a family of highly specialized, mission-critical software and services that help automate and simplify information management, analysis, accounting, reporting and compliance for investment professionals in a broad range of financial services segments. We have designed our solutions to improve the effectiveness of decision making by executives, portfolio managers and other investment professionals by allowing them to rapidly access, manage and analyze large amounts of transactions-based data both in the aggregate and in detail. We also provide our clients with comprehensive professional service and support organizations that facilitate successful product implementation and provide ongoing training and support.

      Our clients choose us because we offer the following benefits:

•	Range of Solution Delivery Methods. Our solution delivery methods include licenses, BPO services, ASP solutions, or “blended” solutions that allow clients to take advantage of our technology in the manner best suited to their individual needs.

•	Rapidly Deployable and Cost-Effective Outsourcing Solutions. By offering outsourcing solutions that can be easily and rapidly deployed, we allow our clients to meet the challenges of a rapidly changing industry and regulatory environment in a cost-effective manner.

•	Deep Vertical Market Expertise. Our deep vertical market experience enables us to provide advanced quantitative analytical tools tailored to the requirements of particular industry segments or asset classes. We maintain and market these tools based on our robust technology and highly specialized knowledge and expertise.

•	Scalability and Flexibility. We provide highly scalable and flexible solutions addressing our clients’ requirements and priorities, regardless of client size, organizational structure and number of relevant portfolios, securities types, asset classes, accounting methods or regulatory regimes.

•	End-to-End Solutions. Our integrated end-to-end solutions enable straight-through processing, which provides integration of front-end trading and modeling — straight through to portfolio management, compliance and reporting — to back-office processing, clearing and accounting.

•	Global Presence. We are strategically positioned in the global financial services marketplace, with a presence in North America, Europe and Asia Pacific, allowing us to better serve the needs of our international clients.

      Our products help enable users to efficiently and rapidly analyze and manage information, increase productivity, reduce costs and devote more time to critical business decisions rather than administrative, reporting and compliance matters.

Our Strategy

      Our goal is to be the leading provider of superior technology solutions to the financial services industry. To achieve our goal, we intend to:

      Maintain Our Commitment to the Highest Level of Client Service. We believe that one of the factors that distinguishes us from our competition is our commitment to the highest level of client service. Our clients include large, sophisticated institutions with complex systems and requirements, and we understand the importance of providing them with both the experience of our senior management and the subject matter expertise of our sales, professional services and support staffs. Our commitment begins with our senior management team. Our top three executives have in the aggregate over 50 years of experience in the software and financial services industries and actively participate in creating and building client relationships. For each solution deployment, we analyze our client’s needs and assemble a team of appropriate industry vertical and technical experts who can quickly and efficiently deliver tailored solutions to the client. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. We believe that the individual attention and industry expertise provided by our senior management and staff help solidify strong relationships with our clients. Our strong client relationships in turn build client loyalty, including a base of clients who are more likely to buy our other products and services and serve as references for future clients.

      Leverage Our Existing Client Relationships. We intend to continue to expand the scope of existing client relationships by marketing and delivering the full range of our capabilities to our clients. Our clients include many large and sophisticated organizations in the financial services industry with extensive, highly specialized software and service needs across the multiple vertical markets we serve. Our business with existing clients generally increases along with the volume of assets that they manage. We can also provide additional modules or features to the products and services currently used by our clients as well as “cross sell” products and services that may address our clients’ other information management, analysis, trading, accounting, reporting or compliance needs. For instance, users of our CAMRA asset management product may also have a need for our Antares trading product or our AnalyticsExpress financial modeling product. Our critical understanding of our clients’ businesses is a competitive advantage in capturing additional sales opportunities in our referenceable client base.

      Grow Our Outsourcing Business and Increase Our Recurring Revenues. We plan to further increase our recurring revenue streams from our outsourcing solutions and maintenance services, because they provide us with greater predictability in the operation of our business and enable us to build valued relationships with our clients. We believe that our outsourcing services provide an attractive alternative to clients that do not wish to install, run and maintain complicated financial software. We generally provide our outsourcing services under three- to five-year contracts with minimum fee commitments that are often renewed at the expiration of their terms. Our outsourcing revenues under these contracts are predictable and recurring. Our outsourcing revenues increased from $6.3 million, or 11.2% of total revenues, in 2001 to $13.2 million, or 20.2% of total revenues, in 2003. Maintenance revenues also provide another source of recurring revenues and represented 47.8% of total revenues in 2003.

      Continue to Address the Specialized Needs of the Financial Services Industry. We have accumulated substantial financial expertise since our founding in 1986 through close working relationships with our clients, resulting in a deep knowledge base that enables us to respond to their most complex financial, accounting, actuarial, tax and regulatory needs. We intend to build on this expertise by continuing to offer products and services that address the highly specialized needs of the financial services industry. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services that meet global market demands while also providing integrated, “straight thru” processing for improved productivity, reduced manual intervention and bottom-line savings.

      Capitalize on Acquisition Opportunities. We employ a disciplined and highly focused acquisition strategy in which we seek to acquire businesses, products and technologies in our existing or complementary vertical markets. We believe that the market for financial services software and services is highly fragmented and rapidly evolving, with many new product introductions and industry participants. These factors create both the need and the opportunity to effect strategic transactions to increase the breadth and depth of our product and service offerings and capitalize on evolving market opportunities. Our experienced senior management team leads a rigorous evaluation of our acquisition candidates to ensure that they satisfy our product or service needs and can be integrated with our business while meeting our financial metrics, including expected return on investment.

Our Acquisitions

      Since 1995, we have acquired more than a dozen businesses within our industry. We generally seek to acquire companies that:

•	provide complementary products or services in the financial services industry,

•	address a highly specialized problem or a market niche in the financial services industry,

•	have solutions that lend themselves to being delivered as either a BPO service or an ASP solution,

•	possess proven technology and an established client base that will provide a source of ongoing revenue and to whom we may be able to sell existing products and services, and

•	satisfy our financial metrics, including expected return on investment.

      Our senior management receives numerous acquisition proposals and chooses to evaluate several proposals each quarter. We receive referrals from several sources, including clients, investment banks and industry contacts. We believe based on our experience that there are numerous solution providers addressing highly particularized financial services needs or providing specialized services that would meet our acquisition criteria.

      Below is a table summarizing our acquisitions.

			Acquired Products and
Date	Acquired Business	Contract Purchase Price	Services Currently Offered

March 1995	Chalke	$10,000,000	PTS

November 1997	Mabel Systems	$850,000 and 109,224 shares of common stock	Mabel

December 1997	Shepro Braun Systems	1,500,000 shares of common stock	Total Return, Antares

March 1998	Quantra	$2,269,800 and 819,028 shares of common stock	Skyline

April 1998	The Savid Group	$821,500	Debt & Derivatives

March 1999	HedgeWare	1,028,524 shares of common stock	AdvisorWare

March 1999	Brookside	41,400 shares of common stock	Consulting services

November 2001	Digital Visions	$1,350,000	PortPro, The BANC Mall, PALMS

January 2002	Real-Time, USA	$4,000,000	Real-Time, Lightning

November 2002	DBC	$4,500,000	Municipal finance products

December 2003	Amicorp Fund Services	$1,800,000	Fund services

January 2004	Investment Advisory Network	$3,000,000	Compass, Portfolio Manager

February 2004	NeoVision Hypersystems	$1,600,000	Heatmaps

      Many of our acquisitions have enabled us to expand our product and services offerings into new markets or client bases. For example, with our acquisitions of Shepro Braun Systems and HedgeWare we began providing portfolio management and accounting software to the hedge funds and family offices market. We began offering property management products to the real estate property management industry after we acquired Quantra and started selling financial modeling products to the municipal finance market after the DBC acquisition.

Products and Services

      We offer a family of application software products and services designed to address the requirements of professionals in the financial services industry and meet the day-to-day processing needs of a broad range of users within financial services organizations.

      The following chart summarizes our principal products and services, typical users and the vertical markets each product serves:

PRODUCTS AND SERVICES	TYPICAL USERS	VERTICAL MARKETS SERVED

Portfolio Management/Accounting AdvisorWare Altair CAMRA CAMRA D Class Debt & Derivatives Lightning Mabel PortPro SS&C Direct SS&C Fund Services Total Return	Portfolio Managers Asset Managers Fund Administrators Investment Advisors Accountants Auditors	Financial Institutions Hedge Funds and Family Offices Institutional Asset Management Insurance Companies and Pension Funds Municipal Finance

Trading Antares TradeDesk	Securities Traders	Financial Institutions Hedge Funds and Family Offices Institutional Asset Management Insurance Companies and Pension Funds

Financial Modeling AnalyticsExpress Finesse PTS DBC (family of products)	CEO/ CFOs Risk Managers Actuarial Professionals Bank Asset/ Liability Managers Investment Bankers State/ Local Treasury Staff Financial Advisors	Insurance Companies and Pension Funds Municipal Finance

Lending/ Leasing LMS The BANC Mall	Mortgage Originators Commercial Lenders Mortgage Loan Servicers Mortgage Loan Portfolio Managers Real Estate Investment Managers Bank/ Credit Union Loan Officers	Commercial Lending Financial Institutions Institutional Asset Management Insurance Companies and Pension Funds

Property Management SKYLINE II	Real Estate Investment Managers Real Estate Leasing Agents Real Estate Property Managers	Real Estate Leasing/Property Management

Portfolio Management/ Accounting

      Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions.

      AdvisorWare. AdvisorWare software supports hedge funds and family offices with sophisticated global investment, trading and management concerns, and/or complex financial, tax, partnership and allocation reporting requirements. It delivers comprehensive multi-currency investment management, financial reporting, performance fee calculations, net asset value calculations, contact management and partnership accounting in a straight-through processing environment.

      Altair; Mabel. Altair software is a portfolio management system designed for companies that are looking for a solution that meets Benelux market requirements, and want client/server architecture with SQL support. We sell Altair primarily to European asset managers, stockbrokers, custodians, banks, pension funds and insurance companies. Altair supports a full range of financial instruments, including fixed income, equities, real estate investments and alternative investment vehicles.

      We offer Mabel to smaller-sized companies that are looking for a portfolio management system that meets Benelux market requirements and provides a range of functionality but do not need client/server architecture with SQL support. We sell Mabel to the same types of clients as Altair, and Mabel supports the same financial investments.

      CAMRA. CAMRA (Complete Asset Management, Reporting and Accounting) software supports the integrated management of asset portfolios by investment professionals operating across a wide range of institutional investment entities. CAMRA is a 32-bit, multi-user, integrated solution tailored to support the entire portfolio management function, and includes features to execute, account for and report on all typical securities transactions.

      We have designed CAMRA to account for all activities of the investment operation and to continually update investment information through the processing of day-to-day securities transactions. CAMRA maintains transactions and holdings and stores the results of most accounting calculations in its open, relational database, providing user-friendly, flexible data access and supporting data warehousing.

      CAMRA offers a broad range of integrated modules that can support specific client requirements, such as TBA dollar rolls, trading, compliance monitoring, net asset value calculations, performance measurement, fee calculations and reporting.

      In 2002, we introduced the CAMRA D Class product for smaller U.S. insurance companies that need to account for their trades and holdings and comply with statutory reporting requirements, but do not require a software application as sophisticated as CAMRA.

      Debt & Derivatives. Debt & Derivatives is a comprehensive financial application software package designed to process and analyze all activities relating to derivative and debt portfolios, including pricing, valuation and risk analysis, derivative processing, accounting, management reporting and regulatory reporting.

      We have designed Debt & Derivatives to deliver real-time transaction processing to treasury and investment professionals, including traders, operations staff, accountants and auditors.

      Lightning. Lightning is a comprehensive ASP solution supporting the front-, middle- and back-office processing needs of commercial banks and broker-dealers of all sizes and complexity. Lightning fully automates a number of processes, including:

•	trading,

•	sales,

•	funding,

•	accounting,

•	risk analysis,

•	asset/liability management,

•	portfolio management, and

•	safekeeping.

      Lightning also provides comprehensive regulatory reporting and books and records maintenance for various regulatory regimes.

      PortPro. PortPro is a suite of Internet-based information tools available on an ASP basis that help financial institutions effectively measure, analyze and manage balance sheets and investment portfolios. The PortPro suite includes:

•	PortPro Bond Accounting — Manages bond portfolios and provides accurate accounting and performance results.

•	PortPro Analytics — Provides performance and risk analysis of investment portfolios, including interest rate risk reporting, pre-purchase and swap analysis tools and stress testing.

•	PortPro PALMS (Portfolio Asset Liability Management System) — Manages and analyzes a financial institution’s balance sheet.

      SS&C Direct. We provide comprehensive ASP/ BPO services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. The SS&C Direct service includes:

•	hosting of a company’s application software,

•	automated workflow integration,

•	automated quality control mechanisms, and

•	extensive interface and connectivity services to custodian banks, data service providers, depositories and other external entities.

      SS&C Direct’s Outsourced Investment Accounting Services option includes comprehensive investment accounting and investment operations services for sophisticated, global organizations.

      SS&C Fund Services. With our acquisition of Amicorp Group’s fund services business in December 2003, we now provide administrative, financial, corporate and management services to international and U.S. domestic alternative investment funds. SS&C Fund Services offers fund manager services, transfer agency services, fund of funds services and accounting and processing. SS&C Fund Services also assists clients in establishing various types of funds, including:

•	hedge funds,

•	investment companies,

•	private equity structures,

•	umbrella funds,

•	multi-manager funds,

•	fund of funds, and

•	partnership structures.

      Total Return. Total Return is a portfolio management and partnership accounting system directed toward the hedge fund and family office markets. It is a multi-currency system, designed to provide financial and tax accounting and reporting for businesses with high transaction volumes.

Trading

      Our comprehensive trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Automated, real-time trading is available to clients on a license or ASP basis.

      Antares. Antares is a comprehensive, real-time, event-driven trading and profit and loss reporting system designed to integrate trade modeling with trade order management. Antares enables clients to trade and report fixed-income, equities, foreign exchange, futures, options, repos and many other instruments across different asset classes.

      TradeDesk. TradeDesk is a comprehensive paperless trading system that automates front- and middle-office aspects of fixed-income transaction processing. In particular, TradeDesk enables clients to automate ticket entry, confirmation and access to offerings and provides clients with immediate, on-line access to complete client information and holdings.

Financial Modeling

      We offer several powerful analytical software and financial modeling applications for the insurance industry. We also provide analytical software and services to the municipal finance marketplace.

      AnalyticsExpress. AnalyticsExpress is a reporting and data visualization tool that translates actuarial analysis into meaningful management information. AnalyticsExpress brings flexibility to the reporting process and allows clients to:

•	analyze and present output at varying levels of detail,

•	create high-level reports and charts, and

•	separate management information into a multitude of detailed reports.

      Finesse. Finesse is a financial simulation tool for the property/casualty insurance industry that uses the principles of dynamic financial analysis. Finesse measures multiple future risk scenarios to provide a more accurate picture of financial risk. Designed to generate iterative computer-simulated scenarios, Finesse helps clients:

•	model operating results,

•	gauge the effects of reinsurance,

•	validate pricing,

•	value business transactions, such as mergers and acquisitions,

•	measure the impact of new products,

•	predict cash flows,

•	analyze the impact of investment decisions, and

•	improve the overall strategic planning process.

      PTS. PTS is a pricing and financial modeling tool for life insurance companies. PTS provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex set of options and covenants frequently encountered in insurance contracts or comparable agreements.

      DBC Product Suite. We are a leading provider of analytical software and services to the municipal finance community. Our suite of DBC products addresses a broad spectrum of municipal finance concerns, including:

•	general bond structures,

•	revenue bonds,

•	housing bonds,

•	student loans, and

•	Federal Housing Administration-insured revenue bonds and securitizations.

      Our DBC products also deliver solutions for debt structuring, cash flow modeling and database management. Typical users of our DBC products include investment banks, municipal issuers and financial advisors for structuring new issues, securitizations, strategic planning and asset/liability management.

Lending and Leasing

      Our products that support lending and leasing activities are LMS and The BANC Mall.

      LMS Loan Suite. In 2003, we introduced the LMS Loan Suite, a single database application that provides comprehensive loan management throughout the life cycle of a loan, from the initial request to final disposition. We have structured the flexible design of the LMS Loan Suite to meet the most complex needs of commercial lenders and servicers worldwide. The LMS Loan Suite includes both the LMS Originator and the LMS Servicer, facilitating fully integrated loan portfolio processing.

      The BANC Mall. The BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. The BANC Mall provides, on an ASP basis, on-line lending, leasing and research tools that deliver streamlined credit processing. Clients use The BANC Mall on a fee-for-service basis to access more than a dozen data providers.

Real Estate Property Management

      SKYLINE II. SKYLINE II is a comprehensive property management system that simplifies real estate property management by providing a single-source view of all real estate holdings. SKYLINE II functions as an integrated lease administration system, a historical property/portfolio knowledge base and a robust accounting and financial reporting system, enabling users to track each property managed, including data on specific units and tenants. In 2003, we released the fully integrated SKYLINE II Residential module designed to provide a front-end residential marketing solution. SKYLINE II Residential provides for:

•	prospect source campaign management,

•	campaign setup and tracking,

•	online unit tracking and traffic monitoring,

•	applicant processing, and

•	lease and move-in processing.

Product Delivery Options

      Our products are available via license, BPO, ASP or “blended” solutions. Clients looking to outsource investment accounting operations, or needing a blended solution, work with SS&C Direct and SS&C Fund Services. Several of our product offerings are available via ASP only: Lightning, PortPro, TradeDesk, TradePath and The BANC Mall. These products enable smaller institutions, such as community banks and credit unions, to access sophisticated functionality that previously had been available only to our larger institutional clients.

      The prices of our products and services vary depending upon the features being provided, the number of users, the assets under management and, with respect to our outsourcing solutions, the transaction volume. SS&C Direct and SS&C Fund Services strive to price their delivery options to make them competitive with other offerings in the marketplace.

Professional Services

      We offer a range of professional services to assist clients in implementing our software products, including the initial installation of the system, conversion of historical data and ongoing training and support. Our consulting team works closely with the client to ensure the smooth transition and operation of our systems. Consultants have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets.

Product Support

      We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the Solution Center, a website that serves as an exclusive on-line community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. We regularly distribute via the Internet our Software and Services e.BRIEFINGs, which are industry-specific articles targeted to participants in our seven vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include both regularly hosted classroom instruction and online client seminars, or “webinars,” that address current, often technical issues in the financial services industry, such as “Price Behavior Curves” and “Option Pricing Methodology”.

      Clients receive the latest product information via the Internet. We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter), to meet industry reporting obligations and other processing requirements.

Clients

      We have a global client base of financial services enterprises and other organizations that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include financial institutions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance professionals, real estate lenders and asset managers.

Case Study

      LSV Asset Management. LSV Asset Management is a quantitative value equity manager providing active management for institutional investors through the application of proprietary investment models. Founded in 1994 and located in Chicago, LSV offers a variety of value equity strategies for institutional investors. LSV sought a solution that could support its strategic plan to grow its core business without investing heavily in costly and resource-intensive back-office systems, technology and staff. In 1998, we licensed Antares to LSV for its trade order management needs and provided our SS&C Direct outsourcing services for LSV’s portfolio accounting, custodian reconciliation and reporting requirements. In 1998, LSV had $4 billion of assets under management in 75 portfolios with an operations staff of five. As of December 31, 2003, LSV had $19 billion of assets under management, an increase of 375%, and managed 300 portfolios in 15 currencies with an operations staff of seven. Our outsourcing service has supported LSV’s growth in both volume and complexity without accelerating the costs typically associated with this level of growth.

Sales and Marketing

      We believe a direct sales organization is essential to the successful implementation of our business strategy, given the complexity and importance of the operations and information managed by our products, the extensive regulatory and reporting requirements of each industry, and the unique dynamics of each vertical market. Our dedicated direct sales and support personnel continually undergo extensive product and sales training, and are located in our various sales offices worldwide. We also use telemarketing to support sales of our real estate property management products and work through alliance partners who sell our ASP solution to their correspondent banking clients in the financial institutions market.

      Our marketing personnel are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. Our marketing activities include:

•	content-rich, periodic Software and Services e.BRIEFINGs targeted at clients and prospects in each of our vertical markets,

•	Internet marketing,

•	seminars and webinars,

•	trade shows,

•	conferences, and

•	public relations efforts.

      The marketing department also supports the sales force with appropriate documentation or electronic materials for use during the sales process.

Product Development and Engineering

      We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to insure a high degree of product functionality and quality. Maintaining and improving the integrity and quality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources, and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2001, 2002 and 2003 were $11.3 million, $11.8 million and $11.2 million, respectively.

      Our research and development engineers work closely with our marketing and support personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. We have generally issued a major functional release of our core products during the second or third quarter of each fiscal year, including functional enhancements, as well as an annual fourth quarter release to reflect evolving regulatory changes in time to meet clients’ year-end reporting requirements.

Competition

      The market for institutional and financial management software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms. The major competitors in our primary markets include:

•	Insurance entities and pension funds: Princeton Financial Systems (subsidiary of State Street Bank), Bloomberg, Charles River, Classic Solutions/ Tillinghast, DFA Capital Management and SunGard.

•	Institutional asset management: Bloomberg, Charles River, Eagle Investment Systems (subsidiary of Mellon Financial Company), Financial Models Corporation, Macgregor and Thomson Financial.

•	Hedge funds and family offices: Advent Software, EZ Castle, Globe Ops and IMS.

•	Financial institutions: ADP, SunGard, Thomson Financial and TPG.

•	Commercial lending: McCracken (subsidiary of GMAC), Midland Loan Services (subsidiary of PNC Financial Services), Princeton Financial Systems and Synergy Software.

•	Real estate property management: MRI (subsidiary of Intuit), Best Software and Yardi.

•	Municipal finance: Ferrand Jordan and Prescient Software.

      We believe we compete on the basis of:

•	consistent product performance,

•	broad, demonstrated functionality,

•	ease of use,

•	scalability,

•	integration capabilities,

•	product and company reputation,

•	client service and support, and

•	price.

Proprietary Rights

      We rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks” in “Certain Factors That May Affect Future Operating Results.”

      Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

      As of December 31, 2003, we had 318 full-time employees, consisting of:

•	85 employees in research and development,

•	87 employees in consulting and services,

•	51 employees in sales and marketing,

•	51 employees in client support, and

•	44 employees in finance and administration.

      As of December 31, 2003, 54 of our employees were in our international operations. None of our employees is covered by any collective bargaining agreement. In the opinion of management, we have a good relationship with our employees.

      During the first quarter of 2004, we added an aggregate of 25 employees as a result of our acquisitions of IAN and NeoVision.

Additional Information

      We were organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095. The telephone number of our principal executive offices is (860) 298-4500.

      Our Internet address is www.ssctech.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.

Item 2.	Properties

      We lease our corporate offices, which consist of 73,000 square feet of office space located in Windsor, Connecticut. The initial lease term expires in 2008, and we have the right to extend the lease for one additional term of five years. We utilize facilities and offices in seven locations in the United States and have offices in London, England; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Singapore; Tokyo, Japan and Curacao, the Netherlands Antilles.

Item 3.	Legal Proceedings

      From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of our management, we are not involved in any litigation or proceedings by third parties that our management believes could have a material effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

Executive Officers of the Registrant

      Our executive officers and their respective ages and positions as of February 29, 2004 are as follows:

Name	Age	Position

William C. Stone	48	President, Chief Executive Officer and Chairman of the Board of Directors
Normand A. Boulanger	42	Executive Vice President and Chief Operating Officer
Patrick J. Pedonti	52	Senior Vice President and Chief Financial Officer
Stephen V. R. Whitman	57	Senior Vice President and General Counsel

      William C. Stone founded SS&C in 1986 and has served as chairman of the board of directors and chief executive officer since our inception. He also has served as our president from inception through April 1997 and from March 1999. Prior to founding SS&C, Mr. Stone directed the financial services consulting practice of KPMG LLP, an accounting firm, in Hartford, Connecticut and was vice president of administration and special investment services at Advest, Inc., a financial services company.

      Normand A. Boulanger has served as our executive vice president and chief operating officer since October 2001. Prior to that, Mr. Boulanger served as our senior vice president, SS&C Direct from March 2000 to September 2001, vice president, SS&C Direct from April 1999 to February 2000, vice president of professional services for the Americas, from July 1996 to April 1999, and director of consulting from March 1994 to July 1996. Prior to joining SS&C, Mr. Boulanger served as director of investment operations for The Travelers, now a Citigroup organization, from September 1986 to March 1994.

      Patrick J. Pedonti has served as our senior vice president and chief financial officer since August 2002. Prior to that, Mr. Pedonti served as our vice president and treasurer from May 1999 to August 2002. Prior to joining SS&C, Mr. Pedonti served as vice president and chief financial officer for Accent Color Sciences, Inc., a company specializing in high-speed color printing, from January 1997 to May 1999.

      Stephen V. R. Whitman has served as our senior vice president and general counsel since June 2002. Prior to joining SS&C, Mr. Whitman served as an attorney for PA Consulting Group, an international management consulting company headquartered in the United Kingdom, from November 2000 to December 2001. Prior to that, Mr. Whitman served as senior vice president and general counsel of Hagler Bailly, Inc., a publicly traded international consulting company to the energy and network industries, from October 1998 to October 2000 and as vice president and general counsel from July 1997 to October 1998.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been trading on the Nasdaq National Market under the symbol “SSNC” since our initial public offering of common stock on May 31, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of common stock as reported on the Nasdaq National Market:

	Fiscal 2003		Fiscal 2002
	Price Range(1)		Price Range(1)

Quarter	High	Low	High	Low

First	$8.37	$5.83	$6.93	$4.69
Second	11.39	7.74	9.73	6.73
Third	14.08	10.40	9.47	4.93
Fourth	21.95	12.40	7.87	4.93

(1)	Amounts have been restated to reflect our three-for-two common stock split in the form of a common stock dividend, effective on March 5, 2004.

      There were 49 stockholders of record of our common stock as of March 8, 2004. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers or other nominees.

      In July 2003, our board of directors declared its first semi-annual cash dividend of $0.067 per share of common stock, which was paid in September 2003. On February 5, 2004, our board of directors declared a $0.07 cash dividend per share of common stock, payable on or about March 24, 2004 to stockholders of record as of March 10, 2004. Although we expect to declare cash dividends in the future, various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, will affect our decision-making process.

Item 6.	Selected Financial Data

      The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

	December 31,

	1999	2000	2001(2)	2002(3)	2003(4)

	(In thousands)
Statement of Operations Data:
Revenues	$68,503	$61,406	$56,369	$62,434	$65,531
Income (loss) before taxes	(19,191)	3,333	6,487	12,300	19,337
Net income (loss)	(12,648)	2,172	4,022	7,305	11,796
Net income (loss) per share(1):
Basic earnings (loss) per share	$(0.54)	$0.09	$0.18	$0.38	$0.63
Shares used in basic per share calculation	23,517	23,877	22,506	19,473	18,617
Diluted earnings (loss) per share	$(0.54)	$0.09	$0.18	$0.36	$0.59
Shares used in diluted per share calculation	23,517	23,943	22,752	20,351	19,832
Cash dividends declared per share(5)	$—	$—	$—	$—	$0.067

	December 31,

	1999	2000	2001(2)	2002(3)	2003(4)

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,304	$20,690	$28,425	$18,336	$15,261
Investments in marketable securities	36,034	35,840	31,077	23,383	37,120
Working capital	53,617	54,330	56,284	36,699	42,009
Total assets	89,717	90,858	88,779	75,480	82,585
Long-term obligations	11	5	—	—	—
Stockholders’ equity	72,553	72,654	72,948	57,270	61,588

(1)	Earnings per share have been restated for all periods presented to reflect a three-for-two common stock split in the form of a common stock dividend effective on March 5, 2004.

(2)	On November 15, 2001, we acquired Digital Visions, a division of Netzee Inc. See notes 2 and 11 of notes to our consolidated financial statements.

(3)	On January 15, 2002, we acquired the assets and business of Real-Time USA, Inc. On November 15, 2002, we acquired the assets and business of DBC, a business within the Thomson Corporation. See notes 2 and 11 of notes to our consolidated financial statements.

(4)	On December 15, 2003, we acquired the assets and business of Amicorp Group’s fund services business. See notes 2 and 11 of notes to our consolidated financial statements.

(5)	As part of our semi-annual cash dividend program, our board of directors declared a cash dividend of $0.07 per share during the first quarter of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of software, BPO services and ASP solutions to the financial services industry. We deliver a broad range of highly specialized software products and services that provide mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. We provide our products and related services in seven vertical markets in the financial services industry:

•	insurance entities and pension funds,

•	institutional asset management,

•	hedge fund and family offices,

•	financial institutions, such as retail banks and credit unions,

•	commercial lending,

•	real estate property management, and

•	municipal finance.

      In 2003, we continued our focus on three primary objectives:

•	increasing recurring revenues as a percentage of total revenues,

•	enhancing our profitability, and

•	entering new markets through acquisitions and expanding our presence in current markets.

      Our revenues increased from $62.4 million in 2002 to $65.5 million in 2003. We continue to focus on increasing the portion of our revenues derived from our outsourcing solutions and maintenance services because these provide us with recurring revenue streams. Our outsourcing revenues increased from

$12.6 million in 2002 to $13.2 million in 2003, a 4.7% increase. Our maintenance revenues increased from $27.9 million in 2002 to $31.3 million in 2003, a 12.5% increase.

      While increasing our revenues, we maintained our focus on profitability in 2003. We decreased our operating expenses from $30.3 million in 2002 to $26.7 million in 2003, while also lowering our cost of revenues from $21.0 million to $20.4 million over the same period. These efforts contributed to a 65% increase in our operating income from 2002 to 2003. We believe that our success in lowering operating expenses results from a disciplined approach to cost-cutting, an efficient use of personnel and outside consultants, and more cost-effective marketing programs.

      We continue to increase our market presence through acquisitions. In January 2002, we acquired Real-Time USA, Inc., a provider of ASP and license office applications to commercial banks and broker-dealers, and in November 2002, we acquired DBC, a leading provider of financial software for fixed-income analysis in the municipal finance market. In December 2003, we acquired Amicorp Group’s fund services line of business, which we believe will significantly expand our capacity in the global hedge fund market. We named this business SS&C Fund Services and expect it to be an important element of our strategy to increase our outsourcing business. To date during 2004, we acquired the businesses of Investment Advisory Network, which provides web-based wealth management services to financial institutions and NeoVision Hypersystems, which provides tactical visual analytic solutions for the financial services industry.

      Net cash provided by operating activities was $23.7 million in 2003, and we ended the period with $52.4 million in cash, cash equivalents and marketable securities and $8.6 million in accounts receivable.

Critical Accounting Estimates and Assumptions

      Our significant accounting policies are summarized in note 2 to our consolidated financial statements. A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets and other contingent liabilities. Actual results may differ significantly from the estimates contained in our consolidated financial statements. We believe that the following are our critical accounting policies.

Revenue Recognition

      Our revenues consist primarily of software license revenues, maintenance revenues, and professional and outsourcing services revenues.

      We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2) to all software transactions. We recognize revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Our products generally do not require significant modification or customization of software. Installation of the products is generally routine and is not essential to the functionality of the product.

      We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery occurs when the product is delivered to a common carrier F.O.B. shipping point. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance. At the time of the transaction, we assess whether the fee is fixed and determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and support arrangement based on the fair value, which is derived from renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the contract. Outsourcing services revenues, which are based on a monthly fee or transaction-based, are recognized as the services are performed.

      We occasionally enter into software license agreements requiring significant customization or fixed-fee professional service arrangements. We account for these arrangements in accordance with the percentage-of-completion method based on the ratio of hours incurred to expected total hours; accordingly we must estimate the costs to complete the arrangement utilizing an estimate of man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Due to the complexity of some software license agreements, we routinely apply judgments to the application of software recognition accounting principles to specific agreements and transactions. Different judgments and/or different contract structures could have led to different accounting conclusions, which could have a material effect on our reported quarterly results of operations.

Allowance for Doubtful Accounts

      The preparation of financial statements requires our management to make estimates relating to the collectability of our accounts receivable. Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in our clients’ payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such estimates require significant judgment on the part of our management. Therefore, changes in the assumptions underlying our estimates or changes in the financial condition of our clients could result in a different required allowance, which could have a material effect on our reported results of operations.

Long-lived Assets, Intangible Assets and Goodwill

      Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we must test goodwill and indefinite-lived intangible assets annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) using reporting units identified for the purpose of assessing potential future impairments of goodwill.

      We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.

      When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge and thus materially different results of operations.

Acquisition Accounting

      In connection with our acquisitions, we must allocate the purchase price to the assets we acquire, such as net tangible assets, completed technology, in-process research and development (IPR&D), client contracts, other identifiable intangible assets and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the discounted estimated future cash flows from the product sales of such completed technology. While actual results during the years ended December 31, 2002 and 2003 were consistent with our estimated cash flows and we did not incur any impairment charges in 2002 or 2003, different estimates and assumptions in valuing acquired assets could yield materially different results.

Income Taxes

      The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. On a quarterly basis, we evaluate whether deferred tax assets are realizable and assess whether there is a need for additional valuation allowances. Such estimates require significant judgment on the part of our management. In addition, we evaluate the need to provide additional tax provisions for adjustments proposed by taxing authorities.

Marketable Securities

      We classify our entire investment portfolio, consisting of corporate equities and debt securities issued by federal government agencies, state and local governments of the United States and corporations, as available for sale securities. Carrying amounts approximate fair value, as estimated based on market prices and any unrealized gain or loss is recognized in stockholders’ equity. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities”, provide guidance on determining when an investment is other than temporarily impaired. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of the investment is less than its cost and the financial health of and the business outlook for the investee, including factors in the industry and financing cash flows. Incorrect assessments could adversely affect our working capital.

Results of Operations for the Years Ended December 31, 2001, 2002 and 2003

      The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

				Percentage
	Year Ended December 31,			Change in

	2001	2002	2003	2002	2003

Revenues:
Software licenses	$15,291	$15,631	$14,233	2.2%	(8.9)%
Maintenance	26,737	27,850	31,318	4.2	12.5
Professional services	8,002	6,326	6,757	(20.9)	6.8
Outsourcing	6,339	12,627	13,223	99.2	4.7

Total revenues	$56,369	$62,434	$65,531	10.8	5.0

Revenues

      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues were $56.4 million, $62.4 million and $65.5 million in 2001, 2002 and 2003, respectively. Revenue growth in 2002 was primarily a result of our acquisitions of Digital Visions in November 2001, Real-Time in January 2002 and DBC in November 2002, which added an aggregate of $8.7 million in revenues, and increased sales of loan management and real estate property management products compared to 2001, offset in part by a decrease in professional services revenues. The increase in revenues from 2002 to 2003 of $3.1 million, or 5.0%, was due to overall increases in maintenance, professional services and outsourcing revenues, including an increase of $3.6 million as a result of a full year of activity following our acquisition of DBC in November 2002, offset by a decrease in license revenues.

Software Licenses

      Software license revenues were $15.3 million, $15.6 million and $14.2 million in 2001, 2002 and 2003, respectively. The increase in software license revenues from 2001 to 2002 of $0.3 million, or 2.2%, was mainly due to an increase in sales resulting from our acquisitions of Real-Time and DBC, which added an aggregate of $2.0 million in software license revenues, and increased sales of our LMS product, offset by decreases in sales of our CAMRA and Total Return products. The decrease in software license revenues from 2002 to 2003 of $1.4 million, or 8.9%, was primarily due to decreased sales of new CAMRA, Antares, LMS and Skyline licenses, offset by increased sales of financial modeling products and AdvisorWare. Sales of DBC products also increased in 2003 by $0.9 million, representing a full year of activity following our acquisition of this business in November 2002. We have diverse product offerings and, as a result, different products show strength in given years due to the intrinsic demand for and the life cycle of such products as well as the cyclical trends in the markets such products serve. Software license revenues will vary depending on the timing, size and nature of our license transactions.

Maintenance

      Maintenance revenues were $26.7 million, $27.9 million and $31.3 million in 2001, 2002 and 2003, respectively. The increase in maintenance revenues from 2001 to 2002 of $1.1 million, or 4.2%, was primarily due to the acquisitions of Real-Time and DBC in January and November of 2002 and higher average annual maintenance fees and was offset by a decrease of $0.6 million in maintenance revenues from discontinued products. Maintenance revenues increased from 2002 to 2003 by $3.4 million, or 12.5%, primarily as a result of a full year of maintenance revenues from DBC, as well as higher average annual maintenance fees for most of our products. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

      Professional services revenues were $8.0 million, $6.3 million and $6.8 million in 2001, 2002 and 2003, respectively. Professional services revenues decreased from 2001 to 2002 by $1.7 million, or 20.9%, primarily due to a decrease in demand for our implementation, conversion and training services. Professional services revenues increased from 2002 to 2003 by $0.4 million, or 6.8%, primarily due to a significant professional services project during the third and fourth quarters of 2003. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Outsourcing

      Outsourcing revenues were $6.3 million, $12.6 million and $13.2 million in 2001, 2002 and 2003, respectively. The increase in outsourcing revenues from 2001 to 2002 by $6.3 million, or 99.2%, was primarily attributable to the outsourcing services provided by Digital Visions and Real-Time and increased demand by clients for outsourcing services provided by SS&C Direct as an alternative to license purchases.

Outsourcing revenues increased from 2002 to 2003 by $0.6 million, or 4.7%, as a result of increased demand for our SS&C Direct services, both by new clients and by existing clients. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues

      The total cost of revenues was $20.3 million, $21.0 million and $20.4 million in 2001, 2002 and 2003, respectively. Our gross margin increased from 64% in 2001 to 66% in 2002, and increased to 69% in 2003. The increase in gross margin from 2001 to 2002 was primarily due to increased outsourcing revenues and lower cost of maintenance revenues due to our cost reduction programs initiated in late 2001 which continued in 2002. The increase in gross margin from 2002 to 2003 was primarily attributable to efficiencies gained in providing an increased level of outsourcing and professional services without incurring the same level of increase in our costs.

Cost of Software License Revenues

      Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, the costs of product media, packaging and documentation. The cost of software license revenues was $0.7 million, $1.3 million and $1.9 million in 2001, 2002 and 2003, respectively. The cost of software license revenues as a percentage of these revenues was 5%, 8% and 13% in 2001, 2002, and 2003, respectively. Costs increased from 2001 to 2002 primarily due to the amortization expense of completed technology relating to the acquisitions of Real-Time in January 2002 and DBC in November 2002 of an aggregate of $0.5 million. The increase in costs from 2002 to 2003 resulted primarily from a full year of amortization expense of completed technology relating to the November 2002 acquisition of DBC of $0.6 million.

Cost of Maintenance Revenues

      Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of product and regulatory updates. The cost of maintenance revenues was $6.8 million, $5.6 million and $6.2 million in 2001, 2002 and 2003, respectively. The decrease in costs from 2001 to 2002 of $1.2 million, or 17.2%, was primarily due to improved efficiencies and cost reductions initiated by us in late 2001 and continuing in 2002. These cost reductions resulted in lower personnel-related costs and lower operating costs. Costs increased in absolute dollars from 2002 to 2003 primarily due to our engagement of a third party with actuarial expertise to assist with the management of our PTS business. Costs, as a percentage of revenues, relating to these management services are expected to continue at approximately these levels for the near term. The cost of maintenance revenues as a percentage of these revenues was 25%, 20% and 20% in 2001, 2002 and 2003, respectively.

Cost of Professional Services Revenues

      Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $6.9 million, $5.4 million and $4.4 million in 2001, 2002 and 2003, respectively. The cost of professional services revenues as a percentage of these revenues was 86%, 86% and 65% in 2001, 2002 and 2003, respectively. Our professional services margin improved from 2002 to 2003 primarily due to a significantly large consulting project that commenced during the third quarter of 2003. The decrease in costs, in terms of dollars, is a product of our effort to align the size of our professional consulting organization with the demand for our implementation and consulting services.

Cost of Outsourcing Revenues

      Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $5.9 million, $8.6 million and $8.0 million in 2001, 2002 and 2003, respectively. The cost of outsourcing revenues as a percentage of these revenues was 93%, 68% and 61% in 2001, 2002 and 2003, respectively. We have improved margins for outsourcing revenues by managing costs and improving efficiencies. The increase in costs, in terms of dollars, from 2001 to 2002 was due to the Digital Visions and Real-Time acquisitions and was partially offset by cost reductions in the SS&C Direct business unit. The decrease in costs from 2002 to 2003 was largely attributable to our ability to effectively service a larger base of outsourcing clients with a lower average headcount. Additionally, we were able to manage our costs for outside data fees, which decreased by $0.3 million from 2002 to 2003, due to successful negotiation of a new agreement.

Operating Expenses

      Our total operating expenses were $33.5 million, $30.3 million and $26.7 million in 2001, 2002 and 2003, respectively and represent 59%, 49% and 41%, respectively, of total revenues in those years. The decrease in total operating expenses was primarily due, in 2002, to a decrease in personnel-related costs of $1.9 million and, in 2003, the absence of the $1.7 million of IPR&D expense we took in 2002, as well as a decrease of $0.8 million of depreciation and $0.7 million of personnel-related costs. We initiated cost reduction programs and improved operating efficiency in both 2001 and 2002 to reduce operating costs and bring them more in-line with our revenues. We continued to manage spending levels through 2003 and, although we expect some increase in our operating expenses due to increased sales of our products and services, we expect to continue to manage spending levels in 2004.

Selling and Marketing

      Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $11.4 million, $9.1 million and $8.4 million in 2001, 2002 and 2003, respectively, representing 20%, 15% and 13%, respectively, of total revenues in those years. Our costs decreased in both 2002 and 2003 primarily due to reductions in support personnel costs and continued reductions in advertising and promotion expenses as a result of our shift to an Internet strategy.

Research and Development

      Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $11.3 million, $11.8 million and $11.2 million in 2001, 2002 and 2003, respectively, representing 20%, 19% and 17%, respectively, of total revenues in those years. The increase in expenses in 2002 was mainly due to the acquisitions of Digital Visions, Real-Time and DBC, offset by cost reductions in personnel and other related support costs. The decrease in research and development expenses in 2003 was primarily due to lower expenses related to outside consultants, as well as the control of compensation expense through the reduction of average headcount.

General and Administrative

      General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $10.0 million, $7.7 million and $7.2 million in 2001, 2002 and 2003, respectively, representing 18%, 12% and 11%, respectively, of total revenues in those years. The decrease in expenses in 2002 was attributable to lower personnel-related costs and improved cost controls in the areas of telecommunications and professional services. General and administrative expenses decreased in 2003 primarily due to lower personnel-related costs and costs of outside services and professional services.

Restructuring Charge

      In 2001, we incurred a restructuring charge of $0.8 million related to the elimination of 55 positions and the closing of several branches. This charge primarily consisted of severance pay for terminated employees of $0.4 million, ongoing lease commitments of $0.3 million and fixed assets write-offs of $0.1 million.

Write-off of Purchased In-Process Research and Development

      In January 2002, we acquired Real-Time. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated among tangible and intangible assets, liabilities, and IPR&D based on their fair values on the date of the acquisition. The acquired IPR&D had not yet reached technological feasibility and had no alternative future use and, accordingly, $1.7 million was expensed on the date of the acquisition.

Interest and Other Income, Net

      Interest income, net consists of interest income less interest expense. Interest income, net was $2.7 million, $1.4 million and $0.9 million in 2001, 2002 and 2003, respectively. The decrease in interest income, net in 2002 was the result of lower market interest rates on investments and a reduction in the cash and investment balance due to our stock repurchase program. Interest income, net decreased in 2003 primarily due to lower market interest rates on investments. Included in other income, net in 2001 were net gains of $2.4 million resulting from sales of equity investments, offset by the write-off of $1.3 million related to an investment in a privately held company. Included in other income, net in 2002 were net losses of $0.2 million related to the sale of investments. Included in other income, net in 2003 were net gains of $0.3 million resulting from sale of equity investments, offset by $0.2 million in expenses related to the settlement of outstanding tax-related issues.

Provision for Income Taxes

      We had effective tax rates of approximately 38%, 41% and 39% in 2001, 2002 and 2003, respectively. The higher tax rate in 2002 was primarily due to lower tax credits in the period and the impact of a settlement reached with the Internal Revenue Service in the third quarter of 2002 of a dispute arising out of our deductions related to the 1999 litigation settlement payment of $9.3 million. We reached a settlement with the IRS that allowed us to deduct $5.5 million of the original $6.8 million deduction. The impact of this settlement was a tax cost of $0.5 million, which was included in our 2002 income tax provision. Although a substantial number of the issues raised by the IRS for the years audited in connection with the dispute have been resolved, we also received notice of proposed tax deficiencies for the years 1996 to 1999 relating to our research and experimentation credits. In 2003, we reached a tentative settlement with the IRS that allowed 50% of the research and experimentation credits associated with the 1996 to 1999 years, or $351,000. This amount has been included in our tax provision as of December 31, 2003. We had $7.0 million of deferred tax assets at December 31, 2003. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at December 31, 2003.

Liquidity and Capital Resources

      Our liquidity needs have historically been to finance the costs of operations pending the billing and collection of client receivables, to acquire complementary businesses or assets, to invest in research and development and to repurchase shares of our common stock. We have historically relied on cash flow from operations for liquidity. We expect that our future liquidity needs will consist of financing the costs of operations pending the billing and collection of client receivables, strategic acquisitions that allow us to expand our product offerings and client base, investments in research and development and payment of dividends, if any, to our stockholders. We do not expect to undertake any additional repurchases of our common stock in the near future. Our operating cash flow is primarily affected by the overall profitability of the sales of our products and services, our ability to invoice and collect from clients in a timely manner, our ability to efficiently implement our acquisition strategy and our ability to manage costs.

Cash Flows

      Our cash, cash equivalents and marketable securities at December 31, 2003 were $52.4 million, which represents an increase of $10.7 million from $41.7 million at December 31, 2002. The increase in cash, cash equivalents and marketable securities was mainly due to operations and proceeds from stock option exercises, offset by purchases of common stock for treasury. In 2003, we used $17.7 million in cash for the repurchase of 1.7 million shares of our common stock. Equity investments valued at $7.0 million, which are subject to market risk due to their volatility, are included in marketable securities at December 31, 2003.

      Net cash provided by operating activities was $23.7 million in 2003, an increase of $8.2 million from $15.5 million in 2002. Net cash provided by operating activities was primarily due to earnings adjusted for depreciation and amortization, tax benefits related to option exercises and an increase in customer payments from accounts receivable and deferred revenue. Our accounts receivable days sales outstanding at December 31, 2003 was 43 days, compared to 61 days at December 31, 2002. This improvement by 18 days resulted primarily from efficiencies gained in our billing process, as well as favorable collections.

      Cash used in investing activities was $15.3 million in 2003. Cash used in investing activities consisted primarily of net purchases of marketable securities of $12.4 million and cash paid for the acquisition of Amicorp Group’s fund services business of $1.8 million.

      Cash used in financing activities was $12.1 million in 2003. Cash used in financing activities was primarily due to our stock repurchase plan. In 2003, we purchased 1.7 million shares of our common stock for treasury for a total of $17.7 million. Additionally, we paid our first-ever cash dividend, using $1.2 million. This use of cash was partially offset by the proceeds from the exercise of stock options and the issuance of common stock pursuant to our employee stock purchase plan.

      As of December 31, 2003, we had $15.3 million in cash and cash equivalents and $37.1 million in marketable securities. We believe that our current cash, cash equivalents and marketable securities balances and anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. During the first quarter of 2004, we expect to use approximately $1.3 million for the payment of the semi-annual cash dividend of $0.07 per share.

Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2003 that require us to make future cash payments (in thousands):

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$8,993	$2,921	$4,450	$1,622	$—
Purchase obligations(2)	730	403	284	43	—

(1)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2008 and we have the right to extend the lease for an additional term of five years. We sublease office space under noncancelable leases. We received rental income under these leases of $569,000, $512,000 and $500,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

(2)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

      In July 2003, our board of directors declared its first semi-annual cash dividend of $0.067 per share of common stock, which was paid in September 2003. On February 5, 2004, our board of directors declared a $0.07 cash dividend per share of common stock, payable on or about March 24, 2004 to stockholders of record as of March 10, 2004. Although we expect to declare cash dividends in the future, various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, will affect our decision-making process.

      In addition, from time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not a party to any litigation that we believe could have a material effect on us or our business.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

      Effective July 1, 2003, we adopted EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses accounting for arrangements with multiple revenue-generating activities and applies to our non-software transactions. The adoption of this standard did not have a material impact on our financial statements.

      In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This issue addresses revenue recognition for arrangements that include non-software deliverables, such as hardware, that are more than incidental to the products or services as a whole. The consensus indicates that, if the software is not essential to the functionality of the non-software deliverable, the non-software deliverable is excluded from the scope of SOP 97-2. We do not have any arrangements that include non-software deliverables.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and warranties. The initial recognition requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002, and adoption of the disclosure requirements was effective for us during the quarter ended March 31, 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

Certain Factors That May Affect Future Operating Results

Risks Relating to Our Business

Our revenues and operating results have fluctuated significantly, and may continue to fluctuate significantly, from quarter to quarter

      Historically, our revenues and operating results have fluctuated significantly from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

•	the timing, size and nature of our individual license and service transactions,

•	the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors,

•	the relative proportions of revenues derived from license fees, maintenance, professional services and outsourcing,

•	the tendency of some of our clients to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms,

•	changes in client budgets and decision-making processes that could affect both the timing and the size of any transaction,

•	the amount and timing of operating costs and other expenses,

•	cancellations of maintenance and/or outsourcing arrangements by our clients,

•	changes in local, national and international regulatory requirements,

•	changes in our personnel, and

•	fluctuations in economic and financial market conditions.

      The timing, size and nature of individual license and outsourcing transactions are important factors in our quarterly operating results. Many of the products we provide through licensing transactions are relatively complex, and licensing transactions involve a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, licensing arrangements may require coordination within an organization’s various divisions and operations. For these and other reasons, the sales cycles for these transactions are often lengthy and unpredictable. Our inability to close license transactions on a timely basis or at all could adversely affect our quarterly revenues and operating results.

General economic and market conditions and a weakening of the financial services industry may hurt our business and results of operations

      Our clients include a range of organizations in the financial services industry. The success of these clients is intrinsically linked to the health of the financial markets. In addition, we believe that fluctuations, disruptions, instability or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products, could disproportionately affect demand for our products and services. In addition, if financial services firms continue to consolidate, as they have over the past decade, there could be a material adverse effect on our business and financial results. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system, which could have an adverse effect on our financial results. Any resulting decline in demand for our products and services could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on retaining and attracting clients

      If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our business and financial results may suffer. A variety of factors could affect our ability to successfully retain and attract clients, including:

•	the level of demand for our products and services,

•	the level of client spending for information technology,

•	the level of competition from internal client solutions and from other vendors,

•	the quality of our client service,

•	our ability to update our products and services and develop new products and services needed by clients,

•	our ability to understand the organization and processes of our clients, and

•	our ability to integrate and manage acquired businesses.

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our business and results of operations

      We have made and may in the future make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities, write-off investments, infrastructure costs, impaired goodwill or other assets, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership.

      Our success is also dependent on our ability to complete the integration of the operations of recently acquired businesses, including Amicorp Group’s fund services business, Investment Advisory Network and NeoVision Hypersystems, and any businesses we acquire in the future in an efficient and effective manner. Successful integration in the rapidly changing financial services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from these acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:

•	combine operations, facilities and differing firm cultures,

•	retain the clients or employees of acquired entities,

•	generate market demand for new products and services,

•	coordinate geographically dispersed operations and successfully adapt to the complexities of international operations,

•	integrate the technical teams of these companies with our engineering organization,

•	incorporate acquired technologies and products into our current and future product lines, and

•	integrate the products and services of these companies with our business, where we do not have distribution, marketing or support experience for these products and services.

      Integration may not be smooth or successful. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on our business, financial condition and results of operations. The acquisitions may also place a significant strain on our management, administrative, operational and other resources. To manage growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. If we are unable to manage our growth and the related expansion in our operations from recent and future acquisitions, our business may be harmed through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

We may be unable to grow our business because of a lack of suitable businesses to acquire

      We may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions. Our growth has depended on our ability to acquire similar or complementary businesses on favorable terms. This growth strategy is subject to a number of risks that could adversely affect our business and financial results, including:

•	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms,

•	we may face competition for acquisitions from other potential acquirers or from the possibility of the acquisition target pursuing an initial public offering of its stock, and

•	we may find it more difficult or costly to complete acquisitions due to changes in accounting, tax, securities or other regulations.

If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks

      Our success and ability to compete depends in part upon our ability to protect our proprietary technology. We rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information, and third parties may assert ownership rights in our proprietary technology.

      We do not have any patents, and existing copyright laws afford only limited protection. Others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that our proprietary technology does not include open-source software, free-ware, share-ware or other publicly available technology. There are many patents in the investment management field. As a result, we are subject to the risk that others will claim that the important technology we have developed, acquired or incorporated into our products will infringe the rights, including the patent rights, such persons may hold. Third parties also could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. Because we rely on confidentiality for protection, such an event could result in a material loss of intellectual property rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Expensive and time-consuming litigation may be necessary to protect our proprietary rights.

      We have acquired and may acquire important technology rights through our acquisitions and have often incorporated and may incorporate features of this technology across many products and services. As a result, we are subject to the above risks and the additional risk that the seller of the technology rights may not have appropriately protected the intellectual property rights we acquired. Indemnification and other rights under applicable acquisition documents are limited in term and scope and therefore provide us with only limited protection.

      In addition, we currently rely on third-party licenses in providing our products and services. If we lost such licenses or such licenses were found to infringe upon the rights of others, we would need to seek alternative means of obtaining the licensed technology to continue to provide our products or services. Our inability to replace such technology, or to replace such technology in a timely manner, could have a negative impact on our operations and financial results.

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are not currently a party to any litigation asserting that we have violated third-party intellectual property rights, we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property, including patents, trademarks and copyrights. Any parties asserting that our products or services infringe upon their proprietary rights would force us to defend ourselves and possibly our clients against the alleged infringement. Third parties could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our sales, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

We expect our gross and operating margins may fluctuate over time

      We expect that our gross and operating margins may fluctuate from period to period as we continue to introduce new products, experience fluctuations in the relative proportions of revenues derived from our products and services, continue to hire and acquire additional personnel and increase other expenses to support our business. Historically, we derived our revenues principally from the licensing of our products. However, we are increasingly deriving our revenues from outsourcing and related services, which have lower profit margins. Because our expenses are relatively fixed in the short term, a fluctuation in revenues could lead to operating results differing from expectations.

We derive our revenues primarily from CAMRA, AdvisorWare, LMS and SKYLINE software and the provision of maintenance and professional services in support of such software

      To date, substantially all of our revenues have been attributable to the licensing of our CAMRA, AdvisorWare, LMS and SKYLINE software and the provision of maintenance and professional services in support of such software. We expect that the revenues from these software products will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition with respect to our products and services

      The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms.

      Many of our current and potential competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly than us to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

Our inability to introduce new products and services could adversely affect our business and results of operations

      Rapidly changing technology, evolving industry standards and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing client needs and evolving regulatory requirements. The process of developing software products such as those offered by us is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms and technologies. Our ability to keep up with technology and business changes is subject to a number of risks, including:

•	we may find it difficult or costly to update our services and software and to develop new products and services quickly enough to meet our clients’ needs,

•	we may find it difficult or costly to make some features of our software work effectively and securely over the Internet,

•	we may find it difficult or costly to update our software and services to keep pace with business, regulatory and other developments in the industries where our clients operate, and

•	we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.

      Our failure to develop new products and services in a timely fashion or to address promptly the needs of the financial markets could adversely affect our business, financial condition and results of operations.

Undetected software design defects, errors or failures may result in loss of or delay in market acceptance of our products that could seriously harm our business

      Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of or delay in market acceptance of our software products or loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in a delay in or an inability to achieve market acceptance and thus could have a material adverse effect upon our business, financial condition and results of operations.

Our success depends on attracting, training and retaining qualified managerial, technical and sales personnel

      We believe that our success is due in part to our experienced management team. We depend in large part upon the continued contribution of our senior management and, in particular, William C. Stone, our president, chief executive officer and chairman of the board. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. Mr. Stone has been instrumental in developing our business strategy and forging our business relationships since he founded the company in 1986. We maintain no key man life insurance policies for Mr. Stone or any other senior officers or managers.

      Our success is also dependent upon our ability to attract, train and retain highly skilled technical and sales personnel. Competition for the hiring of such personnel in the software industry can be intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location and with the necessary subject matter expertise, is difficult. Our failure to attract and retain a sufficient number of highly skilled employees could adversely affect our business, financial condition and results of operations.

We face challenges in maintaining and expanding our international operations

      Our international business may be subject to a variety of other risks, including:

•	difficulties in obtaining U.S. export licenses,

•	potentially longer payment cycles,

•	increased costs associated with maintaining international marketing efforts,

•	foreign currency fluctuations,

•	the introduction of non-tariff barriers and higher duty rates, and

•	difficulties in enforcement of third-party contractual obligations and intellectual property rights.

      Such factors could have a material adverse effect on our business, financial condition or results of operations.

Catastrophic events may disrupt our business and hurt our results

      A war, terrorist attack, natural disaster or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy. The potential for a direct impact is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these could have a material adverse effect on our business, financial condition or results of operations.

Recently enacted and proposed regulatory changes may cause us to incur increased costs and failure or circumvention of our controls and procedures could seriously harm our business

      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. We currently do not have an internal audit group and we will require significant resources and management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

      As we evaluate our internal controls and procedures in order to determine whether they are effective, we may determine that significant changes to such controls and procedures are necessary. In addition, our controls and procedures may not be able to prevent other than inconsequential error or fraud in the future. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential error or fraud could seriously harm our business, results of operations and financial condition.

Risks Relating to Our Common Stock

Our stock price is volatile and may continue to be volatile in the future, which could result in substantial losses for our investors

      The trading price of our common stock has been, and is expected to continue to be, highly volatile. The following factors may significantly and adversely affect the trading price of our common stock:

•	actual or anticipated fluctuations in our operating results,

•	announcements of technological innovations,

•	new products or new contracts by us or our competitors,

•	developments with respect to copyrights or propriety rights,

•	conditions and trends in the financial services and software industries,

•	changes in financial estimates by securities analysts, and

•	general market conditions and other factors.

Provisions of our charter and bylaws may delay or prevent transactions that are in your best interests

      Our charter and bylaws contain provisions, including a staggered board of directors, that may make it more difficult for a third party to acquire us, or may discourage bids to do so. These provisions could limit the price that investors might be willing to pay for shares of our common stock and could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding common stock. Our board of directors also has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our outstanding common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We have no derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

      The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Fair Value of Investments as of
	December 31, 2003 maturing in:

Investments	2004	2005	2006 through 2007

Fixed Rate Investments	$1,325	$10,103	$511
Average Interest	2.38%	2.00%	4.75%

      We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through December 31, 2003, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.

      The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

Item 8.	Financial Statements and Supplementary Data

      Information required by this item is contained in our consolidated financial statements, related footnotes and the reports of PricewaterhouseCoopers LLP appearing in this annual report, which information is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Certain information required by Part III is omitted from this annual report as we intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 20, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included in the proxy statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this Item 10 is set forth in the proxy statement under the headings “Directors and Nominees for Director”, “Board and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is incorporated herein by reference. The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this annual report, which information is incorporated herein by reference.

      Our board of directors intends to adopt a new code of business conduct and ethics that will apply to all of our executive officers, directors and employees. The code has been approved by the audit committee of our board of directors and recommended to the full board of directors for approval. To date, the board of directors has not yet had an opportunity to formally approve the code. We will post the code after its adoption under the “Investor Information” section of our website at www.ssctech.com. To the extent permitted by applicable rules of the Nasdaq National Market, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11.	Executive Compensation

      Information required by this Item 11 is set forth in the proxy statement under the headings “Compensation of Executive Officers” and “Director Compensation”, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item 12 is set forth in the proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by this Item 13 is set forth in the proxy statement under the headings “Certain Transactions” and “Compensation of Executive Officers — Employment Agreements”, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information required by this Item 14 is set forth in the proxy statement under the heading “Independent Public Accountants’ Fees and Other Matters”, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)

      1.     Financial Statements

      The following financial statements are filed as a part of this annual report:

      2.     Financial Statement Schedules

      Financial statement schedules are not submitted because they are not applicable, not required or the information is included in our consolidated financial statements.

      3.     Exhibits

      The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this annual report.

      (b) Reports on Form 8-K

      On October 16, 2003, we furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of our earnings release for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

SS&C TECHNOLOGIES, INC.

By:	/s/ WILLIAM C. STONE

William C. Stone
President, Chief Executive Officer
and Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. STONE William C. Stone	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2004

/s/ PATRICK J. PEDONTI Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ DAVID W. CLARK, JR. David W. Clark, Jr.	Director	March 12, 2004

/s/ JOSEPH H. FISHER Joseph H. Fisher	Director	March 12, 2004

/s/ JONATHAN M. SCHOFIELD Jonathan M. Schofield	Director	March 12, 2004

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director	March 12, 2004

/s/ ALBERT L. LORD Albert L. Lord	Director	March 12, 2004

/s/ JAMES L. SULLIVAN James L. Sullivan	Director	March 12, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

SS&C Technologies, Inc. and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The Company adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

January 29, 2004, except as to Note 14,
for which the date is March 5, 2004

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,336	$15,261
Investments in marketable securities (Note 3)	23,383	37,120
Accounts receivable, net of allowance for doubtful accounts of $1,353 and $1,449, respectively (Note 4)	10,983	8,571
Prepaid expenses and other current assets	1,065	1,434
Deferred income taxes (Note 6)	1,142	620

Total current assets	54,909	63,006

Property and equipment:
Leasehold improvements	3,301	3,593
Equipment, furniture, and fixtures	16,144	15,805

	19,445	19,398
Less accumulated depreciation	(13,700)	(14,634)

Net property and equipment	5,745	4,764

Deferred income taxes (Note 6)	6,762	6,417
Goodwill	2,355	3,841
Intangible and other assets, net of accumulated amortization of $1,723 and $3,434, respectively	5,709	4,557

Total assets	$75,480	$82,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$844	$916
Income taxes payable	646	91
Accrued employee compensation and benefits	3,462	3,484
Other accrued expenses	2,044	2,039
Deferred maintenance and other revenue	11,214	14,467

Total current liabilities	18,210	20,997

Commitments and contingencies (Notes 6, 7 and 12)
Stockholders’ equity (Notes 5 and 14):
Common stock, $0.01 par value, 50,000 shares authorized; 25,491 and 26,806 shares issued and 18,996 and 18,615 shares outstanding, respectively (including 6,205 shares issued on March 5, 2004 as a stock dividend to effect the stock split)	255	268
Additional paid in capital	95,239	105,359
Accumulated other comprehensive (loss) income	(735)	588
Accumulated (deficit) earnings	(1,767)	8,793

	92,992	115,008
Less: cost of common stock in treasury; 6,495 and 8,191 shares, respectively (Note 5)	35,722	53,420

Total stockholders’ equity	57,270	61,588

Total liabilities and stockholders’ equity	$75,480	$82,585

The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except
	per share data)
Revenues:
Software licenses	$15,291	$15,631	$14,233
Maintenance	26,737	27,850	31,318
Professional services	8,002	6,326	6,757
Outsourcing	6,339	12,627	13,223

Total revenues	56,369	62,434	65,531

Cost of revenues:
Software licenses	717	1,316	1,866
Maintenance	6,812	5,640	6,170
Professional services	6,857	5,412	4,387
Outsourcing	5,865	8,621	8,003

Total cost of revenues	20,251	20,989	20,426

Gross profit	36,118	41,445	45,105

Operating expenses:
Selling and marketing	11,355	9,078	8,393
Research and development	11,291	11,760	11,180
General and administrative	10,037	7,721	7,154
Restructuring (Note 13)	840	—	—
Write-off of purchased in-process research and development (Note 11)	—	1,744	—

Total operating expenses	33,523	30,303	26,727

Operating income	2,595	11,142	18,378

Interest income	2,690	1,431	912
Other income (expense), net	1,202	(273)	47

Income before income taxes	6,487	12,300	19,337
Provision for income taxes (Note 6)	2,465	4,995	7,541

Net income	$4,022	$7,305	$11,796

Basic earnings per share	$0.18	$0.38	$0.63

Basic weighted average number of common shares outstanding	22,506	19,473	18,617

Diluted earnings per share	$0.18	$0.36	$0.59

Diluted weighted average number of common and common equivalent shares outstanding	22,752	20,531	19,832

The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Cash flow from operating activities:
Net income	$4,022	$7,305	$11,796

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,699	3,939	3,563
Net realized losses (gains) on equity investments	(1,233)	208	(259)
Loss on sale or disposition of property and equipment	7	2	25
Deferred income taxes	1,444	1,222	620
Income tax benefit related to exercise of stock options	52	1,073	3,280
Purchased in-process research and development	—	1,744	—
Provision for doubtful accounts	561	452	689
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,286	(1,238)	1,784
Prepaid expenses and other assets	440	286	(346)
Taxes receivable	143	—	—
Accounts payable	(324)	(202)	65
Accrued expenses	83	488	(13)
Taxes payable	696	(52)	(581)
Deferred maintenance and other revenues	(3,096)	268	3,088

Total adjustments	3,758	8,190	11,915

Net cash provided by operating activities	7,780	15,495	23,711

Cash flow from investing activities:
Additions to property and equipment	(1,818)	(554)	(1,100)
Proceeds from sale of property and equipment	61	7	—
Cash paid for business acquisitions, net of cash acquired (Note 11)	(1,584)	(8,332)	(1,817)
Additions to capitalized software and other intangibles	(221)	—	—
Purchases of marketable securities	(33,105)	(17,965)	(28,579)
Sales of marketable securities	38,271	24,106	16,175

Net cash provided by (used in) investing activities	1,604	(2,738)	(15,321)

Cash flow from financing activities:
Repayment of debt and acquired debt	—	(146)	—
Issuance of common stock	316	252	290
Exercise of options	494	4,323	6,563
Purchase of common stock for treasury	(2,303)	(27,719)	(17,698)
Common stock dividends	—	—	(1,236)

Net cash used in financing activities	(1,493)	(23,290)	(12,081)

Effect of exchange rate changes on cash	(156)	444	616

Net increase (decrease) in cash and cash equivalents	7,735	(10,089)	(3,075)
Cash and cash equivalents, beginning of year	20,690	28,425	18,336

Cash and cash equivalents, end of year	$28,425	$18,336	$15,261

Supplemental disclosure of cash flow information
Cash paid for
Interest expense	$13	$2	$1
Income taxes	$128	$2,560	$4,245
Supplemental disclosure of non-cash investing activities See Note 11 for a discussion of acquisitions.

The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

	Common Stock				Accumulated
					Other
	Number		Additional	Accumulated	Comprehensive		Total
	of Issued		Paid-in	Earnings	Income	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Stock	Equity

	(In thousands)
Balance, at December 31, 2000	24,293	$243	$88,771	$(13,094)	$2,434	$(5,700)	$72,654
Exercise of options	142	1	494	—	—	—	495
Issuance of common stock	99	1	275	—	—	—	276
Purchase of common stock	—	—	—	—	—	(2,303)	(2,303)
Income tax benefit related to exercise of stock options	—	—	52	—	—	—	52
Net income	—	—	—	4,022	—	—	4,022
Foreign exchange translation adjustment	—	—	—	—	(170)	—	(170)
Change in unrealized loss on investments	—	—	—	—	(2,078)	—	(2,078)

Balance, at December 31, 2001	24,534	245	89,592	(9,072)	186	(8,003)	72,948
Exercise of options	890	9	4,314	—	—	—	4,323
Issuance of common stock	67	1	251	—	—	—	252
Issuance of warrants	—	—	9	—	—	—	9
Purchase of common stock	—	—	—	—	—	(27,719)	(27,719)
Income tax benefit related to exercise of stock options	—	—	1,073	—	—	—	1,073
Net income	—	—	—	7,305	—	—	7,305
Foreign exchange translation adjustment	—	—	—	—	424	—	424
Change in unrealized loss on investments	—	—	—	—	(1,345)	—	(1,345)

Balance, at December 31, 2002	25,491	255	$95,239	$(1,767)	$(735)	$(35,722)	$57,270
Exercise of options	1,262	13	6,550	—	—	—	6,563
Issuance of common stock	53	—	290	—	—	—	290
Purchase of common stock	—	—	—	—	—	(17,698)	(17,698)
Cash dividends declared — $0.067 per share (see Note 5)	—	—	—	(1,236)	—	—	(1,236)
Income tax benefit related to exercise of stock options	—	—	3,280	—	—	—	3,280
Net income	—	—	—	11,796	—	—	11,796
Foreign exchange translation adjustment	—	—	—	—	496	—	496
Change in unrealized gain on investments, net of tax	—	—	—	—	827	—	827

Balance, at December 31, 2003	26,806	$268	$105,359	$8,793	$588	$(53,420)	$61,588

The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

      SS&C Technologies, Inc. (“SS&C” or the “Company”) was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. The Company is a leading provider of software, business process outsourcing (BPO) services and application service provider (ASP) solutions to the financial services industry, primarily in the United States of America. The Company also has operations in the U.K., the Netherlands, Malaysia, the Netherlands Antilles, Japan and Singapore. The Company delivers a broad range of highly specialized software products and services that provide mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. The Company provides its products and related services in seven vertical markets in the financial services industry:

      1. Insurance entities and pension funds;

      2. Institutional asset management;

      3. Hedge funds and family offices;

      4. Financial institutions, such as retail banks and credit unions;

      5. Commercial lending;

      6. Real estate property management; and

      7. Municipal finance.

2.	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectibility of accounts receivables, costs to complete certain contracts, income tax accruals and the value of deferred tax assets. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Revenue Recognition

      The Company follows the principles of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence. Under SOP 97-2, the Company recognizes software license revenue allocated to software products,

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified upgrades and enhancements generally upon delivery of each of the related products, upgrades or enhancements, assuming all other revenue criteria are met.

      Deferred revenue consists of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred revenue relates primarily to cash received for maintenance contracts in advance of services performed.

License Revenue

      The Company generally recognizes revenue from sales of software or products including proprietary software upon product shipment and receipt of a signed contract, provided that collection is probable and all other revenue recognition criteria of SOP 97-2 are met. The Company sells software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from renewal rates. The contract value is then attributed to professional services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and, accordingly, installation services are not considered essential to functionality. The remainder of the total contract value is then attributed to the software license based on the residual method described in SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.

      The Company occasionally enters into license agreements requiring significant customization of the Company’s software. The Company accounts for the license fees under these agreements on the percentage-of-completion basis. This method requires estimates to be made for costs to complete the agreement utilizing an estimate of development man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are determined on a contract-by-contract basis, and are made in the period in which such losses are first estimated or determined.

Maintenance Agreements

      Maintenance agreements generally require the Company to provide technical support and software updates to its clients. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

Professional and Outsourcing Services

      The Company provides consulting, training and outsourcing services to its clients. Revenue for such services is generally recognized over the period during which the services are performed. The Company typically charges for professional services on a time and materials basis. However, some contracts are for a fixed fee. For the fixed-fee arrangements, an estimate is made of the total hours expected to be incurred to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Revenue is recognized each period based on the hours incurred to date compared to the total hours expected to complete the project.

Research and Development

      Research and development costs associated with computer software are charged to expense as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold,

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leased, or Otherwise Marketed”, capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $401,000 and $151,000 are included in the December 31, 2002 and 2003 balance sheets, respectively, under “Intangible and other assets”.

      The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs for 2001, 2002 and 2003 was $222,000, $294,000 and $250,000, respectively.

Stock Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant and the grants are for a fixed number of shares, no compensation expense is recorded.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of accounting for stock-based employee compensation. We have adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require us to change to the fair value method of accounting for stock-based compensation.

      The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below for the years ending December 31 (in thousands except per share amounts):

	2001	2002	2003

Net income, as reported	$4,022	$7,305	$11,796
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(3,497)	(2,490)	(1,229)

Net income, pro forma	$525	$4,815	$10,567

Basic earnings per share, as reported	$0.18	$0.38	$0.63
Basic earnings per share, pro forma	0.02	0.25	0.57
Diluted earnings per share, as reported	0.18	0.36	0.59
Diluted earnings per share, pro forma	0.02	0.23	0.53

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2002 and 2003, respectively: dividend yield of 0%; expected lives of five years; expected volatility of 58%, 59% and 57%;

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and risk-free interest rate of 4.49%, 3.9% and 2.9%. The weighted-average fair value of options granted using this option-pricing model in 2001, 2002 and 2003 was $1.65, $2.78 and $4.04, respectively.

      The fair value of each estimated stock grant under the employee stock purchase plan is based on the price of the stock at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2002 and 2003, respectively: dividend yield of 0%; expected volatility of 58%, 59% and 50%; risk-free interest rate of 5.39%, 2.27% and 1.43% and expected lives of 6 months.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, an asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that have already been recognized in its financial statements and tax returns. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Cash and Cash Equivalents and Marketable Securities

      The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. Debt securities with original maturities of more than three months at the date of acquisition are classified as marketable securities. The Company classifies its entire investment portfolio, consisting of debt securities issued by state and local governments of the United States, debt securities issued by corporations and equities, as available for sale securities. All available for sale securities are recorded at fair market value, and changes in fair market value are recorded in stockholders’ equity until the securities are sold.

Property and Equipment

      Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life

Equipment	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life

      Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $3,269,000, $2,906,000 and $2,119,000, respectively.

      Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Goodwill and Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31,

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 or 2003. Amortization expense associated with goodwill was $64,000 for the year ended December 31, 2001.

      Completed technology and other identifiable intangible assets are amortized over four to five years based on the ratio that current gross revenues of the product bear to the total of current and anticipated future gross revenues of the product or on a straight-line method, whichever is shorter. Amortization expense associated with completed technology and other amortizable intangible assets was $34,000, $739,000 and $1,193,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

      Amortization expense, related to intangible assets, for each of the next five years ending December 31 is expected to approximate:

2004	$1,258,000
2005	1,258,000
2006	802,000
2007	559,000
2008 and thereafter	71,000

$3,948,000

Impairment of Long-Lived Assets

      The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. Substantially all of the Company’s long-lived assets are located in the United States.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2002 and 2003, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

International Operations and Foreign Currency

      The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in the periods in which they occur and are immaterial for all periods presented.

Basic and Diluted Earnings Per Share

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income by the weighted average number of common shares and common equivalent shares outstanding during the period.

      The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	2001	2002	2003

Weighted average common shares outstanding	22,506	19,473	18,617
Weighted average common stock equivalents — options	246	1,058	1,215

Weighted average common and common equivalent shares outstanding	22,752	20,531	19,832

      Options to purchase 3,204,768, 1,109,949 and 0 shares were outstanding at December 31, 2001, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

Comprehensive Income

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.

      The following table sets forth the components of comprehensive income (in thousands):

	2001	2002	2003

Net income	$4,022	$7,305	$11,796
Foreign currency translation gains (losses)	(170)	424	496
Unrealized gains (losses) on marketable securities	(2,078)	(1,345)	827

Total comprehensive income	$1,774	$6,384	$13,119

Recent Accounting Pronouncements

      Effective July 1, 2003, the Company adopted EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. This issue addresses accounting for arrangements with multiple revenue-generating activities and applies to the Company’s non-software transactions. The adoption of this standard did not have a material impact on the Company’s financial statements.

      In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This issue addresses revenue recognition for arrangements that include non-software deliverables, such as hardware, that are more than incidental to the products or services as a whole. The consensus indicates that, if the software is not essential to the functionality of the non-software deliverable, the non-software deliverable is excluded from the scope of SOP 97-2. We do not have any arrangements that include non-software deliverables.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and warranties. The initial recognition requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002, and adoption of the disclosure requirements was effective for the Company during the quarter ended March 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company’s consolidated financial position or results of operations.

3.	Marketable Securities

      At December 31, 2002 and 2003, the cost basis, fair value, and unrealized gains and losses by major security type, were as follows (in thousands):

		Gross
		Unrealized	Fair
December 31, 2002:	Cost	Gains/(Losses)	Value

State, municipal and county government bonds	$4,093	$(9)	$4,084
US government securities	2,530	36	2,566
Corporate bonds	11,196	73	11,269
Equities	6,026	(562)	5,464

Total	$23,845	$(462)	$23,383

		Gross
		Unrealized	Fair
December 31, 2003:	Cost	Gains	Value

State, municipal and county government bonds	$8,777	$2	$8,779
US government securities	3,531	6	3,537
Corporate bonds	17,722	42	17,764
Equities	6,479	561	7,040

Total	$36,509	$611	$37,120

      The following table summarizes the maturities of marketable securities at December 31 (in thousands):

	2002	2003

Less than one year	$19,714	$25,506
Due in 1-2 years	2,121	11,104
Due in 3-5 years	1,548	510

Total	$23,383	$37,120

      In 2000, the Company obtained 277,052 shares of common stock of a public company through exercise of a warrant. From 2000 to 2002, the Company sold all of these shares, for realized gains of $2.4 million and $0.5 million for the years ended December 31, 2001 and 2002, respectively.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable

      Accounts receivable are as follows (in thousands):

	December 31,

	2002	2003

Accounts receivable, net of allowance for doubtful accounts of $1,282 and $1,404, respectively	$8,628	$6,426
Unbilled accounts receivable, net of allowance for doubtful accounts of $71 and $45, respectively	2,355	2,145

Total accounts receivable	$10,983	$8,571

      The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2001, 2002 and 2003 (in thousands):

		Additions

	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other	Deductions,	End of
Description	Period	Expenses	Accounts	Net	Period

Allowance for Doubtful Accounts:
Years Ended December 31
2001	$3,092	$561	$—	$2,653	$1,000
2002	1,000	452	—	99	1,353
2003	1,353	689	—	593	1,449

      Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

5.	Stockholders’ Equity

      At December 31, 2002, 50,000,000 shares of Common Stock were authorized and 18,996,167 shares were outstanding. At December 31, 2003, 50,000,000 shares of Common Stock were authorized and 18,614,765 shares were outstanding and 1,000,000 shares of preferred stock were authorized, none of which were issued or outstanding.

      On May 22, 2003, the Company’s Board of Directors authorized the continued repurchase of shares of the Company’s Common Stock up to an additional expenditure of $30 million. Under the repurchase programs, the Company purchased a total of 1.7 million shares for approximately $17.7 million during the year ended December 31, 2003. As of December 31, 2003, the Company had repurchased a total of 8.2 million shares of Common Stock for approximately $53.4 million.

      The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about quarterly share repurchases (shares in thousands):

		Fiscal 2002			Fiscal 2003
		Price Range			Price Range

Quarter	Shares	High	Low	Shares	High	Low

First	2,146	$5.99	$5.04	259	$8.03	$6.63
Second	1,806	7.97	6.75	854	10.03	7.16
Third	—	—	—	384	13.73	10.95
Fourth	386	7.81	6.49	199	19.39	14.89

Total	4,338	$7.97	$5.04	1,696	$19.39	$6.63

      On July 31, 2003, the Company’s Board of Directors declared a semi-annual cash dividend of $0.067 per share on its Common Stock, payable September 12, 2003 to stockholders of record at the close business on August 22, 2003.

6.	Income Taxes

      The sources of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

U.S.	$6,592	$11,455	$18,547
Foreign	(105)	845	790

Income before taxes	$6,487	$12,300	$19,337

      The income tax provision consists of the following (in thousands):

	Year Ended December 31,

	2001	2002	2003

Current:
Federal	$845	$2,748	$5,524
Foreign	97	375	182
State	79	493	1,110
Deferred:
Federal	1,220	1,025	442
State	224	354	283

Total	$2,465	$4,995	$7,541

      The effective tax rates were 38.0%, 40.6% and 39.0% for the years ended December 31, 2001, 2002 and 2003, respectively. The reconciliation between the effective tax rates and the expected tax expense is

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Computed “expected” tax expense	$2,206	$4,182	$6,575
Increase (decrease) in income taxes resulting from:
State income taxes (net of federal income tax benefit)	200	558	920
Tax-exempt interest income	(17)	—	(34)
Foreign operations	82	(145)	(94)
Litigation settlement	—	515	—
Goodwill amortization	22	—	—
Other	(28)	(115)	174

Provision for income taxes	$2,465	$4,995	$7,541

      The Company has recorded valuation allowances of $357,000 and $273,000 at December 31, 2002 and 2003 related to net operating loss carryforwards in certain foreign jurisdictions. No portion of these valuation allowances relates to current deferred assets for the years ended December 31, 2002 and 2003.

      The components of deferred income taxes at December 31, 2002 and 2003 are as follows (in thousands):

	December 31,

	2002		2003

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Purchased in-process research and development	$3,750	$—	$3,304	$—
Net operating loss carryforwards	357	—	273	—
Acquired technology	2,712	—	2,745	—
Accounts receivable	772	—	562	—
Tax credit carryforwards	679	—	502	—
Accrued expenses	120	—	202	—
Unrealized gain on marketable securities	—	—	—	246
Fixed assets	—	19	—	103
Capitalized software	—	157	—	57
Other	47	—	128	—

Total	8,437	176	7,716	406
Valuation Allowance	(357)	—	(273)	—

Total	$8,080	$176	$7,443	$406

      At December 31, 2003, no deferred taxes have been provided on the unremitted earnings of the Company’s foreign subsidiaries, which have been, or intend to be, permanently reinvested. Undistributed earnings amounted to approximately $2,263,000.

      At December 31, 2003, the Company had foreign net operating loss carryforwards other than Japan of $429,000, which are available to offset foreign income on an indefinite carryforward basis. Japan’s net operating loss carryforward of $470,000 begins to expire in 2004.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the Company had federal tax credit carryforwards of $312,000 that begin to expire in 2005 and state credit carryforwards of $289,000 that begin to expire in 2011.

      In 2001, the Internal Revenue Service (“IRS”) notified the Company of purported federal income tax deficiencies for the years 1997 through 1999. At issue was the Company’s deduction of an aggregate of $6.8 million of payments made by the Company pursuant to the settlement, on May 7, 1999, of a consolidated securities class action lawsuit. In 2002, the Company reached a settlement with the IRS that allowed the Company to deduct $5.5 million of the original $6.8 million deduction. The impact of this settlement has been included in the Company’s 2002 income tax provision.

      Although a substantial number of issues for the years being audited have been resolved, the Company also received notice of proposed tax deficiencies for the years 1996 to 1999, relating to the Company’s research and experimentation credits. In 2003, the Company reached a tentative settlement with the IRS that allowed 50% of the research and experimentation credits associated with the 1996 to 1999 years, or $351,000. This amount has been included in the Company’s tax provision as of December 31, 2003.

7.	Leases

      The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $3,095,000, $2,709,000 and $3,137,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2008 and the Company has the right to extend the lease for an additional term of five years. Future minimum lease payments under the Company’s operating leases as of December 31, 2003, are as follows (in thousands):

Year Ending
December 31,

2004	$2,921
2005	2,415
2006	2,035
2007	1,413
2008 and thereafter	209

$8,993

      The Company subleases office space under noncancelable leases. The Company received rental income under these leases of $569,000, $512,000 and $500,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Future minimum lease receipts under these leases as of December 31, 2003 are as follows (in thousands):

Year Ending
December 31,

2004	$509
2005	340
2006	113

$962

8.	License and Royalty Agreements

      The Company has non-exclusive rights to integrate certain third-party software into certain of the Company’s products. Under the terms of an agreement, the licensor of the software is paid royalties based on a percentage of the related license fee revenues collected by the Company. Under another agreement,

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company is obligated to pay at least $25,000 per quarter. The total royalty expense under these agreements for the years ended December 31, 2001, 2002 and 2003 was $456,000, $458,000 and $490,000, respectively.

      In connection with the Savid acquisition, the Company was obligated to pay 10% of license fees with respect to sales and/or licensing of the Savid system during the period commencing on April 15, 1998 and ending on April 14, 2003. Royalty expense for the years ended December 31, 2001, 2002 and 2003 was $0, $47,000 and $13,000, respectively.

      In connection with the Quantra acquisition in 1998, the Company is party to three royalty agreements as a result of utilities that interface with the Company’s SKYLINE II product. The royalties are paid based on either annual guaranteed total unit sales of the product at a rate of $15 per user, or as a percentage of the utility list price, which is typically 33.33%. Royalty expense under these agreements for the years ended December 31, 2001, 2002 and 2003 was $25,000, $39,000 and $21,000, respectively.

9.	Defined Contribution Plans

      The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 20% of his or her salary, subject to certain limitations. The Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $3,000 per year. The Company offers employees a selection of various public mutual funds but does not include Company common stock as an investment option in its Plan.

      During the years ended December 31, 2001, 2002 and 2003, the Company incurred $339,000, $426,000 and $500,000, respectively, of expenses related to these plans.

10.	Stock Option and Purchase Plans

      During 1994, the Board of Directors approved a new plan (“1994 Plan”), effective January 1, 1995, for which 1,500,000 shares of common stock were reserved. The 1994 Plan was amended in October 1995 and April 1996 to reserve additional shares of common stock for issuance under the 1994 Plan, bringing the total shares of common stock reserved for issuance to 4,500,000. Options under the 1994 Plan generally vest ratably over four years and expire ten years after the date of grant. The Board of Directors, as of April 30, 1998, decided that no further options would be granted under the 1994 plan. Under the 1994 Plan, there were options to purchase 1,802,501, 1,415,550 and 140,550 shares of common stock outstanding as of December 31, 2001, 2002 and 2003, respectively, of which options to purchase 1,292,985, 961,437 and 140,550 shares of common stock were exercisable as of December 31, 2001, 2002 and 2003, respectively.

      The Company’s 1996 Director Stock Option Plan (“1996 Plan”) provides for non-employee directors to receive options to purchase common stock of the Company at an exercise price equal to the fair market value of the common stock at the date of grant. Each option granted under the 1996 Plan is fully vested immediately upon the option grant date and expires ten years from the grant date. On May 23, 2000, the 1996 Plan was amended to increase the number of shares of Common Stock reserved for issuance to 450,000. At December 31, 2001, 2002 and 2003, there were 217,500, 127,500 and 82,500 shares, respectively, available for director option grants. There were options to purchase 210,000, 300,000 and 345,000 shares of common stock outstanding as of December 31, 2001, 2002 and 2003, respectively. All options outstanding were exercisable as of December 31, 2001, 2002 and 2003, respectively.

      During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), for which 2,250,000 shares of common stock were reserved for issuance. The number of reserved shares was increased by 750,000 in both May 2000 and 2001. In May 2003, the number of reserved shares was

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further increased by 1,500,000 for a total of 5,250,000 shares. Generally, options under the 1998 Plan vest ratably over four years and expire ten years subsequent to the grant. Shares available for option grants under the 1998 Plan were 1,778,943, 657,210 and 2,839,938 at December 31, 2001, 2002 and 2003, respectively. There were options to purchase 1,958,246, 2,066,193 and 1,702,923 shares of common stock outstanding at December 31, 2001, 2002 and 2003, respectively, of which options to purchase 754,545, 920,616 and 678,573 shares were exercisable.

      In 1999, the Board of Directors approved the Company’s 1999 Non-Officer Employee Stock Incentive Plan (“1999 Plan”) and reserved 1,875,000 shares of common stock for issuance under the 1999 Plan. All of the Company’s employees, consultants, and advisors other than the Company’s executive officers and directors are eligible to participate in the 1999 Plan. Only non-statutory stock options, restricted stock awards, and other stock-based awards may be granted under the 1999 Plan. Shares available for option grants under the 1999 Plan were 680,072, 805,089 and 799,659 at December 31, 2001, 2002 and 2003, respectively. There were options to purchase 1,002,735, 612,855 and 382,493 shares of common stock outstanding at December 31, 2001, 2002 and 2003, respectively, of which options to purchase 451,155, 383,412 and 325,806 shares were exercisable.

      The following table summarizes stock option transactions for the years ended December 31, 2001, 2002 and 2003.

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2000	4,856,935	$6.19
Granted	945,750	3.61
Cancelled	(686,855)	5.15
Exercised	(142,348)	3.48

Outstanding at December 31, 2001	4,973,482	5.93
Granted	651,000	6.43
Cancelled	(340,441)	6.23
Exercised	(889,443)	4.87

Outstanding at December 31, 2002	4,394,598	6.19
Granted	637,500	8.04
Cancelled	(1,199,298)	8.78
Exercised	(1,261,834)	5.20

Outstanding at December 31, 2003	2,570,966	$5.92

      The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding at	Remaining Contractual	Weighted Average	Exercisable at	Weighted Average
Exercise Price	12/31/03	Life (years)	Exercise Price	12/31/03	Exercise Price

$ 2.63 – $ 3.83	1,229,784	6.4	$3.45	1,006,430	$3.45
4.00 – 6.00	216,996	7.3	5.19	71,828	4.75
6.13 – 8.64	842,936	8.7	7.67	164,171	7.86
10.00 – 12.09	194,250	6.8	10.41	160,500	10.40
15.17 – 15.75	87,000	4.5	15.59	87,000	15.59

	2,570,966	7.2	$5.92	1,489,929	$5.46

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The exercise price for each of the above grants was determined by the Board of Directors to be equal to the fair market value of the Company’s common stock on the date of grant.

      The Company’s 1996 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of common stock pursuant to payroll deductions at a price equal to 85% of the fair market value of the Company’s common stock on either the first or last day of the purchase period, whichever is lower. The Company has adopted semi-annual purchase periods of October through March and April through September. As of December 31, 2003, employees had deposited with the Company, through payroll deductions, approximately $107,000 to purchase shares through the ESPP at March 31, 2004. In May 2003, the ESPP was further amended to increase the reserved shares from 900,000 to 1,200,000.

      At December 31, 2001, 2002 and 2003, an aggregate of 7,867,500, 6,135,000 and 6,691,000 shares, respectively, were reserved for issuance under the Company’s stock option plans and employee stock purchase plan.

11.	Acquisitions

      On December 12, 2003, the Company acquired substantially all of the assets of Amicorp Group’s fund services business for $1.8 million in cash. The fund services business, named SS&C Fund Services N.V., is headquartered in Curacao, the Netherlands Antilles. SS&C Fund Services serves the fund community with both on and offshore services, including transfer agency, net asset valuation, account control and reconciliation, set up of investment funds, maintenance of corporate vehicles and client service management.

      The acquisition was accounted for as a purchase. The net assets and results of operations of the fund services business have been included in the consolidated financial statements from December 12, 2003. A summary of the purchase price allocation appears below. The purchase price was allocated to tangible and intangible assets based on their fair market value on the date of the acquisition. There was no technology acquired as part of this acquisition. The fair value of acquired client contracts of $0.4 million was determined based on the discounted future cash flows method. This intangible asset is amortized on a straight-line basis over five years, the estimated future period over which the Company expects to derive an economic benefit from the contracts.

      On November 15, 2002, the Company acquired the assets and business of DBC, a business within The Thomson Corporation and assumed certain liabilities. DBC is a leading provider of financial software for fixed income analysis in municipal finance in the United States. DBC products are widely used for structuring general obligation and revenue bond issues, including asset-backed housing and student loan securitizations. The consideration for the deal was $4.6 million in cash and the costs of the transaction.

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

      On January 15, 2002, the Company acquired the assets and business of Real-Time USA, Inc. (“Real-Time”), a solution provider of sell-side fixed income applications. Real-Time delivers a comprehensive suite of front-, mid-, and back-office applications via Application Service Provider (“ASP”) or license, to commercial banks and broker-dealers throughout the United States. The consideration for the deal was $3.9 million in cash and the assumption of certain liabilities by the Company, and a potential earn-out payment by the Company of up to $1.2 million in cash if certain 2002 revenue targets were achieved. The

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earn-out targets were not attained in 2002 and thus no payment was made. A summary of the allocation of the purchase price appears below.

      The acquisition was accounted for as a purchase. The net assets and results of operations of Real-Time have been included in the consolidated financial statements of the Company from January 1, 2002. The purchase price was allocated to tangible and intangible assets, liabilities, and in-process research and development (“IPR&D”) based on their fair value on the date of the acquisition. The fair value assigned to intangible assets acquired was based on an independent appraisal. The fair value of acquired completed technology of $1.7 million was determined based on the future cash flows method. The acquired completed technology is amortized on a straight-line basis over four years, the estimated life of the product.

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

      On November 15, 2001, the Company acquired substantially all of the assets of Digital Visions (“DVI”), a division of Netzee, Inc. and assumed certain liabilities, for $1.6 million. DVI delivers two major products over the Internet to over 1,700 community financial institutions. The first is a suite of bond accounting, interest rate analytic, and asset liability management services under the brand name PortPro, which is primarily sold through dealer banks and bond brokers. The second is a “Mall” of information services designed to help retail and small business lending officers at these institutions.

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

      The following summarizes the allocation of the purchase price for the Amicorp Group’s fund services business, Real-Time, DBC, and DVI acquisitions (in thousands):

	Fund
	Services	Real-Time	DBC	DVI
	(2003)	(2002)	(2002)	(2001)

Assets acquired, net of cash received	$41	$664	$819	$926
Acquired client contracts	366	—	—	—
Purchased technology	—	1,743	2,912	910
In-process research & development	—	1,744	—	—
Goodwill	1,410	—	2,368	—
Liabilities assumed	—	(221)	(1,534)	(252)

Consideration paid	$1,817	$3,930	$4,565	$1,584

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the acquisitions of Real-Time, DBC and DVI occurred on January 1, 2001. The unaudited pro forma combined results of operations for the year ended December 31, 2002 excludes the $1.7 million write-off of purchased IPR&D related to Real-Time. This unaudited pro forma information (in thousands, except per share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2001	2002	2003

Revenues	$63,747	$65,945	$65,531
Net income	3,427	9,102	11,796
Basic earnings per share	$0.15	$0.47	$0.63
Diluted earnings per share	$0.15	$0.44	$0.59

      Pro forma results of operations have not been presented for the acquisition of Amicorp Group’s fund services business, as results of operations of the acquired business are not significant to the Company.

12.	Commitments and Contingencies

      From time to time, the Company is subject to certain legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.

13.	Restructuring Charge

      As a result of a review of its resource needs, the Company made the decision in 2001 to close several branches and eliminate redundant positions. The restructuring charge incurred in connection with the branch closings and the elimination of positions was $0.8 million for the year ended December 31, 2001. The charge primarily consisted of severance pay for terminated employees, ongoing lease commitments and fixed assets write-offs.

14.	Subsequent Events

      On February 17, 2004, the Company acquired substantially all the assets of NeoVision Hypersystems, Inc. (“NeoVision”) for $1.6 million and the assumption of certain liabilities. NeoVision is a provider of tactical visual analytical solutions for the financial industry. The net assets and results of operations of NeoVision will be included in the Company’s consolidated financial statements as of February 15, 2004.

      On January 16, 2004, the Company acquired substantially all the assets of Investment Advisory Network, LLC (“IAN”) for $3 million and the assumption of certain liabilities. IAN provides web-based wealth management services to financial institutions, broker-dealers and financial advisors who offer managed accounts to the private wealth market. The net assets and results of operations of IAN will be included in the Company’s consolidated financial statements as of January 1, 2004.

      On February 4, 2004, the Company’s Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend. The record date for the stock split was February 20, 2004 and the payment date was March 5, 2004. All share and per share amounts for all periods presented have been retroactively restated to reflect the stock split.

      As part of its semi-annual cash dividend program, the Company’s Board of Directors declared a post-split dividend of $0.07 per share to be payable on or about March 24, 2004 to stockholders of record as of March 10, 2004.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	International Sales and Geographic Information

      The Company operates in one segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. There were no sales to any individual clients during the years in the three-year period ended December 31, 2003 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

      The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the Americas and Europe. The European region includes European countries as well as the Middle East and Africa. Other operating regions include Asia Pacific and Japan.

      Revenues by geography for the years ended December 31, were (in thousands):

	2001	2002	2003

United States	$45,517	$52,436	$54,379
Americas excluding United States	3,356	3,165	4,050
Europe	5,087	4,546	4,796
Other	2,409	2,287	2,306

	$56,369	$62,434	$65,531

      Long-lived assets as of December 31, were (in thousands):

	2002	2003

United States	$13,221	$10,869
Americas excluding United States	—	1,813
Europe	440	352
Other	148	128

	$13,809	$13,162

16.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2002
Revenue	$15,215	$15,872	$15,109	$16,238
Gross profit	9,918	10,640	10,003	10,884
Operating income	661	3,116	3,339	4,026
Net income	935	1,597	2,146	2,627
Basic earnings per share	$0.05	$0.08	$0.11	$0.14
Diluted earnings per share	0.04	0.08	0.11	0.13
2003
Revenue	$15,738	$15,906	$16,008	$17,879
Gross profit	10,595	10,816	11,094	12,600
Operating income	3,565	4,173	4,609	6,031
Net income	2,329	2,734	3,041	3,692
Basic earnings per share	$0.12	$0.15	$0.16	$0.20
Diluted earnings per share	0.12	0.14	0.15	0.19

      The first quarter of 2002 includes a $1.7 million pretax write-off of purchased in-process research and development.

Exhibit Index

Exhibit
No.	Description

2.1†	Asset Purchase Agreement, dated November 15, 2001, by and between the Registrant and Netzee, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 15, 2001 (File No. 000-28430)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended is, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 000-28430)
3.2	Second Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-28430)
4.1	Specimen Certificate for shares of Common Stock, $.01 par value per share, of the Registrant is incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-3094) (the “Form S-1”)
4.2	Warrant, dated March 29, 2002, made by the registrant in favor of Conseco, Inc. is incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-28430) (the “2002 Form 10-K”)
10.1*	1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28430)
10.2*	1996 Director Stock Option Plan, as amended is incorporated herein by reference to Appendix D to the Registrant’s Definitive Schedule 14A, filed April 28, 2000 (File No. 000-28430)
10.3*	1998 Stock Incentive Plan, as amended, is incorporated by reference to appendix C to the Registrant’s Definitive Schedule 14A, filed April 27, 2001 (File No. 000-28430)
10.4*	1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.5 to the 2002 Form 10-K
10.5*	Employment Agreement, dated March 28, 1996, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.5 to the Form S-1
10.6	Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)
10.7	Stock and Note Purchase Agreement, dated September 25, 1990, as amended on September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.10 to the Form S-1
10.8	Series B Preferred Stock Purchase Agreement, dated September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.11 to the Form S-1
10.9	Series C Preferred Stock Purchase Agreement, dated March 31, 1995, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.12 to the Form S-1
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.