Form 10-K/A
period 2003-12-31
SS&C TECHNOLOGIES INC
filed 2004-04-21
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

Form 10-K/A

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

EXPLANATORY NOTE

      This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004, is being filed: (1) to provide additional information in Items 1, 7 and 8 primarily in response to comments from the staff of the Securities and Exchange Commission, (2) to correct typographical errors in Item 6, (3) to update the cross references in Items 10, 11 and 14 to information incorporated by reference from the Registrant’s proxy statement for the 2004 annual meeting, and (4) to provide additional information in the notes to the Registrant’s consolidated financial statements, including information relating to revenue recognition policies in note 2, a clarification with respect to stockholders’ equity in note 5, additional information relating to international sales in note 15 as well as minor changes in notes 1, 11 and 14. In addition, although no revisions were made to Items 5 and 7A, such items have been included in this Amendment No. 1 because it is the Registrant’s intention to distribute this Amendment No. 1 to its stockholders in satisfaction of its obligations under Rule 14a-3 promulgated under the Securities Exchange Act of 1934.

      This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 12, 2003, or modify or update the disclosures prescribed in the original Annual Report on Form 10-K, except to reflect the revisions noted above.

SS&C TECHNOLOGIES, INC.

YEAR 2003 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING INFORMATION

      This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should” and similar expressions are intended to identify forward-looking statements. The factors discussed under the caption “Certain Factors That May Affect Future Operating Results” in Item 7, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

      SS&C Technologies, Inc. provides the financial services industry with a broad range of highly specialized software, business process outsourcing (BPO) services and application service provider (ASP) solutions. We deliver mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. We provide our products and related services in seven vertical markets in the financial services industry:

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

      For financial information relating to our business, including geographic information, please see our consolidated financial statements, including the notes thereto. For risks relating to our business, including the risks of our foreign operations, see “Certain Factors That May Affect Future Operating Results — Risks Relating to Our Business”.

Industry Background

      The financial services industry is a large market that is expected to grow significantly over the next several years. According to a February 2003 Empirical Research Partners, the total financial assets under management in the U.S. were $18 trillion in 2002, and are expected to grow to $26 trillion in 2007, a compound annual growth rate of 8%.

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

      Many of our acquisitions have enabled us to expand our product and services offerings into new markets or client bases. For example, with our acquisitions of Shepro Braun Systems and HedgeWare we began providing portfolio management and accounting software to the hedge funds and family offices market. We began offering property management products to the real estate property management industry after we acquired Quantra and started selling financial modeling products to the municipal finance market after the DBC acquisition. The addition of new products and services also has enabled us to market other products and services to acquired client bases.

      To date, all of our acquisitions have resulted in a marketable product or service that has added to our revenues. We also have generally been able to reduce the costs of providing such products or services following the acquisition, such as by consolidating sales and marketing efforts for such products or services with our ongoing operations.

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

Product Support

      We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the Solution Center, a website that serves as an exclusive on-line community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. We regularly distribute via the Internet our Software and Services eBRIEFINGs, which are industry-specific articles targeted to participants in our seven vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include both regularly hosted classroom instruction and online client seminars, or “webinars,” that address current, often technical issues in the financial services industry, such as “Price Behavior Curves” and “Option Pricing Methodology”.

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

Case Study

      LSV Asset Management. LSV Asset Management is a quantitative value equity manager providing active management for institutional investors through the application of proprietary investment models. Founded in 1994 and located in Chicago, LSV offers a variety of value equity strategies for institutional investors. LSV sought a solution that could support its strategic plan to grow its core business without investing heavily in costly and resource-intensive back-office systems, technology and staff. In 1998, we licensed Antares to LSV for its trade order management needs and provided our SS&C Direct outsourcing services for LSV’s portfolio accounting, custodian reconciliation and reporting requirements. In 1998, LSV had $4 billion of assets under management in 75 portfolios with an operations staff of five. As of December 31, 2003, LSV had $19 billion of assets under management, an increase of 375%, and managed 300 portfolios in 15 currencies with an operations staff of seven. LSV was able to control its costs during this period of growth in both the volume and complexity of its assets under management by utilizing our products and services, which are designed to adapt to changing industry conditions.

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

      Our marketing personnel are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. Our marketing activities, which focus on use of the Internet as a cost-effective means of reaching current and potential clients, include:

•	content-rich, periodic Software and Services eBRIEFINGs targeted at clients and prospects in each of our vertical and geographic markets,

•	seminars and webinars,

•	trade shows,

•	conferences, and

•	public relations efforts.

      Some of the benefits of our shift in focus to an Internet-based marketing strategy include lower marketing costs, more direct contacts with actual and potential clients, increased marketing leads, distribution of more up-to-date marketing information and an improved ability to measure marketing initiatives.

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

Employees

      As of December 31, 2003, we had 318 full-time employees, consisting of:

•	85 employees in research and development,

•	95 employees in consulting and services,

•	51 employees in sales and marketing,

•	54 employees in client support, and

•	33 employees in finance and administration.

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

	December 31,

	1999	2000	2001(2)	2002(3)	2003(4)

	(In thousands)
Statement of Operations Data:
Revenues	$68,503	$61,406	$56,369	$62,434	$65,531
Income (loss) before taxes	(19,191)	3,333	6,487	12,300	19,337
Net income (loss)	(12,648)	2,172	4,022	7,305	11,796
Net income (loss) per share(1):
Basic earnings (loss) per share	$(0.54)	$0.09	$0.18	$0.38	$0.63
Shares used in basic per share calculation	23,517	23,877	22,506	19,473	18,617
Diluted earnings (loss) per share	$(0.54)	$0.09	$0.18	$0.36	$0.59
Shares used in diluted per share calculation	23,517	23,943	22,752	20,531	19,832
Cash dividends declared per share(5)	$—	$—	$—	$—	$0.067

	December 31,

	1999	2000	2001(2)	2002(3)	2003(4)

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,304	$20,690	$28,425	$18,336	$15,261
Investments in marketable securities	36,034	35,840	31,077	23,383	37,120
Working capital	53,617	54,330	56,284	36,699	42,009
Total assets	89,717	90,858	88,779	75,480	82,585
Long-term obligations	11	5	—	—	—
Stockholders’ equity	72,553	72,654	72,948	57,270	61,588

(1)	Earnings per share have been restated for all periods presented to reflect a three-for-two common stock split in the form of a common stock dividend effective on March 5, 2004.

(2)	On November 15, 2001, we acquired Digital Visions, a division of Netzee Inc. See notes 2 and 11 of notes to our consolidated financial statements.

(3)	On January 15, 2002, we acquired the assets and business of Real-Time USA, Inc. On November 15, 2002, we acquired the assets and business of DBC, a business within the Thomson Corporation. See notes 2 and 11 of notes to our consolidated financial statements.

(4)	On December 12, 2003, we acquired the assets and business of Amicorp Group’s fund services business. See notes 2 and 11 of notes to our consolidated financial statements.

(5)	As part of our semi-annual cash dividend program, our board of directors declared a cash dividend of $0.07 per share during the first quarter of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide the financial services industry with a broad range of highly specialized software, BPO services and ASP solutions. We deliver mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. We provide our products and related services in seven vertical markets in the financial services industry:

•	insurance entities and pension funds,

•	institutional asset management,

•	hedge fund and family offices,

•	financial institutions, such as retail banks and credit unions,

•	commercial lending,

•	real estate property management, and

•	municipal finance.

      In 2003, we continued our focus on the four primary objectives that we use in measuring our financial performance:

•	increasing recurring revenues as a percentage of total revenues,

•	enhancing our profitability,

•	entering new markets through acquisitions and expanding our presence in current markets, and

•	improving operating cash flow.

      We continue to focus on increasing the portion of our revenues derived from our outsourcing solutions and maintenance services because these provide us with recurring revenue streams. We have taken a number of steps to increase recurring revenues, such as automating our outsourcing delivery methods, providing our employees with sales incentives, and acquiring businesses that offer outsourcing services, such as Amicorp Group’s fund services business, or that have a large base of maintenance clients, such as DBC. Moving our business to a recurring revenue model gives us the ability to better plan and manage our business going forward, and should help us reduce the quarterly fluctuations in revenues and operating results typically associated with software license revenues. We expect our maintenance and outsourcing revenues to continue to increase as a percentage of total revenues. Our outsourcing revenues increased from $6.3 million, or 11.2% of total revenues, in 2001 to $13.2 million, or 20.2% of total revenues, in 2003, a 108.6% increase. Our maintenance revenues increased from $26.7 million, or 47.4% of total revenues, in 2001 to $31.3 million, or 47.8% of total revenues, in 2003, a 17.1% increase.

      While increasing our revenues, we maintained our focus on profitability in 2003. We decreased our operating expenses from $30.3 million in 2002 to $26.7 million in 2003, while also lowering our cost of revenues from $21.0 million to $20.4 million over the same period. These efforts contributed to a 65% increase in our operating income from 2002 to 2003. We believe that our success in lowering operating expenses results from a disciplined approach to cost cutting, an efficient use of personnel and outside consultants, and more cost-effective marketing programs.

      We continue to increase our market presence through acquisitions. In January 2002, we acquired Real-Time USA, Inc., a provider of ASP and license office applications to commercial banks and broker-dealers, and in November 2002, we acquired DBC, a provider of financial software for fixed-income analysis in the municipal finance market. In December 2003, we acquired Amicorp Group’s fund services line of business, which we believe will significantly expand our capacity in the global hedge fund market. We named this business SS&C Fund Services and expect it to be an important element of our strategy to increase our outsourcing business. During the first quarter of 2004, we acquired the businesses of Investment Advisory Network, which provides web-based wealth management services to financial institutions, and NeoVision Hypersystems, which provides tactical visual analytic solutions for the financial services industry. Based on historical trends and current expectations, we expect SS&C Fund Services, Investment Advisory Network and NeoVision to contribute in the aggregate approximately 4% to 8% of 2004 revenues and have an immaterial impact on cash flows and working capital requirements. All of our acquisitions have added new SS&C clients as well as additional products and services to our portfolio.

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

      The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended
	December 31,

	2001	2002	2003

Revenues:
Software licenses	27.1%	25.0%	21.7%
Maintenance	47.4	44.6	47.8
Professional services	14.2	10.1	10.3
Outsourcing	11.2	20.2	20.2

Revenues

      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues were $56.4 million, $62.4 million and $65.5 million in 2001, 2002 and 2003, respectively. Revenue growth in 2002 was primarily a result of our acquisitions of Digital Visions in November 2001, Real-Time in January 2002 and DBC in November 2002, which added an aggregate of $8.7 million in revenues, offset by a decrease of $2.7 million from sales of products and services that were not related to these acquired companies. The decrease in revenues from these other products and services in 2002 resulted primarily from the unfavorable global economic conditions, which led to decreased spending by our clients and fewer opportunities to sell our products and services. The increase in revenues from 2002 to 2003 of $3.1 million, or 5.0%, was due to an increase of $3.6 million as a result of a full year of sales of our DBC products, including maintenance revenues associated with such products, offset by a decrease of $0.5 million from sales of other products and services. As a general matter, our software license and professional services revenues tend to fluctuate based on the number of new licensing clients, while fluctuations in our outsourcing revenues are attributable to the number of new outsourcing clients as well as the number of outsourced transactions provided to our existing clients. Maintenance revenues vary primarily on the rate by which we add or lose maintenance clients over time and, to a lesser extent, the annual increases in maintenance fees, which are generally tied to the consumer price index.

      During 2003, we experienced improved sales opportunities, as clients began to increase spending following the economic conditions of 2002, and a trend toward sales of outsourcing services over software licenses. We have diverse product and service offerings and, as a result, different products and services show strength in given years due to factors such as fluctuating economic conditions affecting the vertical markets for such products and services, shifts in client preferences for licensing software or obtaining outsourcing services, improvements in technology leading to new software releases and changing regulatory environments adding to the complexity of managing client data. As noted above, however, we intend to continue to focus on providing outsourcing services to our clients, as these services can result in a more predictable, recurring source of our revenues.

Software Licenses

      Software license revenues were $15.3 million, $15.6 million and $14.2 million in 2001, 2002 and 2003, respectively. The increase in software license revenues from 2001 to 2002 of $0.3 million, or 2.2%, was mainly due to an increase in sales resulting from our acquisitions of Real-Time and DBC, which added an aggregate of $2.0 million in software license revenues, and an increase of $1.8 million in sales of our LMS product, offset by decreases in sales of our CAMRA, Total Return and PTS products of $1.6 million, $1.0 million and $0.6 million, respectively. As noted above, the decrease in sales of these products was due primarily to unfavorable global economic conditions during 2002, which resulted in reduced sales opportunities and client spending, including on software licenses. The decrease in software license revenues from 2002 to 2003 of $1.4 million, or 8.9%, was primarily due to decreases in sales of LMS, SKYLINE and CAMRA licenses of $1.1 million, $0.6 million and $0.5 million, respectively. Sales of DBC products increased in 2003 by $0.9 million, representing a full year of activity following our acquisition of this business in November 2002. During 2003, we increased our emphasis on providing outsourcing services over software licenses, in part in reaction to client preferences, and also because these services are potential sources of recurring and more predictable revenues. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

      Maintenance revenues were $26.7 million, $27.9 million and $31.3 million in 2001, 2002 and 2003, respectively. The increase in maintenance revenues from 2001 to 2002 of $1.1 million, or 4.2%, was primarily due to the acquisitions of Real-Time and DBC in January and November of 2002, which added an aggregate of $0.9 million in maintenance revenues, and annual maintenance fee increases. This was offset by a decrease of $0.6 million in maintenance revenues from discontinued products. Maintenance revenues increased from 2002 to 2003 by $3.4 million, or 12.5%, primarily as a result of a full year of maintenance revenues from DBC, which contributed $2.7 million to the overall increase, as well as annual maintenance fee increases for most of our products. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

      Professional services revenues were $8.0 million, $6.3 million and $6.8 million in 2001, 2002 and 2003, respectively. Professional services revenues decreased from 2001 to 2002 by $1.7 million, or 20.9%. The decline in professional services revenues during 2002 resulted from unfavorable global economic conditions, which led to decreased spending by our clients and fewer opportunities to sell our services. Professional services revenues increased from 2002 to 2003 by $0.4 million, or 6.8%, primarily due to a significant professional services project during the third and fourth quarters of 2003, which contributed $1.6 million in revenues for that period. This project, which was completed in the first quarter of 2004, represented a unique opportunity, and we do not expect single projects of comparable size in the near future. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Outsourcing

      Outsourcing revenues were $6.3 million, $12.6 million and $13.2 million in 2001, 2002 and 2003, respectively. The increase in outsourcing revenues from 2001 to 2002 by $6.3 million, or 99.2%, was primarily attributable to the outsourcing services provided by Digital Visions and Real-Time, which added an aggregate of $5.4 million in outsourcing revenues, and increased demand by clients for outsourcing services provided by SS&C Direct as an alternative to license purchases, which added an aggregate of $0.9 million in outsourcing revenues. Outsourcing revenues increased from 2002 to 2003 by $0.6 million, or 4.7%, as a result of increased demand for our SS&C Direct services, which added $1.6 million in outsourcing revenues, and the introduction of our Lightning product in 2002, which added $0.3 million in outsourcing revenues. These increases were offset by a $1.4 million decrease in PortPro revenues. In 2002, we significantly increased the pricing of our PortPro product, which caused us to lose some of our PortPro clients in 2003. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues

      The total cost of revenues was $20.3 million, $21.0 million and $20.4 million in 2001, 2002 and 2003, respectively. Our gross margin increased from 64% in 2001 to 66% in 2002, and increased to 69% in 2003. The increase in gross margin from 2001 to 2002 was primarily due to increased outsourcing revenues and lower cost of maintenance revenues due to our cost reduction programs initiated in late 2001, which continued in 2002. The increase in gross margin from 2002 to 2003 was primarily attributable to efficiencies gained in providing an increased level of outsourcing and professional services without incurring the same level of increase in our costs.

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

Cost of Maintenance Revenues

      Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of product and regulatory updates. The cost of maintenance revenues was $6.8 million, $5.6 million and $6.2 million in 2001, 2002 and 2003, respectively. The decrease in costs from 2001 to 2002 of $1.2 million, or 17.2%, was primarily due to improved efficiencies and cost reductions initiated by us in late 2001 and continuing in 2002, including the adoption of web-based client maintenance support, which requires lower headcount and is thus less expensive. These cost reductions resulted in lower personnel-related costs of $1.3 million and lower operating costs of $0.5 million, which was offset by a $0.7 million increase in costs due to the acquisitions of Real-Time and DBC. Average staffing levels, excluding acquisitions, fell by 17 employees from 2002 to 2003, mainly from staff reductions and attrition. Costs increased in absolute dollars from 2002 to 2003 due to a $0.4 million engagement of a third party with actuarial expertise to assist with the management of our PTS business. Costs, as a percentage of revenues, relating to these management services are expected to continue at approximately these levels for the near term. The cost of maintenance revenues as a percentage of these revenues was 25%, 20% and 20% in 2001, 2002 and 2003, respectively.

Cost of Professional Services Revenues

      Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $6.9 million, $5.4 million and $4.4 million in 2001, 2002 and 2003, respectively. The cost of professional services revenues as a percentage of these revenues was 86%, 86% and 65% in 2001, 2002 and 2003, respectively. Our professional services margin improved from 2002 to 2003 primarily due to a significantly large consulting project that commenced during the third quarter of 2003. The decrease in costs, in terms of dollars, is a product of our effort to align the size of our professional consulting organization with the demand for our implementation and consulting services. As a result, average headcount decreased by 13 employees from 2001 to 2002 and by an additional seven employees from 2002 to 2003.

Cost of Outsourcing Revenues

      Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $5.9 million, $8.6 million and $8.0 million in 2001, 2002 and 2003, respectively. The cost of outsourcing revenues as a percentage of these revenues was 93%, 68% and 61% in 2001, 2002 and 2003, respectively. We have improved margins for outsourcing revenues by managing costs and improving efficiencies through the automation of processes that were previously done manually. The increase in costs, in terms of dollars, from 2001 to 2002 was due to the Digital Visions and Real-Time acquisitions, which accounted for an aggregate of $3.2 million of costs, and was partially offset by cost reductions of $0.4 million in the SS&C Direct business unit. The decrease in costs from 2002 to 2003 was largely attributable to our ability to effectively service a larger base of outsourcing clients with a lower average headcount. Average headcount decreased by two employees from 2002 to 2003. Additionally, we were able to manage our costs for outside data fees, which decreased by $0.3 million from 2002 to 2003, due to successful negotiation of a new agreement.

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

Selling and Marketing

      Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $11.4 million, $9.1 million and $8.4 million in 2001, 2002 and 2003, respectively, representing 20%, 15% and 13%, respectively, of total revenues in those years. Our costs decreased in both 2002 and 2003 primarily due to reductions in support personnel costs and continued reductions in advertising and promotion expenses as a result of our increased focus on using the Internet to provide current and potential clients with information about our products and services, such as through our Software and Services eBRIEFINGs and webinars, rather than using traditional forms of advertising such as radio and print media, which are considerably more expensive. The decrease in expenses of $2.3 million in 2002 was due to a reduction in personnel-related costs of $2.7 million, a reduction of marketing and promotional costs of $0.6 million, a reduction of $0.2 million in rent costs and a reduction in other operating costs of $0.6 million. These reductions were offset by an increase of $1.8 million due to acquisitions. Staff reductions in 2002 totaled 22 employees. In 2003, selling and marketing expenses decreased by $0.7 million due to a reduction in various operating costs, including travel expenses and various facilities expenses.

Research and Development

      Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $11.3 million, $11.8 million and $11.2 million in 2001, 2002 and 2003, respectively, representing 20%, 19% and 17%, respectively, of total revenues in those years. The increase in expenses in 2002 was mainly due to the acquisitions of Digital Visions, Real-Time and DBC, which added costs of $2.5 million, and was offset by cost reductions in personnel and other related support costs of $2.0 million. This cost reduction was the result of staffing reductions in late 2001 and 2002 of approximately 22 employees. The decrease in research and development expenses in 2003 was primarily due to lower compensation expense of $0.9 million as a result of staffing reductions and decreases in other operating expenses of $0.7 million. This was offset by expense increases of $1.0 million as a result of the DBC acquisition.

General and Administrative

      General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $10.0 million, $7.7 million and $7.2 million in 2001, 2002 and 2003, respectively, representing 18%, 12% and 11%, respectively, of total revenues in those years. The decrease in expenses in 2002 was attributable to lower personnel-related costs of $1.4 million and improved cost controls in the areas of professional services and other operating costs for an aggregate of $0.9 million. The lower personnel-related costs were due to a reduction of 12 employees. General and administrative expenses decreased in 2003 primarily due to lower personnel-related costs of $0.7 million, offset by a small increase in all other operating expenses.

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

      Net cash provided by operating activities was $23.7 million in 2003, an increase of $8.2 million from $15.5 million in 2002. Net cash provided by operating activities was primarily due to earnings of $11.8 million adjusted for depreciation and amortization of $3.6 million, tax benefits related to option exercises of $3.3 million and an increase in customer payments from accounts receivable and deferred revenue of $1.8 million and $3.1 million, respectively. Our accounts receivable days sales outstanding at December 31, 2003 was 43 days, compared to 61 days at December 31, 2002. This improvement by 18 days resulted primarily from efficiencies gained in our billing process, as well as favorable collections.

      Cash used in investing activities was $15.3 million in 2003. Cash used in investing activities consisted primarily of net purchases of marketable securities of $12.4 million and cash paid for the acquisition of Amicorp Group’s fund services business of $1.8 million.

      Cash used in financing activities was $12.1 million in 2003. Cash used in financing activities was primarily due to our stock repurchase plan. In 2003, we purchased 1.7 million shares of our common stock for treasury for a total of $17.7 million. Additionally, we paid our first-ever cash dividend, using $1.2 million. This use of cash was partially offset by the proceeds from the exercise of stock options and the issuance of common stock pursuant to our employee stock purchase plan, which provided cash of $6.6 million and $0.3 million, respectively.

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

General economic and market conditions and a weakening of the financial services industry may cause clients and potential clients to reduce expenditures on our products and services, which would result in lost revenues and reduced income

      Our clients include a range of organizations in the financial services industry. The success of these clients is intrinsically linked to the health of the financial markets. In addition, we believe that fluctuations, disruptions, instability or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products, could disproportionately affect demand for our products and services. In addition, if financial services firms continue to consolidate, as they have over the past decade, there could be a material adverse effect on our business and financial results. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system, which could have an adverse effect on our financial results. Any resulting decline in demand for our products and services could have a material adverse effect on our business, financial condition and results of operations.

Our business and financial results may suffer if we are unable to retain and attract clients

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

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our business, results of operations and cash flow

      We have made and may in the future make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities, write-off investments, infrastructure costs, impaired goodwill or other assets, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership.

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

We may be unable to identify suitable businesses to acquire, which would hinder our ability to grow and compete and adversely affect our business and financial results

      We may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions. Historically, a significant portion of our growth has occurred as a result of our ability to acquire similar or complementary businesses on favorable terms. We have relied heavily on acquisitions for adding new products, increasing revenues and adding to our client base, and we expect to continue to do so in the future. This growth strategy is subject to a number of risks that could adversely affect our business and financial results, including:

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

If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties

      Our success and ability to compete depends in part upon our ability to protect our proprietary technology. We rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information, and third parties may assert ownership rights in our proprietary technology.

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

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs, which, in turn, could reduce or eliminate profits

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are not currently a party to any litigation asserting that we have violated third-party intellectual property rights, we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property, including patents, trademarks and copyrights. Any parties asserting that our products or services infringe upon their proprietary rights would force us to defend ourselves and possibly our clients against the alleged infringement. Third parties could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our sales, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

We expect our gross and operating margins may fluctuate over time, which could cause our financial results to differ from investor expectations or negatively affect our profitability

      We expect that our gross and operating margins may fluctuate from period to period as we continue to introduce new products, experience fluctuations in the relative proportions of revenues derived from our products and services, continue to hire and acquire additional personnel and increase other expenses to support our business. Historically, we derived our revenues principally from the licensing of our products. However, we are increasingly deriving our revenues from outsourcing and related services, which have lower profit margins. For the years ended December 31, 2001, 2002 and 2003, our outsourcing revenues represented 11%, 20% and 20%, respectively, of our total revenues. The gross margins for outsourcing services were 7%, 32% and 39% in 2001, 2002 and 2003, respectively. We expect that the portion of our revenues derived from outsourcing and related services will continue to increase, which, because of the lower margins associated with such revenues, could adversely affect our profitability.

Our failure to continue to derive substantial revenues from CAMRA, AdvisorWare, SKYLINE and LMS software, and the provision of maintenance and professional services in support of such software, could adversely affect our business, financial condition and results of operations

      To date, substantially all of our revenues have been attributable to the licensing of our CAMRA, AdvisorWare, SKYLINE and LMS software and the provision of maintenance and professional services in support of such software. During the year ended December 31, 2003, we derived an aggregate of $32.6 million in revenues from CAMRA, AdvisorWare, SKYLINE and LMS licenses and related maintenance and professional services revenues. Our license revenues have been declining as a percentage of our total revenues, and we expect this trend to continue. Despite this shift in the sources of our revenues, we expect that the revenues from these software products and related services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition with respect to our products and services, which may result in price reductions, reduced gross margins or loss of market share

      The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms.

      Some of our current and potential competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly than us to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

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

Undetected software design defects, errors or failures may result in loss of or delay in market acceptance of our products that could adversely affect our revenues, financial condition and results of operations

      Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of or delay in market acceptance of our software products or loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in a delay in or an inability to achieve market acceptance and thus could have a material adverse effect upon our revenues, financial condition and results of operations.

If we cannot attract, train and retain qualified managerial, technical and sales personnel, we may not be able to provide adequate technical expertise and customer service to our clients or maintain focus on our business strategy

      We believe that our success is due in part to our experienced management team. We depend in large part upon the continued contribution of our senior management and, in particular, William C. Stone, our president, chief executive officer and chairman of the board. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. Mr. Stone has been instrumental in developing our business strategy and forging our business relationships since he founded the company in 1986. We maintain no key man life insurance policies for Mr. Stone or any other senior officers or managers.

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

Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations

      For the years ended December 31, 2001, 2002 and 2003, international revenues accounted for 19%, 16% and 17%, respectively, of our total revenues. We sell certain of our products, such as Altair and Mabel, primarily overseas. Our international business may be subject to a variety of risks, including:

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

Catastrophic events may disrupt our business and hurt our results of operations

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

Recently enacted and proposed regulatory changes may cause us to incur increased costs and failure or circumvention of our controls and procedures could seriously harm our business, financial condition, results of operations and cash flows

      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. We currently do not have an internal audit group and we will require significant resources and management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

      Information required by this Item 10 is set forth in the proxy statement under the headings “Directors and Nominees for Director”, “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is incorporated herein by reference. The name, age, and position of each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this annual report, which information is incorporated herein by reference.

      Our board of directors has adopted a new code of business conduct and ethics that applies to all of our executive officers, directors and employees. The code was approved by the audit committee of our board of directors and by the full board of directors. We have posted a current copy of our code under “Corporate Governance” in the “Investor Information” section of our website at www.ssctech.com. To the extent permitted by applicable rules of the NASDAQ Stock Market, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11.	Executive Compensation

      Information required by this Item 11 is set forth in the proxy statement under the headings “Compensation of Executive Officers”, “Compensation Committee Interlocks and Insider Participation”, “Proposal 2 — Amendment to the 1996 Director Stock Option Plan” and “Compensation of Directors”, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information required by this Item 14 is set forth in the proxy statement under the heading “Independent Auditor’s Fees”, which information is incorporated herein by reference.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2004.

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

      SS&C Technologies, Inc. (“SS&C” or the “Company”) was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. The Company provides software, business process outsourcing (BPO) services and application service provider (ASP) solutions to the financial services industry, primarily in the United States of America. The Company also has operations in the U.K., the Netherlands, Malaysia, the Netherlands Antilles, Japan and Singapore. The Company delivers a broad range of highly specialized software products and services that provide mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. The Company provides its products and related services in seven vertical markets in the financial services industry:

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

      The Company’s payment terms for software licenses typically require that the total fee be paid upon signing of the contract. Maintenance services are typically due in full at the beginning of the maintenance period. Professional services and outsourcing services are typically due and payable monthly in arrears. Normally the Company’s arrangements do not provide for any refund rights, and payments are not contingent on specific milestones or customer acceptance conditions. The Company defers revenue in accordance with SOP 97-2, paragraph 14. For arrangements that do contain such provisions, the Company defers revenue until the rights or conditions have expired or have been met.

      Unbilled accounts receivable primarily relates to professional services and outsourcing revenue that has been earned as of month end but is not invoiced until the subsequent month, and to software license revenue that has been earned and is realizable but not invoiced to clients until future dates specified in the client contract.

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

Maintenance Agreements

      Maintenance agreements generally require the Company to provide technical support and software updates to its clients. Such services are generally provided under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development

      Research and development costs associated with computer software are charged to expense as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $401,000 and $151,000 are included in the December 31, 2002 and 2003 balance sheets, respectively, under “Intangible and other assets”.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2002 or 2003. Amortization expense associated with goodwill was $64,000 for the year ended December 31, 2001.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

5.	Stockholders’ Equity

      At December 31, 2002, 50,000,000 shares of Common Stock were authorized and 18,996,167 shares were outstanding and 1,000,000 shares of preferred stock were authorized, none of which were issued or outstanding. At December 31, 2003, 50,000,000 shares of Common Stock were authorized and 18,614,765 shares were outstanding and 1,000,000 shares of preferred stock were authorized, none of which were issued or outstanding.

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

      The effective tax rates were 38.0%, 40.6% and 39.0% for the years ended December 31, 2001, 2002 and 2003, respectively. The reconciliation between the effective tax rates and the expected tax expense is computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), for which 2,250,000 shares of common stock were reserved for issuance. The number of reserved shares was increased by 750,000 in both May 2000 and 2001. In May 2003, the number of reserved shares was further increased by 1,500,000 for a total of 5,250,000 shares. Generally, options under the 1998 Plan vest ratably over four years and expire ten years subsequent to the grant. Shares available for option grants under the 1998 Plan were 1,778,943, 657,210 and 2,839,938 at December 31, 2001, 2002 and 2003, respectively. There were options to purchase 1,958,246, 2,066,193 and 1,702,923 shares of common stock outstanding at December 31, 2001, 2002 and 2003, respectively, of which options to purchase 754,545, 920,616 and 678,573 shares were exercisable.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 15, 2002, the Company acquired the assets and business of DBC, a business within The Thomson Corporation and assumed certain liabilities. DBC provides financial software for fixed income analysis in municipal finance in the United States. DBC products are widely used for structuring general obligation and revenue bond issues, including asset-backed housing and student loan securitizations. The consideration for the deal was $4.6 million in cash and the costs of the transaction.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On February 5, 2004, the Company’s Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend. The record date for the stock split was February 20, 2004 and the payment date was March 5, 2004. All share and per share amounts for all periods presented have been retroactively restated to reflect the stock split.

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

      The Company relies exclusively on its operations in the Netherlands for sales of its Mabel product. Total revenue derived from this product was $1.3 million, $1.9 million and $1.7 million in the years ended December 31, 2001, 2002 and 2003, respectively.

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