Form 10-Q
period 2004-03-31
SS&C TECHNOLOGIES INC
filed 2004-05-06
CIK 1011661

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of the issuer’s classes of common stock as of May 3, 2004:

Class	Number of Shares Outstanding

Common stock, par value $0.01 per share	18,776,009

SS&C TECHNOLOGIES, INC.

      This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Operating Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

SS&C TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,974	$15,261
Investments in marketable securities	25,639	37,120
Accounts receivable, net of allowance for doubtful accounts of $1,501 and $1,449, respectively	8,814	8,571
Prepaid expenses and other current assets	1,301	1,434
Deferred income taxes	570	620

Total current assets	67,298	63,006

Property and equipment
Leasehold improvements	3,605	3,593
Equipment, furniture, and fixtures	16,084	15,805

	19,689	19,398
Less accumulated depreciation	(15,178)	(14,634)

Net property and equipment	4,511	4,764

Deferred income taxes	6,338	6,417
Goodwill	6,982	3,841
Intangible and other assets, net of accumulated amortization of $3,563 and $3,434, respectively	5,741	4,557

Total assets	$90,870	$82,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$645	$916
Income taxes payable	1,152	91
Accrued employee compensation and benefits	1,584	3,484
Other accrued expenses	2,835	2,039
Deferred maintenance and other revenue	18,721	14,467

Total current liabilities	24,937	20,997

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock	269	268
Additional paid-in capital	107,271	105,359
Accumulated other comprehensive income	563	588
Retained earnings	11,250	8,793

	119,353	115,008
Less: cost of common stock in treasury; 8,191 shares	53,420	53,420

Total stockholders’ equity	65,933	61,588

Total liabilities and stockholders’ equity	$90,870	$82,585

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2004	2003

	(In thousands, except
	per share data)
	(Unaudited)
Revenues:
Software licenses	$4,140	$3,382
Maintenance	7,982	7,618
Professional services	1,850	1,657
Outsourcing	5,217	3,081

Total revenues	19,189	15,738

Cost of revenues:
Software licenses	445	441
Maintenance	1,648	1,566
Professional services	1,279	1,154
Outsourcing	2,742	1,982

Total cost of revenues	6,114	5,143

Gross profit	13,075	10,595

Operating expenses:
Selling and marketing	2,220	2,105
Research and development	2,956	3,003
General and administrative	1,869	1,922

Total operating expenses	7,045	7,030

Operating income	6,030	3,565

Interest income	183	249
Other income (expense), net	(32)	5

Income before income taxes	6,181	3,819
Provision for income taxes	2,411	1,490

Net income	$3,770	$2,329

Basic earnings per share	$0.20	$0.12

Basic weighted average number of common shares outstanding	18,687	18,924

Diluted earnings per share	$0.19	$0.12

Diluted weighted average number of common and common equivalent shares outstanding	20,201	19,863

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$3,770	$2,329

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	908	935
Net realized losses (gains) on investments in marketable securities	26	(2)
Deferred income taxes	128	108
Income tax benefit related to exercise of stock options	1,116	—
Provision for doubtful accounts	137	348
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(289)	(1,683)
Prepaid expenses and other assets	130	265
Accounts payable	(273)	(283)
Accrued expenses	(2,006)	(2,280)
Taxes payable	1,065	1,265
Deferred maintenance and other revenues	4,087	7,251

Total adjustments	5,029	5,924

Net cash provided by operating activities	8,799	8,253

Cash flow from investing activities:
Additions to property and equipment	(177)	(105)
Cash paid for business acquisitions, net of cash acquired	(3,855)	—
Purchases of marketable securities	(11,300)	(8,952)
Sales of marketable securities	22,834	5,421

Net cash provided by (used in) investing activities	7,502	(3,636)

Cash flow from financing activities:
Exercise of options	817	385
Purchase of common stock for treasury	—	(1,879)
Common stock dividends	(1,333)	—

Net cash used in financing activities	(516)	(1,494)

Effect of exchange rate changes on cash	(72)	102

Net increase in cash and cash equivalents	15,713	3,225
Cash and cash equivalents, beginning of period	15,261	18,336

Cash and cash equivalents, end of period	$30,974	$21,561

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2003 which were included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The December 31, 2003 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the full year. Certain prior year balances have been reclassified to conform with current year presentation.

2.	Marketable Securities

      At March 31, 2004, the cost basis, fair market value, and unrealized gains and losses by major security type, were as follows (in thousands):

		Gross Unrealized
	Cost	Gains/(losses)	Fair Value

State, municipal and county government bonds	$11,467	$8	$11,475
US Government securities	—	—	—
Corporate bonds	9,515	44	9,559
Equities	3,964	641	4,605

Total	$24,946	$693	$25,639

3.	Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant and the grants are for a fixed number of shares, no compensation expense is recorded.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with the fair value method prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below for the three months ended (in thousands except per share amounts):

	March 31,	March 31,
	2004	2003

Net income, as reported	$3,770	$2,329
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	211	765

Net income, pro forma	$3,559	$1,564

Reported net income per share
Basic	$0.20	$0.12
Diluted	0.19	0.12
Pro forma net income per share
Basic	$0.19	$0.08
Diluted	0.18	0.08

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

4.	Basic and Diluted Earnings Per Share

      Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices exceed the fair value of the common stock. Options to purchase 55,500 and 1,031,000 shares were outstanding at March 31, 2004 and 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

	March 31,	March 31,
	2004	2003

Weighted average common shares outstanding — used in calculation of basic earnings per share	18,687	18,924
Weighted average common stock equivalents — options	1,514	939

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	20,201	19,863

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income”, requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.

      The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended

	March 31,	March 31,
	2004	2003

Net income	$3,770	$2,329
Foreign currency translation gain (loss)	(102)	86
Unrealized gains (losses) on marketable securities	77	(33)

Total comprehensive income	$3,745	$2,382

6.	Stock Repurchase Program

      On May 22, 2003, the Company’s Board of Directors authorized the continued repurchase of shares of the Company’s Common Stock up to an additional expenditure of $30 million. Under the repurchase programs, the Company purchased a total of 8.2 million shares of Common Stock for approximately $53.4 million through December 31, 2003. The Company did not repurchase any shares during the quarter ended March 31, 2004.

7.	Stock Split and Cash Dividend

      On February 5, 2004, the Company’s Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend. The record date for the stock split was February 20, 2004 and the payment date was March 5, 2004. All share and per share amounts for all periods presented have been retroactively restated to reflect the stock split.

      As part of its semi-annual cash dividend program, the Company’s Board of Directors declared a post-split dividend of $0.07 per share, which was paid on March 24, 2004 to stockholders of record as of March 10, 2004.

8.	Acquisitions

      On February 17, 2004, the Company acquired substantially all the assets of NeoVision Hypersystems, Inc. (“NeoVision”) for $1.6 million and the assumption of certain liabilities. The Company paid $0.8 million during the first quarter of 2004 and expects to make the remaining payment in the second quarter of 2004. NeoVision is a provider of tactical visual analytical solutions for the financial industry. NeoVision’s products complement the Company’s existing product offerings and provide traders, brokers and portfolio managers the ability to quickly track, analyze and assess market positions and performance.

      The net assets and results of operations of NeoVision have been included in the Company’s consolidated financial statements from February 15, 2004. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the completed technology was determined using the future cash flows method. The acquired technology is amortized on a

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.

      On January 16, 2004, the Company acquired substantially all the assets of Investment Advisory Network, LLC (“IAN”) for $3 million and the assumption of certain liabilities. IAN provides web-based wealth management services to financial institutions, broker-dealers and financial advisors who offer managed accounts to the private wealth market. IAN’s services complement the Company’s existing product offerings and provide access to the private wealth financial services market.

      The net assets and results of operations of IAN have been included in the Company’s consolidated financial statements from January 1, 2004. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the completed technology was determined using the future cash flows method. The acquired technology is amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.

      The following summarizes the allocation of the purchase price for the acquisitions of NeoVision and IAN (in thousands):

	NeoVision	IAN

Assets acquired, net of cash received	$100	$232
Purchased technology	430	1,100
Goodwill	1,211	1,928
Liabilities assumed	(91)	(255)

Consideration paid	$1,650	$3,005

      The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of NeoVision and IAN occurred on January 1, 2003. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended

	March 31,	March 31,
	2004	2003

Revenues	$19,238	$16,738
Net income	3,736	2,131
Basic earnings per share	$0.20	$0.11
Diluted earnings per share	$0.18	$0.11

9.	Commitments and Contingencies

      From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.

      In 2001, the Internal Revenue Service (“IRS”) notified the Company of purported federal income tax deficiencies for the years 1996 through 1999, relating to the Company’s research and experimentation credits. In 2003, the Company reached a tentative settlement with the IRS that allowed 50% of the research and experimentation credits associated with the years 1996 through 1999, or $351,000. The settlement still requires final approval by the IRS, although in the opinion of management, the final settlement will not be materially different from the amounts recorded. This amount has been included in the Company’s tax provision for the year ended December 31, 2003.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	International Sales and Geography Information

      The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company’s reportable regions consist of the Americas, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

      Revenues by geography were (in thousands):

	Three Months Ended

	March 31,	March 31,
	2004	2003

United States	$16,306	$13,302
Americas excluding United States	857	809
Europe	1,480	1,080
Asia Pacific and Japan	546	547

	$19,189	$15,738

11.	Subsequent Events

      On April 12, 2004, the Company closed its previously announced acquisition of OMR Systems Corporation and OMR Systems International, Ltd (collectively, “OMR”), purchasing the outstanding stock of both subsidiaries from ADP Financial Information Services, Inc. for $19.7 million in cash, plus the costs of effecting the acquisition. OMR provides treasury processing software and outsourcing solutions to banks and offers comprehensive hedge fund administration. The net assets and results of operations of OMR will be included in the Company’s consolidated financial statements from April 12, 2004. The allocation of the purchase price has not yet been finalized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

      Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of Amendment No. 1 to our Annual Report on Form 10-K/ A. Our critical accounting policies are described in our annual filing on Form 10-K/ A and include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Marketable Securities

Results of Operations for the three months ended March 31, 2004 and 2003

      The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended
	March 31,
			Percentage
	2004	2003	Change

Revenues:
Software licenses	$4,140	$3,382	22%
Maintenance	7,982	7,618	5%
Professional services	1,850	1,657	12%
Outsourcing	5,217	3,081	69%

Total revenues	$19,189	$15,738	22%

      The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months
	Ended
	March 31,

	2004	2003

Revenues:
Software licenses	21%	21%
Maintenance	42%	48%
Professional services	10%	11%
Outsourcing	27%	20%

Revenues

      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues were $19.2 million and $15.7 million for the three months ended March 31, 2004 and 2003, respectively. The $3.5 million, or 22%, revenue increase came from both organic growth and acquisitions. Organic growth accounted for $2.3 million of the increase, which came from increased demand of $2.3 million for CAMRA products and $0.9 million for SS&C Direct outsourcing services, offset by reduced sales of $1.0 million for LMS products and services. The remaining $1.2 million increase was due to sales of products and services that we acquired in our recent acquisitions of the fund services business, IAN and NeoVision.

      Software Licenses. Software license revenues were $4.1 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively. The increase of $0.8 million was mainly due to an increase of $1.4 million in sales of our CAMRA product and a $0.2 million increase in our Derivatives product, offset by decreases in sales of our LMS and AdvisorWare products of $0.9 million. In the three months ended March 31, 2004, we experienced a reduction of 2% in the quantity of license deals, which was offset by an increase of 25% in the average deal size. The increase in the average deal size was mainly due to a large sale of a CAMRA product license in the quarter. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases, which may affect the timing of our sales, and variances in economic conditions affecting opportunities in the vertical markets served by such products.

      Maintenance. Maintenance revenues were $8.0 million and $7.6 million for the three months ended March 31, 2004 and 2003, respectively. Maintenance revenue growth was across all product lines except Total Return, with CAMRA maintenance accounting for 52% of the increase. The increase was mainly due to the addition of new maintenance clients and annual maintenance fee increases. We typically deliver maintenance services under one-year renewable contracts that provide for an annual increase in maintenance fees that tracks the cost of inflation. These annual maintenance fee increases, which we believe are customary for software maintenance agreements, are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and continue to obtain annual fee increases tied to the consumer price index.

      Professional Services. Professional services revenues were $1.9 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively. The increase in professional services revenues was due to an increase of $0.8 million for CAMRA implementation services and $0.2 million for professional services associated with the recently acquired companies, offset by reductions of $0.6 million for LMS product services and $0.2 million for AdvisorWare services. The increase in CAMRA services was the result of a large CAMRA project that was completed in the first quarter of 2004. We had a large LMS implementation project in the three months ended March 31, 2003, for which there was no comparable project in 2004. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

      Outsourcing. Outsourcing revenues were $5.2 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase in outsourcing revenues of $2.1 million, or 69%, was attributable to both organic growth and acquisitions. Increased demand and the addition of new clients for our SS&C Direct outsourcing services contributed $1.1 million of the increase and the remainder of $1.0 million came from the recent acquisitions of the fund services business in December 2003 and IAN in January 2004. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues

      The total cost of revenues was $6.1 million and $5.1 million for the three months ended March 31, 2004 and 2003, respectively. The gross margin increased to 68% for the three months ended March 31, 2004 from 67% for the comparable period in 2003. The total cost of revenues increase was mainly due to increased personnel and expenses of $0.3 million to support the increased revenues and the increase of $0.7 million in costs associated with the recent acquisitions. The increase in gross margins was primarily attributable to efficiencies gained in providing an increased level of outsourcing and professional services without incurring the same level of increase in our costs.

      Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses was $0.4 million for each of the three months ended March 31, 2004 and 2003. Cost of software license revenues as a percentage of such revenues decreased to 11% for the three months ended March 31, 2004 from 13% for the three months ended March 31, 2003.

      Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of products and regulatory updates. The cost of maintenance revenues was $1.6 million for each of the three months ended March 31, 2004 and 2003, with no significant change between the periods. The cost of maintenance revenues as a percentage of these revenues was 21% for each of the three months ended March 31, 2004 and 2003.

      Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $1.3 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. The increase was mainly due to the acquisition of IAN in January 2004. The cost of professional services revenues as a percentage of such revenues decreased to 69% for the three months ended March 31, 2004 from 70% for the three months ended March 31, 2003.

      Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $2.7 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of outsourcing revenues of $0.8 million, or 38%, was mainly due to the recent acquisitions, which contributed $0.6 million in additional costs, and increased costs of $0.1 million to support the growth in organic revenue. The cost of outsourcing revenues as a percentage of such revenues decreased to 53% for the three months ended March 31, 2004 from 64% for the three months ended March 31, 2003. We have improved margins in outsourcing revenues by managing costs and improving efficiencies through the automation of processes that were previously done manually.

Operating Expenses

      Total operating expenses were $7.0 million for each of the three months ended March 31, 2004 and 2003, representing 37% and 45% of total revenues in those periods, respectively. Included in 2004 are additional operating costs of $0.5 million associated with our recent acquisitions offset by cost reductions of an aggregate of $0.5 million in bad debt expense, personnel-related costs, independent contractors, and depreciation and amortization expenses. We continued to contain expenses through 2003 and into 2004 and, although we expect an increase in our operating expenses due to increased sales of our products and services, we expect to continue to manage spending levels throughout 2004.

      Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $2.2 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively, representing 12% and 13%, respectively, of total revenues in those years. The increase in selling and marketing expenses of $0.1 million, or 5%, was due to acquisitions which added $0.3 million in costs, offset by reductions in personnel-related costs associated with the reduction in the number of marketing personnel, lower marketing and promotional costs, and lower facility-related expenses.

      Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $3.0 million for each of the three months ended March 31, 2004 and 2003, representing 15% and 19% of total revenues in those periods, respectively. Costs of $0.2 million that were added due to the acquisitions were offset by reductions in personnel-related costs, independent contractors, facility-related expenses, and amortization expense.

      General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $1.9 million for each of the three months ended March 31, 2004 and 2003, representing 10% and 12% of total revenues in those periods, respectively. Increases in personnel-related costs and other operating costs of $0.2 million were offset by a reduction of $0.2 million in bad debt expense. The increase in personnel was to support the increase in revenues and the reduction of bad debt expense was due to an improvement in accounts receivable collections.

      Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $183,000 and $249,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest income was the result of lower market interest rates on investments. Included in other income, net for the three months ended March 31, 2004 was a non-operational loss of $26,000 resulting from the sale of marketable securities.

      Provision for Income Taxes. We had an effective tax rate of 39% for each of the three months ended March 31, 2004 and 2003. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at March 31, 2004.

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

Cash Flow

      Our cash, cash equivalents and marketable securities at March 31, 2004 were $56.6 million, which is an increase of $4.2 million from $52.4 million at December 31, 2003. The increase was primarily due to net income and the collection of maintenance fees. A larger amount of annual maintenance fees are typically collected during the first quarter compared to other quarters during the year.

      Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2004. Cash provided by operating activities was primarily due to earnings of $3.8 million adjusted for non-cash items of $2.3 million, including a $1.1 million tax benefit related to stock option exercises, an increase of $1.1 million in taxes payable and an increase of $4.1 million in deferred maintenance and other revenues. These items were partially offset by a decrease of $2.0 million in accrued expenses. Our accounts receivable days sales outstanding at March 31, 2004 was 41 days, compared to 43 days as of December 31,

2003 and 71 days as of March 31, 2003. This improvement was the result of efficiencies in our billing process and favorable collections.

      Investing activities provided net cash of $7.5 million for the three months ended March 31, 2004. Cash provided by investing activities was primarily due to the $11.5 million net sales of marketable securities offset by the $3.9 million paid in cash for the acquisitions of Investment Advisory Network, LLC and NeoVision Hypersystems, Inc. During the second quarter of 2004, we expect to use approximately $0.8 million in cash as additional consideration for the NeoVision acquisition.

      Financing activities used net cash of $0.5 million for the three months ended March 31, 2004. Cash used in financing activities was primarily due to the payment of our semi-annual cash dividend of $1.3 million. This use of cash was partially offset by the proceeds from the exercise of stock options, which provided cash of $0.8 million.

      As of March 31, 2004, we had $31.0 million of cash and cash equivalents and $25.6 million in marketable securities. We believe that our current cash, cash equivalents and marketable securities balances and anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. During the second quarter of 2004, we used an aggregate of $19.7 million in cash for the acquisition of OMR Systems Corporation and OMR Systems International, Ltd.

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

If we are unable to retain and attract clients, our revenues and net income would remain stagnant or decline

      If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our revenues and net income would remain stagnant or decline. A variety of factors could affect our ability to successfully retain and attract clients, including:

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

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on our management

      We have made and may in the future make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities, write-off investments, infrastructure costs, impaired goodwill or other assets, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership.

      Our success is also dependent on our ability to complete the integration of the operations of recently acquired businesses, including Amicorp Group’s fund services business, Investment Advisory Network, NeoVision Hypersystems and OMR Systems, and any businesses we acquire in the future in an efficient and effective manner. Successful integration in the rapidly changing financial services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from these acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:

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

We may be unable to identify suitable businesses to acquire, which would hinder our ability to grow our revenues and client base and adversely affect our business and financial results

      We may not identify suitable businesses to acquire or negotiate acceptable terms for acquisitions. Historically, a significant portion of our growth has occurred as a result of our ability to acquire similar or complementary businesses on favorable terms. We have relied heavily on acquisitions for adding new products, increasing revenues and adding to our client base, and we expect to continue to do so in the future. This growth strategy is subject to a number of risks that could adversely affect our business and financial results, including:

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

Our failure to continue to derive substantial revenues from the licensing of, or outsourcing solutions relating to, our CAMRA, AdvisorWare, SKYLINE and LMS software, and the provision of maintenance and professional services in support of such licensed software, could adversely affect our ability to sustain or grow revenues and harm our business, financial condition and results of operations

      To date, substantially all of our revenues have been attributable to the licensing of, or outsourcing solutions relating to, our CAMRA, AdvisorWare, SKYLINE and LMS software and the provision of maintenance and professional services in support of such licensed software. During the year ended December 31, 2003, we derived an aggregate of $40.8 million in revenues from CAMRA, AdvisorWare, SKYLINE and LMS, consisting of revenues from licenses, related maintenance and professional services, and outsourcing services. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow revenues and harm our business, financial condition and results of operations.

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

Our inability to introduce new products and services could adversely affect our revenues and cause us to lose current or potential clients

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

Undetected software design defects, errors or failures may result in loss of or delay in market acceptance of our products that could adversely affect our revenues, financial condition and net income

      Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of or delay in market acceptance of our software products or loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in a delay in or an inability to achieve market acceptance and thus could have a material adverse effect upon our revenues, financial condition and results of operations.

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

Catastrophic events may adversely affect our ability to provide, our clients’ ability to use, and the demand for, our products and services, which may disrupt our business and cause a decline in revenues

      A war, terrorist attack, natural disaster or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct impact is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these could have a material adverse effect on our business, revenues and financial condition.

Recently enacted and proposed regulatory changes may cause us to incur increased costs and divert the attention of our management from operation of our business, and failure or circumvention of our controls and procedures could delay our ability to identify error or fraud and cause loss of investor and client confidence and serious harm to our business, financial condition, results of operations and cash flows

      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. We currently do not have an internal audit group and we will require significant resources and management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

      As we evaluate our internal controls and procedures in order to determine whether they are effective, we may determine that significant changes to such controls and procedures are necessary. In addition, our controls and procedures may not be able to prevent other than inconsequential error or fraud in the future. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential error or fraud could delay our ability to identify error or fraud and cause loss of investor and client confidence and serious harm to our business, financial condition, results of operations and cash flows.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

      The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Fair Value of
	Investments as of
	March 31, 2004
	Maturing in:
Investments	2004	2005

Fixed Rate Investments	$1,028	$6,983
Average Interest	2.73%	2.04%

      We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through March 31, 2004, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.

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

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On May 22, 2003, we announced a stock repurchase program providing for expenditures of up to $30 million over the period extending from May 25, 2003 through May 25, 2004. We do not intend to repurchase any additional shares of our common stock prior to the expiration of our repurchase program.

      The following table summarizes repurchases of our common stock in the quarter ended March 31, 2004 (in thousands):

Issuer Purchases of Equity Securities

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs

January 1, 2004 — January 31, 2004	—	—	—	$21,611
February 1, 2004 — February 29, 2004	—	—	—	$21,611
March 1, 2004 — March 31, 2004	—	—	—	$21,611

Total	—	—	—	$21,611

Item 6.	Exhibits and Reports on Form 8-K

      a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

      b. On January 8, 2004, we furnished to the SEC a Current Report on Form 8-K, dated January 7, 2004, to report under Item 12 (Results of Operations and Financial Condition) our press release announcing preliminary results of operations for the quarter ended December 31, 2003.

      On January 29, 2004, we furnished to the SEC a Current Report on Form 8-K, dated January 29, 2004, to report under Item 12 (Results of Operations and Financial Condition) our press release announcing results of operations for the quarter and year ended December 31, 2003.

      On February 10, 2004, we filed with the SEC a Current Report on Form 8-K, dated February 9, 2004, to report under Item 5 (Other Events and Regulation FD Disclosure) our board’s approval of a three-for-two stock split in the form of a stock dividend and a semi-annual cash dividend of $0.07 per share (post-split).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.

By:	/s/ PATRICK J. PEDONTI

Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1†	Stock Purchase Agreement, dated as of March 15, 2004, by and between SS&C Technologies, Inc. and ADP Financial Information Services, Inc. is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-113178)
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.