Form 10-Q
period 2004-06-30
SS&C TECHNOLOGIES INC
filed 2004-08-06
CIK 1011661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[ ]

         Number of shares outstanding of the issuer's classes of common stock as of August 3, 2004:

              Class                                 Number of Shares Outstanding
              -----                                 ----------------------------
Common stock, par value $0.01 per share                      23,019,256

                             SS&C TECHNOLOGIES, INC.

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at
          June 30, 2004 and December 31, 2003                                     2

          Consolidated Statements of Operations for the three months and six
          months ended June 30, 2004 and 2003                                     3

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2004 and 2003                                                  4

          Notes to Consolidated Financial Statements                              5

 Item 2.  Management's Discussion and Analysis of Financial                       9
          Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market  Risk            19

 Item 4.  Controls and Procedures                                                20

 PART II. OTHER INFORMATION

 Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                                   21

 Item 4.  Submission of Matters to a Vote of Security Holders                    21

 Item 6.  Exhibits and Reports on Form 8-K                                       21

          SIGNATURE                                                              23

          EXHIBIT INDEX                                                          24

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects", "should", and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,    December 31,
                                                                             2004         2003
                                                                           ---------   ------------
                                                                              (In thousands)
                                                                               (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                               $  41,926    $  15,261
   Investments in marketable securities                                       73,991       37,120
   Accounts receivable, net of allowance for doubtful accounts
      of $1,329 and $1,449, respectively                                      16,634        8,571
   Income taxes receivable                                                       423         --
   Prepaid expenses and other current assets                                   1,371        1,434
   Deferred income taxes                                                         479          620
                                                                           ---------    ---------
Total current assets                                                         134,824       63,006
                                                                           ---------    ---------
Property and equipment
   Leasehold improvements                                                      3,676        3,593
   Equipment, furniture, and fixtures                                         17,488       15,805
                                                                           ---------    ---------
                                                                              21,164       19,398
   Less accumulated depreciation                                             (15,735)     (14,634)
                                                                           ---------    ---------
   Net property and equipment                                                  5,429        4,764
                                                                           ---------    ---------

Deferred income taxes                                                          6,226        6,417
Goodwill                                                                      16,252        3,841
Intangible and other assets, net of accumulated amortization of
   $4,475 and $3,434, respectively                                            13,559        4,557
                                                                           ---------    ---------
Total assets                                                               $ 176,290    $  82,585
                                                                           =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                        $   1,374    $     916
   Income taxes payable                                                            -           91
   Accrued employee compensation and benefits                                  4,464        3,484
   Other accrued expenses                                                      3,576        2,039
   Deferred maintenance and other revenue                                     19,955       14,467
                                                                           ---------    ---------
Total current liabilities                                                     29,369       20,997
                                                                           ---------    ---------
Commitments and contingencies (Note 9)

Stockholders' equity
   Common stock                                                                  312          268
   Additional paid-in capital                                                183,854      105,359
   Accumulated other comprehensive income                                        511          588
   Retained earnings                                                          15,664        8,793
                                                                           ---------    ---------
                                                                             200,341      115,008
   Less:  cost of common stock in treasury; 8,191 shares                      53,420       53,420
                                                                           ---------    ---------
Total stockholders' equity                                                   146,921       61,588
                                                                           ---------    ---------

Total liabilities and stockholders' equity                                 $ 176,290    $  82,585
                                                                           =========    =========

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended    Six Months Ended
                                                             June 30,  June 30,  June 30,    June 30,
                                                               2004      2003     2004        2003
                                                             --------  --------  --------    --------
                                                              (In thousands, except per share data)
                                                                           (Unaudited)
Revenues:
   Software licenses                                         $ 4,188   $ 3,723   $  8,328    $ 7,105
   Maintenance                                                 9,239     7,715     17,221     15,333
   Professional services                                       2,727     1,262      4,577      2,919
   Outsourcing                                                 8,330     3,206     13,547      6,287
                                                             -------   -------   --------    -------
     Total revenues                                           24,484    15,906     43,673     31,644
                                                             -------   -------   --------    -------
Cost of revenues:
   Software licenses                                             585       423      1,030        942
   Maintenance                                                 2,341     1,504      3,989      2,992
   Professional services                                       1,794     1,117      3,073      2,271
   Outsourcing                                                 4,346     2,046      7,088      4,028
                                                             -------   -------   --------    -------
     Total cost of revenues                                    9,066     5,090     15,180     10,233
                                                             -------   -------   --------    -------

Gross profit                                                  15,418    10,816     28,493     21,411
                                                             -------   -------   --------    -------
Operating expenses:
  Selling and marketing                                        2,727     2,036      4,947      4,141
  Research and development                                     3,552     2,876      6,508      5,879
  General and administrative                                   1,969     1,731      3,838      3,653
                                                             -------   -------   --------    -------
     Total operating expenses                                  8,248     6,643     15,293     13,673
                                                             -------   -------   --------    -------

Operating income                                               7,170     4,173     13,200      7,738
                                                             -------   -------   --------    -------

Interest income                                                  182       235        365        484
Other income (expense), net                                       16        74        (16)        79
                                                             -------   -------   --------    -------

Income before income taxes                                     7,368     4,482     13,549      8,301
Provision for income taxes                                     2,955     1,748      5,366      3,238
                                                             -------   -------   --------    -------

Net income                                                   $ 4,413   $ 2,734   $  8,183    $ 5,063
                                                             =======   =======   ========    =======

Basic earnings per share                                     $  0.22   $  0.15   $   0.43    $  0.27
                                                             =======   =======   ========    =======

Basic weighted average number of common shares outstanding
                                                              19,771    18,510     19,229     18,717
                                                             =======   =======   ========    =======

Diluted earnings per share                                   $  0.21   $  0.14   $   0.40    $  0.26
                                                             =======   =======   ========    =======

Diluted weighted average number of common and common
equivalent shares outstanding                                 21,144    19,730     20,672     19,797
                                                             =======   =======   ========    =======

See accompanying notes to Consolidated Financial Statements.

                             SS&C TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six months ended
                                                                        June 30,    June 30,
                                                                          2004        2003
                                                                        ---------   ---------
                                                                            (In thousands)
                                                                              (Unaudited)
Cash flow from operating activities:
        Net income                                                      $  8,183    $  5,063
                                                                        --------    --------
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                      2,133       1,870
        Net realized losses (gains) on investments in marketable
        securities                                                            26         (88)
        Loss (gain) on sale or disposal of property and equipment             (7)         12
        Deferred income taxes                                                332         236
        Income tax benefit related to exercise of stock options            2,151           -
        Provision for doubtful accounts                                       (2)        477
        Changes in operating assets and liabilities, excluding
        effects from acquisitions:
             Accounts receivable                                          (1,870)       (182)
             Prepaid expenses and other assets                               495         314
             Taxes receivable                                               (423)          -
             Accounts payable                                                (36)         80
             Accrued expenses                                                872      (1,756)
             Taxes payable                                                   (83)        283
             Deferred maintenance and other revenues                         685       3,419
                                                                        --------    --------
                    Total adjustments                                      4,273       4,665
                                                                        --------    --------
       Net cash provided by operating activities                          12,456       9,728
                                                                        --------    --------
Cash flow from investing activities:
       Additions to property and equipment                                  (334)       (375)
       Proceeds from sale of property and equipment                            7           -
       Cash paid for business acquisitions, net of cash acquired         (23,575)          -
       Purchases of marketable securities                                (69,612)    (14,992)
       Sales of marketable securities                                     32,775      12,245
                                                                        --------    --------
       Net cash used in investing activities                             (60,739)     (3,122)
                                                                        --------    --------
Cash flow from financing activities:
       Issuance of common stock                                           74,628         134
       Exercise of options                                                 1,781       3,202
       Purchase of common stock for treasury                                   -      (9,421)
       Common stock dividends                                             (1,333)          -
                                                                        --------    --------
       Net cash provided by (used in) financing activities                75,076      (6,085)
                                                                        --------    --------

Effect of exchange rate changes on cash                                     (128)        291
                                                                        --------    --------

Net increase in cash and cash equivalents                                 26,665         812
Cash and cash equivalents, beginning of period                            15,261      18,336
                                                                        --------    --------
Cash and cash equivalents, end of period                                $ 41,926    $ 19,148
                                                                        ========    ========

See accompanying notes to Consolidated Financial Statements.

                    SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2004 and the results of its operations for the three months and six months ended June 30, 2004 and 2003. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2003 which were included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The December 31, 2003 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the expected results for the full year.

2. Marketable Securities

At June 30, 2004, the cost basis, fair market value, and unrealized gains and losses by major security type, were as follows (in thousands):

                                                                    Gross
                                                                 Unrealized
                                                   Cost         Gains/(losses)     Fair Value
                                                   ----         --------------     ----------
State, municipal and county government bonds      $ 52,863        $     (11)        $ 52,852
US Government securities                                 -                -                -
Corporate bonds                                     16,490               13           16,503
Equities                                             3,964              672            4,636
                                                 ---------        ---------         --------
    Total                                        $  73,317        $     674         $ 73,991
                                                 =========        =========         ========

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

The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined consistent with the fair value method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below for the periods indicated (in thousands except per share amounts):

                                                       Three Months Ended        Six Months Ended
                                                      ---------------------    -------------------
                                                      June 30,      June 30,   June 30,   June 30,
                                                        2004         2003        2004      2003
                                                      --------      -------    -------    --------
Net income, as reported                               $ 4,413       $ 2,734     $8,183    $ 5,063
Deduct: total stock-based employee
compensation determined under fair value-based
method for all awards, net of related tax effects          70           211        281        762
                                                      -------       -------     ------    -------
Net income, pro forma                                 $ 4,343       $ 2,523     $7,902    $ 4,301
                                                      =======       =======     ======    =======

Reported net income per share
Basic                                                 $  0.22       $  0.15     $ 0.43    $  0.27
Diluted                                               $  0.21       $  0.14     $ 0.40    $  0.26
Pro forma net income per share
Basic                                                 $  0.22       $  0.14     $ 0.41    $  0.23
Diluted                                               $  0.21       $  0.13     $ 0.38    $  0.22

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

4.Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing income available to the Company's common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices exceed the fair value of common stock. Options to purchase 106,000 and 253,500 shares were outstanding at June 30, 2004 and 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

                                                      Three Months Ended   Six Months Ended
                                                      ------------------  ------------------
                                                      June 30,  June 30,  June 30,  June 30,
                                                       2004       2003      2004     2003
                                                      --------  --------  --------  --------
Weighted average common shares outstanding - used
in calculation of basic earnings per share             19,771    18,510    19,229    18,717
Weighted average common stock equivalents - options     1,373     1,220     1,443     1,080
                                                        -----     -----     -----     -----
Weighted average common and common equivalent
shares outstanding - used in calculation of diluted
earnings per share                                     21,144    19,730    20,672    19,797
                                                       ======    ======    ======    ======

5.Comprehensive Income

Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet. The following table sets forth the components of comprehensive income (in thousands):

                                              Three Months Ended        Six Months Ended
                                             ---------------------    ---------------------
                                             June 30,     June 30,    June 30,     June 30,
                                               2004         2003        2004        2003
                                             --------     --------    --------     --------
Net income                                   $ 4,413      $ 2,734     $ 8,183      $5,063
Foreign currency translation gain (loss)         (35)         137        (137)        223
Unrealized gains (losses) on
    marketable securities                        (17)         862          60         829
                                             -------      -------     -------      ------
Total comprehensive income                   $ 4,361      $ 3,733     $ 8,106      $6,115
                                             =======      =======     =======      ======

6. Stock Repurchase Program

On May 22, 2003, the Company's Board of Directors authorized the continued repurchase of shares of the Company's Common Stock up to an additional expenditure of $30 million. Under the repurchase programs, which expired in May 2004, the Company purchased a total of 8.2 million shares of Common Stock for approximately $53.4 million through December 31,

2003. The Company did not repurchase any shares during the six months ended June 30, 2004.

7. Stockholders' Equity

In June 2004, the Company completed an underwritten public offering of 4.05 million shares of the Company's common stock. The Company received net proceeds of approximately $74.4 million from the offering.

8. Acquisitions

On April 12, 2004, the Company acquired all of the outstanding shares of OMR Systems Corporation and OMR Systems International Limited (together "OMR") for $19.7 million, plus the costs of effecting the transaction. OMR provides treasury processing software and outsourcing solutions to banks in Europe and the United States and offers comprehensive hedge fund administration.

The net assets and results of operations of OMR have been included in the Company's consolidated financial statements from April 12, 2004. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of intangible assets, including trade names and customer relationships, was based on an independent appraisal and was determined using the income approach. The completed technology is amortized on a straight-line basis over seven years, the estimated life of the product. Other acquired intangibles are amortized over lives ranging from seven to nine years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.

On February 17, 2004, the Company acquired substantially all the assets of NeoVision Hypersystems, Inc. ("NeoVision") for $1.6 million and the assumption of certain liabilities. The Company paid $0.8 million during the first quarter of 2004 and made the remaining payment in the second quarter of 2004. NeoVision is a provider of tactical visual analytical solutions for the financial industry. NeoVision's products complement the Company's existing product offerings and provide traders, brokers and portfolio managers the ability to quickly track, analyze and assess market positions and performance.

The net assets and results of operations of NeoVision have been included in the Company's consolidated financial statements from February 15, 2004. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the completed technology was determined using the future cash flows method. The acquired technology is amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.

On January 16, 2004, the Company acquired substantially all the assets of Investment Advisory Network, LLC ("IAN") for $3 million and the assumption of certain liabilities. IAN provides web-based wealth management services to financial institutions, broker-dealers and financial advisors who offer managed accounts to the private wealth market.

The net assets and results of operations of IAN have been included in the Company's consolidated financial statements from January 1, 2004. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the completed technology was determined using the future cash flows method. The acquired technology is amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.

The following summarizes the allocation of the purchase price for the acquisitions of OMR, NeoVision and IAN (in thousands):

                                             OMR       NeoVision        IAN
                                          ---------    ---------     ---------
Assets acquired, net of cash received     $  8,134      $     9      $   232
Purchased technology and intangibles         8,200          430        1,100
Goodwill                                     9,249        1,254        1,931
Liabilities assumed                         (6,618)         (91)        (255)
                                          --------      -------      -------
Consideration paid                        $ 18,965      $ 1,602      $ 3,008
                                          ========      =======      =======

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of OMR, NeoVision and IAN occurred on January 1, 2003. This unaudited pro forma information

(in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

                                  Three Months Ended              Six Months Ended
                               -------------------------     ------------------------
                                June 30,       June 30,       June 30,       June 30,
                                  2004          2003            2004           2003
                               ----------     ----------     ----------     ----------
Revenues                       $   25,130     $   22,865     $   50,186     $   44,450
Net income                          4,445          2,546          8,044          3,721
Basic earnings per share       $     0.22     $     0.14     $     0.42     $     0.20
Diluted earnings per share     $     0.21     $     0.13     $     0.39     $     0.19

9. Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.

In 2001, the Internal Revenue Service ("IRS") notified the Company of purported federal income tax deficiencies for the years 1996 through 1999, relating to the Company's research and experimentation credits. In 2003, the Company reached a tentative settlement with the IRS that allowed 50% of the research and experimentation credits associated with the years 1996 through 1999, or $351,000. The settlement still requires final approval by the IRS, although in the opinion of management, the final settlement will not be materially different from the amounts recorded. This amount has been included in the Company's tax provision for the year ended December 31, 2003.

10. International Sales and Geography Information

The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company's reportable regions consist of the Americas, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa Revenues by geography were (in thousands):

                                      Three Months Ended          Six Months Ended
                                     ---------------------     ---------------------
                                     June 30,     June 30,     June 30,     June 30,
                                       2004         2004         2004         2003
                                     --------     --------     --------     --------
United States                        $19,402      $13,289      $35,708       $26,591
Americas excluding United States         955          835        1,811         1,644
Europe                                 3,699        1,164        5,179         2,244
Asia Pacific and Japan                   428          618          975         1,165
                                     -------      -------      -------       -------
                                     $24,484      $15,906      $43,673       $31,644
                                     =======      =======      =======       =======

11. Subsequent events

On August 4, 2004, as part of its semi-annual cash dividend program, the Company's Board of Directors declared a dividend of $0.07 per share payable on or about September 13, 2004 to stockholders of record as of August 23, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management's observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in the our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of Amendment No. 1 to our Annual Report on Form 10K/A. Our critical accounting policies are described in our annual filing on Form 10-K/A and include:

-     Revenue Recognition

-     Allowance for Doubtful Accounts

-     Long-Lived Assets, Intangible Assets and Goodwill

-     Acquisition Accounting

-     Income Taxes

-     Marketable Securities

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

                               Three months ended                 Six months ended
                                    June 30,                          June 30,
                               ------------------     Percent    ------------------   Percent
                                 2004      2003        Change     2004        2003     Change
Revenues:
     Software licenses         $ 4,188    $ 3,723        12%     $ 8,328    $ 7,105     17%
     Maintenance                 9,239      7,715        20%      17,221     15,333     12%
     Professional services       2,727      1,262       116%       4,577      2,919     57%
     Outsourcing                 8,330      3,206       160%      13,547      6,287    115%
                               -------    -------                -------    -------
         Total revenues        $24,484    $15,906        54%     $43,673    $31,644     38%
                               -------    -------                -------    -------

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

                                  Three months         Six months
                                 ended June 30,      ended June 30,
                                ----------------     ---------------
                                2004        2003     2004      2003
                                ----        ----     ----      ----
Revenues:
     Software licenses           17%        23%       19%       22%
     Maintenance                 38%        49%       39%       49%
     Professional services       11%         8%       11%        9%
     Outsourcing                 34%        20%       31%       20%

REVENUES

We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended June 30, 2004 were $24.5 million, increasing 54% from $15.9 million in the same period in 2003. Organic growth accounted for $2.0 million of the increase and came from increased demand of $0.5 million for CAMRA products, increases of $0.3 million each for Total Return, Advisorware, Real-Time and Municipal Finance products and $0.9 million for SS&C Direct outsourcing services, offset by reduced sales of $0.4 million and $0.2 million for LMS and Mabel products and services, respectively. The remaining $6.6 million increase was due to sales of products and services that we acquired in our recent acquisitions of the fund services business, IAN, NeoVision and OMR. Revenues for the six months ended June 30, 2004 were $43.7 million, increasing 38% from $31.6 million in the same period in 2003. Organic growth accounted for $4.3 million of the increase and was driven by increased demand of $2.9 million for CAMRA products, increases of $0.4 million and $0.5 million for Total Return and Real-Time products, respectively, and $1.7 million for SS&C Direct outsourcing services, offset by reduced sales of $1.4 million for LMS products and services. The remaining $7.8 million increase was due to sales of products and services that we acquired in our recent acquisitions of the fund services business, IAN, NeoVision and OMR.

Software Licenses. Software license revenues were $4.2 million and $3.7 million for the three months ended June 30, 2004 and 2003, respectively. The increase of $0.5 million was mainly due to an increase of $0.3 million in sales for each of our CAMRA and Total Return products and a $0.2 million increase in our Municipal Finance products, offset by decreases in sales of our LMS and PTS products totaling $0.4 million. Software license revenues were $8.3 million and $7.1 million for the six months ended June 30, 2004 and 2003, respectively. The increase of $1.2 million was mainly due to an increase of $1.7 million in sales of CAMRA, an increase of $0.5 million for Total Return products and increases of $0.2 million in each of our Municipal Finance and Real-Time products, offset by decreases in sales of our LMS and Advisorware products totaling $1.2 million. The increased license revenues were mainly due to two large sales of CAMRA product licenses in the period, and an increase in the number and size of license sales for Total Return and Municipal Finance products compared to the prior year. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance. Maintenance revenues were $9.2 million and $7.7 million for the three months ended June 30, 2004 and 2003, respectively. Maintenance revenues were $17.2 million and $15.3 million for the six months ended June 30, 2004 and 2003, respectively. Maintenance revenue growth was due to the acquisition of OMR in April 2004, which contributed $1.3 million of maintenance revenues for the three and six months ended June 30, 2004, and increases in CAMRA maintenance of $0.1 million and $0.3 million for those periods, respectively. The increase in CAMRA revenues was mainly due to favorable client maintenance renewals and annual maintenance fee increases. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.

Professional Services. Professional services revenues were $2.7 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively. The increase in professional services revenues was primarily due to our acquisitions of IAN and OMR, which accounted for $1.3 million of the increase. Additionally, increases totaling $0.3 million for CAMRA and Real-Time implementation services were offset by reductions of $0.1 million for LMS product services. Professional service revenues were $4.6 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively. The increase in professional services revenues was due to our acquisitions of IAN and OMR, which accounted for $1.5 million of the increase. Additionally, increases of $0.9 million for CAMRA and $0.3 million for Real-Time implementation services were offset by reductions of $0.7 million for LMS and $0.2 million for Advisorware product services. The increase in CAMRA services was the result of a large CAMRA project that was completed in the first quarter of 2004. We had a large LMS implementation project in the six months ended June 30, 2003, for which there was no comparable project in 2004. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Outsourcing. Outsourcing revenues were $8.3 million and $3.2 million for the three months ended June 30, 2004 and 2003, respectively. Increased demand and the addition of new clients for our SS&C Direct outsourcing services contributed $1.2 million of the increase and the remainder of $3.9 million came from our recent acquisitions of the fund services business, IAN and OMR. Outsourcing revenues for the six months ended June 30, 2004 and 2003 were $13.5 million and $6.3 million, respectively. Increased demand and the addition of new clients for our SS&C Direct outsourcing services contributed $2.3 million of the increase and the remainder of $4.9 million came from our recent acquisitions of the fund services business, IAN and OMR. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

COST OF REVENUES

The total cost of revenues was $9.1 million and $5.1 million for the three months ended June 30, 2004 and 2003, respectively. The total cost of revenues increase was mainly due to the increase of $3.6 million in costs associated with the recent acquisitions and increased personnel costs of $0.4 million to support increased revenues. The total cost of revenues for the six months ended June 30, 2004 and 2003 was $15.2 million and $10.2 million, respectively. The gross margin decreased to 65% for the six months ended June 30, 2004 from 68% for the comparable period in 2003. The total cost of revenues increase was mainly due to the increase of $4.3 million in costs associated with the recent acquisitions and increased personnel and expenses of $0.8 million to support the increased revenues. The decrease in gross margins was primarily attributable to the recent acquisition of OMR, which had had been operating at gross margins lower than our historical gross margins.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $0.6 million and $0.4 million for the three months ended June 30, 2004 and 2003, respectively. The cost of software license revenues for the six months ended June 30, 2004 and 2003 was $1.0 million and $0.9 million, respectively. The nominal increase in costs was due to amortization of completed technology associated with the acquisition of OMR. Cost of software license revenues as a percentage of such revenues decreased to 12% for the six months ended June 30, 2004 from 13% for the six months ended June 30, 2003.

Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of products and regulatory updates. The cost of maintenance revenues was $2.3 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of maintenance revenues was primarily due the recent acquisitions, which added $0.7 million in costs. The cost of maintenance revenues for the six months ended June 30, 2004 and 2003 was $4.0 million and $3.0 million, respectively. The increase in cost of maintenance revenues was due to $0.7 million in additional costs associated with acquisitions, increased personnel costs of $0.2 million and increased costs of $0.1 million related to the engagement of a third party with actuarial expertise to assist with the management of our PTS business. The cost of maintenance revenues as a percentage of these revenues increased to 23% for the six months ended June 30, 2004 from 20% for the six months ended June 30, 2003. The decrease in gross margin was primarily attributable to the recent acquisition of OMR, which had had been operating at gross margins lower than our historical gross margins.

Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $1.8 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively. The cost of professional services revenues for the six months ended June 30, 2004 and 2003 was $3.1 million and $2.3 million, respectively. The increase in cost of professional services revenues for each of these periods was attributable to recent acquisitions, which added $0.7 million and $0.8 million in costs during the three months and six months ended June 30, 2004, respectively. The cost of professional services revenues as a percentage of such revenues decreased to 67% for the six months ended June 30, 2004 from 78% for the six months ended June 30, 2003. This improvement is due in part to a significant professional services project that was completed during the first quarter of 2004, resulting in better utilization for the period.

Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $4.3 million and $2.0 million for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of outsourcing revenues was due to $2.0 million of additional costs attributable to recent acquisitions, and increased personnel costs of $0.3 million to support the growth in organic revenue. The cost of outsourcing revenues for the six months ended June 30, 2004 and 2003 was $7.1 million and $4.0 million, respectively. The increase in cost of outsourcing revenues was due to $2.6 million of additional costs attributable to recent acquisitions, and increased personnel costs of $0.5 million to support the growth in organic revenue. The cost of outsourcing revenues as a percentage of such revenues decreased to 52% for the six months ended June 30, 2004 from 64% for the six months ended June 30, 2003. We have improved margins in outsourcing revenues by managing costs and improving efficiencies through the automation of processes that were previously done manually.

OPERATING EXPENSES

Total operating expenses were $8.2 million and $6.6 million for the three months ended June 30, 2004 and 2003, respectively. The increase in operating expenses was due to recent acquisitions, which added $1.6 million in costs. Total operating expenses for the six months ended June 30, 2004 and 2003 were $15.3 million and $13.7 million, respectively, representing 35% and 43% of total revenues in those respective periods. Included in 2004 are additional operating costs of $2.0 million associated with our recent acquisitions and additional personnel costs of $0.2 million, offset by a reduction of $0.5 million in bad debt expense, which was mainly due to the collection of a significant, aged receivable that had been fully reserved.

Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $2.7 million and $2.0 million for the three months ended June 30, 2004 and 2003, respectively. Selling and marketing expenses for the six months ended June 30, 2004 and 2003 were $4.9 million and $4.1 million, respectively, representing 11% and 13%, respectively, of total revenues in those periods. The increase in selling and marketing expenses for each of these periods is primarily attributable to our recent acquisitions, which added $0.5 million and $0.7 million in costs for the three months and six months ended June 30, 2004, respectively.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $3.6 million and $2.9 million for the three months ended June 30, 2004 and 2003, respectively. The increase in research and development expenses was attributable to recent acquisitions, which added $0.8 million in costs. Research and development expenses for the six months ended June 30, 2004 and 2003 were $6.5 million and $5.9 million, respectively, representing 15% and 19% of total revenues in those periods, respectively. The increase in research and development expenses was attributable to recent acquisitions, which added $1.0 million in costs, offset by reduced facilities costs of $0.2 million and reduced amortization expense of $0.1 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $2.0 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses was due to recent acquisitions, which added $0.3 million in costs. General and administrative expenses for the six months ended June 30, 2004 and 2003 were $3.8 million and $3.7 million, respectively, representing 9% and 12% of total revenues in those periods, respectively. The increase in general and administrative expenses was due to recent acquisitions, which added $0.3 million in costs, and increased personnel costs of $0.2 million, offset by a decrease of $0.5 million in bad debt expense.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $198,000 and $309,000 for the three months ended June 30, 2004 and 2003, respectively. Interest and other income, net for the six months ended June 30, 2004 and 2003 was $349,000 and $563,000, respectively. The decrease in interest income was the result of lower market interest rates on investments. Included in other income, net for the six months ended June 30, 2004 was a non-operational loss of $26,000 resulting from the sale of marketable securities.

Provision for Income Taxes. We had an effective tax rate of 40% and 39% for the six months ended June 30, 2004 and 2003. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at June 30, 2004.

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

CASH FLOW

Our cash, cash equivalents and marketable securities at June 30, 2004 were $115.9 million, which is an increase of $63.5 million from $52.4 million at December 31, 2003. The increase was primarily due to our public stock offering in June 2004, as well as net income for the period, offset by cash paid for acquisitions.

Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2004. Cash provided by operating activities was primarily due to earnings of $8.2 million adjusted for non-cash items of $4.6 million, including a $2.2 million tax benefit related to stock option exercises, an increase of $0.9 million in accrued expenses and an increase of $0.7 million in deferred maintenance and other revenues. These items were partially offset by an increase of $1.9 million in accounts receivable. Our accounts receivable days sales outstanding at June 30, 2004 was 61 days, compared to 43 days as of December 31, 2003 and 61 days as of June 30, 2003. The increase from December 31, 2003 was primarily due to the transition of receivables related to our acquisition of OMR, and we expect the accounts receivable days sales outstanding to improve in subsequent quarters.

Investing activities used net cash of $60.7 million for the six months ended June 30, 2004. Cash used by investing activities was primarily due to the $36.8 million net purchases of marketable securities and the $23.6 million net cash paid for the acquisitions of IAN, NeoVision and OMR.

Financing activities provided net cash of $75.1 million for the six months ended June 30, 2004. Cash provided by financing activities was primarily due to the $74.4 million in proceeds from our public stock offering. The exercise of stock options provided cash of $1.8 million, offset by $1.3 million for the payment of our semi-annual cash dividend.

As of June 30, 2004, we had $41.9 million of cash and cash equivalents and $74.0 million in marketable securities. We believe that our current cash, cash equivalents and marketable securities balances and anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

Our revenues and operating results have fluctuated significantly, and may continue to fluctuate significantly, from quarter to quarter

Historically, our revenues and operating results have fluctuated significantly from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

      - the timing, size and nature of our individual license and service transactions,

      - the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors,

      - the relative proportions of revenues derived from license fees, maintenance, professional services and outsourcing,

      - the tendency of some of our clients to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms,

      - changes in client budgets and decision-making processes that could affect both the timing and the size of any transaction,

      -     the amount and timing of operating costs and other expenses,

      - cancellations of maintenance and/or outsourcing arrangements by our clients,

      - changes in local, national and international regulatory requirements,

      -     changes in our personnel, and

      -     fluctuations in economic and financial market conditions.

The timing, size and nature of individual license and outsourcing transactions are important factors in our quarterly operating results. Many of the products we provide through licensing transactions are relatively complex, and licensing transactions involve a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, licensing arrangements may require coordination within an organization's various divisions and operations. For these and other reasons, the sales cycles for these transactions are often lengthy and unpredictable. Our inability to close license transactions on a timely basis or at all could adversely affect our quarterly revenues and operating results.

General economic and market conditions and a weakening of the financial services industry may cause clients and potential clients to reduce expenditures on our products and services, which would result in lost revenues and reduced income

Our clients include a range of organizations in the financial services industry. The success of these clients is intrinsically linked to the health of the financial markets. In addition, we believe that fluctuations, disruptions, instability or downturns in the financial markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products, could disproportionately affect demand for our products and services. In addition, if financial services firms continue to consolidate, as they have over the past decade, there could be a material adverse effect on our business and financial results. For example, if a client merges with a firm using its own solution or another vendor's solution, it could decide to consolidate its processing on a non-SS&C system, which could have an adverse effect on our financial results. Any resulting decline in demand for our products and services could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain and attract clients, our revenues and net income would remain stagnant or decliune

If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our revenues and net income would remain stagnant or decline. A variety of factors could affect our ability to successfully retain and attract clients, including:

      -     the level of demand for our products and services,

      -     the level of client spending for information technology,

      - the level of competition from internal client solutions and from other vendors,

      -     the quality of our client service,

      - our ability to update our products and services and develop new products and services needed by clients,

      - our ability to understand the organization and processes of our clients, and

      -     our ability to integrate and manage acquired businesses.

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on management

We have made and may in the future make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities, write-off investments, infrastructure costs, impaired goodwill or other assets, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders' ownership.

Our success is also dependent on our ability to complete the integration of the operations of recently acquired businesses, including Amicorp Group's fund services business, Investment Advisory Network, NeoVision Hypersystems and OMR Systems, and any businesses we acquire in the future in an efficient and effective manner. Successful integration in the rapidly changing financial services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from these acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:

      -     combine operations, facilities and differing firm cultures,

      -     retain the clients or employees of acquired entities,

      -     generate market demand for new products and services,

      - coordinate geographically dispersed operations and successfully adapt to the complexities of international operations,

      - integrate the technical teams of these companies with our engineering organization,

      - incorporate acquired technologies and products into our current and future product lines, and

      - integrate the products and services of these companies with our business, where we do not have distribution, marketing or support experience for these products and services.

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

      - we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms,

      - we may face competition for acquisitions from other potential acquirers or from the possibility of the acquisition target pursuing an initial public offering of its stock, and

      - we may find it more difficult or costly to complete acquisitions due to changes in accounting, tax, securities or other regulations.

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

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs, which, in turn, could reduce or eliminate profits

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are not currently a party to any litigation asserting that we have violated third-party intellectual property rights, we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others' intellectual property, including patents, trademarks and copyrights. Any parties asserting that our products or services infringe upon their proprietary rights would force us to defend ourselves and possibly our clients against the alleged infringement. Third parties could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our sales, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

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

Our failure to continue to derive substantial revenues from CAMRA, AdvisorWare, SKYLINE and LMS software, and the provision of maintenance and professional services in support of such software, could adversely affect our business, financial condition and results of operations

To date, substantially all of our revenues have been attributable to the licensing of, or outsourcing solutions relating to, our CAMRA, AdvisorWare, SKYLINE and LMS software and the provision of maintenance and professional services in support of such licensed software. During the year ended December 31, 2003, we derived an aggregate of $40.8 million in revenues from CAMRA, AdvisorWare, SKYLINE and LMS consisting of revenues from licenses, related maintenance and professional services, and outsourcing services. We expect that the revenues from these software products and related services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

Our inability to introduce new products and services could adversely affect our business and results of operations

Rapidly changing technology, evolving industry standards and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing client needs and evolving regulatory requirements. The process of developing software products such as those offered by us is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms and technologies. Our ability to keep up with technology and business changes is subject to a number of risks, including:

      - we may find it difficult or costly to update our services and software and to develop new products and services quickly enough to meet our clients' needs,

      - we may find it difficult or costly to make some features of our software work effectively and securely over the Internet,

      - we may find it difficult or costly to update our software and services to keep pace with business, regulatory and other developments in the industries where our clients operate, and

      - we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.

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

      -     difficulties in obtaining U.S. export licenses,

      -     potentially longer payment cycles,

      - increased costs associated with maintaining international marketing efforts,

      -     foreign currency fluctuations,

      -     the introduction of non-tariff barriers and higher duty rates, and

      - difficulties in enforcement of third-party contractual obligations and intellectual property rights.

Such factors could have a material adverse effect on our business, financial condition or results of operations.

Catastrophic events may disrupt our business and hurt our results of operations

A war, terrorist attack, natural disaster or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients' ability to use, and the demand for, our products and services. The potential for a direct impact is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these could have a material adverse effect on our business, revenues and financial condition.

Recently enacted and proposed regulatory changes may cause us to incur increased costs and divert the attention of management from operation of our business, and failure or circumvention of our controls and procedures could delay our ability to identify error or fraud and cause loss of investor and client confidence and serious harm to our business, financial condition, results of operations and cash flows

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. We currently do not have an internal audit group and we will require significant resources and management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

As we evaluate our internal controls and procedures in order to determine whether they are effective, we may determine that significant changes to such controls and procedures are necessary. In addition, our controls and procedures may not be able to prevent other than inconsequential error or fraud in the future. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures could delay our ability to identify error or fraud and cause loss of investor and client confidence and serious harm to our business, financial condition, results of operations and cash flows.

RISKS RELATING TO OUR COMMON STOCK

Our stock price is volatile and may continue to be volatile in the future, which could result in substantial losses for our investors

The trading price of our common stock has been, and is expected to continue to be, highly volatile. The following factors may significantly and adversely affect the trading price of our common stock:

      -     actual or anticipated fluctuations in our operating results,

      -     announcements of technological innovations,

      -     new products or new contracts by us or our competitors,

      -     developments with respect to copyrights or propriety rights,

      - conditions and trends in the financial services and software industries,

      -     changes in financial estimates by securities analysts, and

      -     general market conditions and other factors.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

                           Fair Value of Investments as of
                              June 30, 2004 maturing in:
                           -------------------------------
   Investments                2004      2005      2006
   -----------                ----      ----      ----
Fixed Rate Investments        $  0     $6,945    $1,567
Average Interest                         2.04%     2.15%

We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through June 30, 2004, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.

The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 22, 2003, we announced a stock repurchase program providing for expenditures of up to $30 million over the period extending from May 25, 2003 through May 25, 2004. The following table summarizes repurchases of our common stock in the three months ended June 30, 2004 under this program, which expired in May 2004 (in thousands):

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                            Total Number of
                                                                          Shares Purchased as   Approximate Dollar Value
                                                                            Part of Publicly     of Shares that May Yet
                                  Total Number of    Average Price Paid    Announced Plans or    Be Purchased Under the
            Period                Shares Purchased       per Share              Programs            Plans or Programs
------------------------------    ----------------   ------------------   -------------------   -------------------------
April 1, 2004 - April 30, 2004           -                   -                     -                    $21,611
May 1, 2004 - May 31, 2004               -                   -                     -                          0
June 1, 2004 - June 30, 2004             -                   -                     -                          0
                                      -------             -------               -------                 -------
Total                                    -                   -                     -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Stockholders held on May 20, 2004, the following matters were acted upon by our stockholders:

1. The election of David W. Clark, Jr. and Joseph H. Fisher as Class II directors for the ensuing three years;

2. The approval of the amendment to our 1996 Director Stock Option Plan, as amended, to increase the number of shares of common stock authorized for issuance thereunder from 450,000 to 675,000 shares;

3. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year.

The number of shares of common stock outstanding and entitled to vote at the annual meeting was 18,771,037. Our other directors, whose terms of office as directors continued after the annual meeting, are Albert L. Lord, Patrick J. McDonnell, Jonathan M. Schofield, William C. Stone and James L. Sullivan. The results of the voting on each of the matters presented to stockholders at the annual meeting are set forth below:

                                                VOTES         VOTES        VOTES                         BROKER
         MATTER                                  FOR        WITHHELD      AGAINST      ABSTENTIONS      NON-VOTES
         ------                                 -----       --------     --------      -----------      ----------
Election of Directors:
     David W. Clark, Jr. (Class II)           16,413,032     611,020             0              0          none
     Joseph H. Fisher (Class II)              16,413,032     611,020             0              0          none
Approval of Amendment to 1996 Director
Stock Option Plan                              8,836,432         N/A     6,209,639         35,489        2,519,992
Ratification of PricewaterhouseCoopers
LLP                                           17,421,725         N/A       174,196          5,631          none

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

      b. On April 14, 2004, we filed with the SEC a Current Report on Form 8-K, dated April 12, 2004, to report under Item 2 (Acquisition or Disposition of Assets) our acquisition of OMR Systems Corporation and OMR Systems International, Ltd. (collectively "OMR") for cash consideration of $19.7 million.

On April 19, 2004, we furnished to the SEC a Current Report on Form 8-K, dated April 19, 2004, to report under Item 12 (Results of Operations and Financial Condition) our press release announcing results of operations for the quarter ended March 31, 2004.

On May 19, 2004, we filed amendment No. 1 to Current Report on Form 8-K/A, dated April 12, 2004, to report under Item 7 (Financial Statements and Exhibits) the financial statements and financial information required to be filed in connection with the acquisition of OMR.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SS&C TECHNOLOGIES, INC.

      Date: August 6, 2004    By:/s/ Patrick J. Pedonti

                              Patrick J. Pedonti
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                     DESCRIPTION
--------------                                     -----------
   10.1           1996 Director Stock Option Plan, as amended, including form of stock option agreement

   10.2           1998 Stock Incentive Plan, as amended, including form of stock option agreement

   10.3           1999 Non-Officer Employee Stock Incentive Plan, as amended, including form of stock option agreement

   31.1           Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

   31.2           Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

   32             Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002