Form 10-Q
period 2004-09-30
SS&C TECHNOLOGIES INC
filed 2004-11-08
CIK 1011661

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares outstanding of the issuer’s classes of common stock as of November 4, 2004:

Class	Number of Shares Outstanding

Common stock, par value $0.01 per share	23,072,260

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SS&C TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,916	$15,261
Investments in marketable securities	99,345	37,120
Accounts receivable, net of allowance for doubtful accounts of $993 and $1,449, respectively	14,419	8,571
Prepaid expenses and other current assets	1,622	1,434
Deferred income taxes	298	620

Total current assets	137,600	63,006

Property and equipment
Leasehold improvements	3,764	3,593
Equipment, furniture, and fixtures	17,486	15,805

	21,250	19,398
Less accumulated depreciation	(16,074)	(14,634)

Net property and equipment	5,176	4,764

Deferred income taxes	5,769	6,417
Goodwill	16,226	3,841
Intangible and other assets, net of accumulated amortization of $4,890 and $3,168, respectively	12,882	4,557

Total assets	$177,653	$82,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,030	$916
Income taxes payable	26	91
Accrued employee compensation and benefits	4,820	3,484
Other accrued expenses	3,162	2,039
Deferred maintenance and other revenue	18,009	14,467

Total current liabilities	27,047	20,997

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock	312	268
Additional paid-in capital	184,228	105,359
Accumulated other comprehensive income	591	588
Retained earnings	18,895	8,793

	204,026	115,008
Less: cost of common stock in treasury; 8,191 shares	(53,420)	(53,420)

Total stockholders’ equity	150,606	61,588

Total liabilities and stockholders’ equity	$177,653	$82,585

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Software licenses	$4,116	$3,032	$12,444	$10,137
Maintenance	9,521	7,964	26,742	23,297
Professional services	2,973	1,710	7,550	4,629
Outsourcing	8,553	3,302	22,100	9,589

Total revenues	25,163	16,008	68,836	47,652

Cost of revenues:
Software licenses	600	431	1,630	1,373
Maintenance	2,173	1,546	6,162	4,538
Professional services	1,769	1,005	4,842	3,276
Outsourcing	4,613	1,932	11,701	5,960

Total cost of revenues	9,155	4,914	24,335	15,147

Gross profit	16,008	11,094	44,501	32,505

Operating expenses:
Selling and marketing	2,844	2,178	7,791	6,319
Research and development	3,703	2,627	10,211	8,506
General and administrative	1,947	1,680	5,785	5,333

Total operating expenses	8,494	6,485	23,787	20,158

Operating income	7,514	4,609	20,714	12,347
Interest income	472	223	837	707
Other income (expense), net	(5)	152	(21)	231

Income before income taxes	7,981	4,984	21,530	13,285
Provision for income taxes	3,138	1,943	8,504	5,181

Net income	$4,843	$3,041	$13,026	$8,104

Basic earnings per share	$0.21	$0.16	$0.63	$0.43

Basic weighted average number of common shares outstanding	23,019	18,494	20,525	18,638

Diluted earnings per share	$0.20	$0.15	$0.60	$0.41

Diluted weighted average number of common and common equivalent shares outstanding	24,176	19,814	21,873	19,800

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$13,026	$8,104

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,322	2,726
Net realized losses (gains) on investments in marketable securities	26	(260)
Loss (gain) on sale or disposal of property and equipment	(7)	25
Deferred income taxes	970	375
Income tax benefit related to exercise of stock options	2,409	1,781
Provision for doubtful accounts	(168)	566
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	522	1,776
Prepaid expenses and other assets	232	348
Accounts payable	(382)	61
Accrued expenses	813	(1,152)
Taxes payable	(58)	(429)
Deferred maintenance and other revenues	(1,271)	2,487

Total adjustments	6,408	8,304

Net cash provided by operating activities	19,434	16,408

Cash flow from investing activities:
Additions to property and equipment	(588)	(672)
Proceeds from sale of property and equipment	7	—
Cash paid for business acquisitions, net of cash acquired	(23,540)	—
Purchases of marketable securities	(112,889)	(23,993)
Sales of marketable securities	50,708	22,197

Net cash used in investing activities	(86,302)	(2,468)

Cash flow from financing activities:
Issuance of common stock	74,627	133
Exercise of options	1,897	4,732
Purchase of common stock for treasury	—	(14,211)
Common stock dividends	(2,944)	(1,237)

Net cash provided by (used in) financing activities	73,580	(10,583)

Effect of exchange rate changes on cash	(57)	340

Net increase in cash and cash equivalents	6,655	3,697
Cash and cash equivalents, beginning of period	15,261	18,336

Cash and cash equivalents, end of period	$21,916	$22,033

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2004 and the results of its operations for the three months and nine months ended September 30, 2004 and 2003. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2003, which were included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The December 31, 2003 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the expected results for the full year.

2.	Marketable Securities

      At September 30, 2004, the cost basis, fair market value, and unrealized gains and losses by major security type, were as follows (in thousands):

		Gross
		Unrealized
	Cost	Gains	Fair Value

State, municipal and county government bonds	$69,120	$5	$69,125
US Government securities	3,017	2	3,019
Corporate bonds	22,514	4	22,518
Equities	3,964	719	4,683

Total	$98,615	$730	$99,345

3.	Stock-Based Compensation

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with the fair value method prescribed in SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below for the periods indicated (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income, as reported	$4,843	$3,041	$13,026	$8,104
Deduct: total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effects	447	206	827	968

Net income, pro forma	$4,396	$2,835	$12,199	$7,136

Reported net income per share
Basic	$0.21	$0.16	$0.63	$0.43
Diluted	$0.20	$0.15	$0.60	$0.41
Pro forma net income per share
Basic	$0.19	$0.15	$0.59	$0.38
Diluted	$0.18	$0.14	$0.56	$0.36

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

4.	Basic and Diluted Earnings Per Share

      Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices exceed the fair value of common stock. Options to purchase 189,000 and 91,500 shares were outstanding at September 30, 2004 and 2003, respectively, but were excluded from the computation of diluted earnings per share because the effect of

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Weighted average common shares outstanding — used in calculation of basic earnings per share	23,019	18,494	20,525	18,638
Weighted average common stock equivalents — options	1,157	1,320	1,348	1,162

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	24,176	19,814	21,873	19,800

5.	Comprehensive Income

      Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet. The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$4,843	$3,041	$13,026	$8,104
Foreign currency translation gain (loss)	71	43	(66)	266
Unrealized gains on marketable securities	8	76	68	905

Total comprehensive income	$4,922	$3,160	$13,028	$9,275

6.	Stock Repurchase Program

      On May 22, 2003, the Company’s Board of Directors authorized the continued repurchase of shares of the Company’s Common Stock up to an additional expenditure of $30 million. Under the repurchase program, which was originally initiated in May 2000 and expired in May 2004, the Company repurchased a total of 8.2 million shares of Common Stock for approximately $53.4 million. The Company did not repurchase any shares during the nine months ended September 30, 2004. See Note 11.

7.	Stockholders’ Equity

      In June 2004, the Company completed an underwritten public offering of 4.05 million shares of the Company’s common stock. The Company received net proceeds of approximately $74.4 million from the offering.

8.	Acquisitions

      On April 12, 2004, the Company acquired all of the outstanding shares of OMR Systems Corporation and OMR Systems International Limited (together “OMR”) for $19.7 million, plus the costs of effecting

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the transaction. OMR provides treasury processing software and outsourcing solutions to banks in Europe and the United States and offers comprehensive hedge fund administration.

      The net assets and results of operations of OMR have been included in the Company’s consolidated financial statements from April 12, 2004. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of intangible assets, including trade names and customer relationships, was based on an independent appraisal and was determined using the income approach. The completed technology is amortized on a straight-line basis over seven years, the estimated life of the product. Other acquired intangibles are amortized over lives ranging from seven to nine years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.

      On February 17, 2004, the Company acquired substantially all the assets of NeoVision Hypersystems, Inc. (“NeoVision”) for $1.6 million and the assumption of certain liabilities. The Company paid $0.8 million during the first quarter of 2004 and made the remaining payment in the second quarter of 2004. NeoVision is a provider of tactical visual analytical solutions for the financial industry. NeoVision’s products complement the Company’s existing product offerings and provide traders, brokers and portfolio managers with the ability to quickly track, analyze and assess market positions and performance.

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

      The following summarizes the allocation of the purchase price for the acquisitions of OMR, NeoVision and IAN (in thousands):

	OMR	NeoVision	IAN

Assets acquired, net of cash received	$8,134	$9	$232
Purchased technology and intangibles	8,200	430	1,100
Goodwill	9,249	1,259	1,891
Liabilities assumed	(6,618)	(91)	(255)

Consideration paid	$18,965	$1,607	$2,968

      The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of OMR, NeoVision and IAN occurred on January 1, 2003. This unaudited pro forma information (in thousands, except per share data) should not

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenues	$25,163	$22,429	$75,349	$66,878
Net income	4,843	3,010	12,887	6,731
Basic earnings per share	$0.21	$0.16	$0.63	$0.36
Diluted earnings per share	$0.20	$0.15	$0.59	$0.34

9.	Commitments and Contingencies

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

10.	International Sales and Geography Information

      The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company’s reportable regions consist of the Americas, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa Revenues by geography were (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

United States	$18,751	$13,650	$54,459	$40,241
Americas excluding United States	900	608	2,711	2,252
Europe	4,675	1,197	9,854	3,441
Asia Pacific and Japan	837	553	1,812	1,718

	$25,163	$16,008	$68,836	$47,652

11.	Subsequent Event

      On October 18, 2004, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common Stock up to an expenditure of $50 million. The repurchase program expires in October 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

      Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in the our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of Amendment No. 1 to our Annual Report on Form 10K/A. Our critical accounting policies are described in our annual filing on Form 10-K/A and include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Marketable Securities

Results of Operations for the three months and nine months ended September 30, 2004 and 2003

      The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2004	2003	Change	2004	2003	Change

Revenues:
Software licenses	$4,116	$3,032	36%	$12,444	$10,137	23%
Maintenance	9,521	7,964	20%	26,742	23,297	15%
Professional services	2,973	1,710	74%	7,550	4,629	63%
Outsourcing	8,553	3,302	159%	22,100	9,589	130%

Total revenues	$25,163	$16,008	57%	$68,836	$47,652	44%

      The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Software licenses	16%	19%	18%	21%
Maintenance	38%	50%	39%	49%
Professional services	12%	11%	11%	10%
Outsourcing	34%	20%	32%	20%

Revenues

      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended September 30, 2004 were $25.2 million, increasing 57% from $16.0 million in the same period in 2003. Revenue growth for the three months ended September 30, 2004, was primarily a result of our acquisitions of the fund services business, IAN, NeoVision and OMR, which added an aggregate of $7.3 million in revenue. Revenues for businesses owned at least for 12 months (organic revenues) grew $1.9 million, or 12%, compared to the three months ended September 30, 2003. Organic growth came from increased demand for SS&C Direct outsourcing services, Total Return product and services, Debt & Derivatives product and services, CAMRA product and Lightning product and services for a total of $2.3 million. This was offset by a decrease of $0.4 million from sales of other products.

      Revenues for the nine months ended September 30, 2004 were $68.8 million, increasing 44% from $47.7 million in the same period in 2003. Revenue growth was primarily the result of acquisitions, which accounted for $15.0 million of the increase. Organic revenue grew $6.2 million, or 13%, compared to the nine months ended September 30, 2003. Organic revenue growth came from increased demand for CAMRA product and services, SS&C Direct outsourcing services, Total Return product, Lightning product and services and Debt & Derivatives product and services for a total of $8.0 million. This was offset primarily by a decrease in revenue from the LMS product and services and Mabel product and services.

      Software Licenses. Software license revenues were $4.1 million and $3.0 million for the three months ended September 30, 2004 and 2003, respectively. The increase of $1.1 million was mainly due to an increase of $0.9 million in sales for CAMRA, a $0.4 million increase in sales of our Derivatives products and an increase of $0.3 million in sales of Total Return, offset by decreases in sales of our AdvisorWare, PTS and Municipal Finance products totaling $0.5 million. Software license revenues were $12.4 million and $10.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase of $2.3 million was mainly due to an increase of $2.5 million in sales of CAMRA, increases of $0.8 million, $0.5 million and $0.3 million in sales of Total Return, Derivatives and Lightning products, respectively, offset by a decrease of $0.8 million in sales of our LMS product, a decrease of $0.6 million in sales of AdvisorWare and decreases in sales of PTS and Skyline products totaling $0.4 million. The increased license revenues were mainly due to two large sales of CAMRA product licenses in the period, and an increase in the number of license sales for Total Return, Derivatives and Lightning products compared to the prior year. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

      Maintenance. Maintenance revenues were $9.5 million and $8.0 million for the three months ended September 30, 2004 and 2003, respectively. Maintenance revenues were $26.7 million and $23.3 million for the nine months ended September 30, 2004 and 2003, respectively. Maintenance revenue growth was mainly due to the acquisition of OMR in April 2004, which contributed $1.4 million and $2.7 million of maintenance revenues for the three and nine months ended September 30, 2004, respectively, and increases in CAMRA maintenance of $0.1 million and $0.4 million for those periods, respectively. The increase in CAMRA revenues was mainly due to favorable client maintenance renewals and annual maintenance fee increases. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.

      Professional Services. Professional services revenues were $3.0 million and $1.7 million for the three months ended September 30, 2004 and 2003, respectively. The increase in professional services revenues was primarily due to our acquisitions of OMR and IAN, which contributed $1.8 million of the increase.

Organic revenues decreased by $0.5 million, mainly due to lower revenue for CAMRA product services, which was due to several large professional services contracts in 2003, which did not repeat in 2004. Professional service revenues were $7.6 million and $4.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in professional services revenues was mainly due to our acquisitions of OMR and IAN, which accounted for $3.3 million of the increase. Organic professional services revenues decreased by $0.3 million. Increases of $0.4 million for CAMRA and $0.3 million for Lightning services were offset by reductions of $0.8 million for LMS and reductions of $0.2 million each for AdvisorWare and Antares product services. The increase in CAMRA services was the result of a large CAMRA project that was completed in the first quarter of 2004. We had a large LMS implementation project in the nine months ended September 30, 2003, for which there was no comparable project in 2004. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

      Outsourcing. Outsourcing revenues were $8.6 million and $3.3 million for the three months ended September 30, 2004 and 2003, respectively. Increased demand and the addition of new clients for our SS&C Direct outsourcing services contributed $1.2 million of the increase and $4.0 million of the increase came from our recent acquisitions of the fund services business, IAN and OMR. Outsourcing revenues for the nine months ended September 30, 2004 and 2003 were $22.1 million and $9.6 million, respectively. Increased demand and the addition of new clients for our SS&C Direct outsourcing services contributed $3.5 million of the increase and $8.9 million of the increase came from our recent acquisitions of the fund services business, IAN and OMR. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues

      The total cost of revenues was $9.2 million and $4.9 million for the three months ended September 30, 2004 and 2003, respectively. The total cost of revenues increase was mainly due to the increase of $4.0 million in costs associated with the recent acquisitions and increased personnel costs of $0.3 million to support increased organic revenues. The total cost of revenues for the nine months ended September 30, 2004 and 2003 was $24.3 million and $15.1 million, respectively. The gross margin decreased to 65% for the nine months ended September 30, 2004 from 68% for the comparable period in 2003. The total cost of revenues increase was mainly due to the increase of $8.3 million in costs associated with the recent acquisitions and increased personnel and expenses of $0.9 million to support the increased organic revenues. The decrease in gross margins was primarily attributable to the recent acquisition of OMR, which had been operating at gross margins lower than our historical gross margins.

      Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $0.6 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively. The cost of software license revenues for the nine months ended September 30, 2004 and 2003 was $1.6 million and $1.4 million, respectively. The increase in costs was due to amortization of completed technology associated with the acquisition of OMR. Cost of software license revenues as a percentage of such revenues decreased to 13% for the nine months ended September 30, 2004 from 14% for the nine months ended September 30, 2003.

      Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of products and regulatory updates. The cost of maintenance revenues was $2.2 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively. The increase in cost of maintenance revenues was primarily due the recent acquisitions, which added $0.7 million in costs. The cost of maintenance revenues for the nine months ended September 30, 2004 and 2003 was $6.2 million and $4.5 million, respectively. The increase in cost of maintenance revenues was due to $1.4 million in additional costs associated with acquisitions, increased personnel costs of $0.2 million and increased costs of $0.1 million related to the engagement of a third party with actuarial expertise to assist with the management of our PTS business. The cost of maintenance revenues as a percentage of these revenues increased to 23% for the nine months ended September 30, 2004 from 19%

for the nine months ended September 30, 2003. The decrease in gross margin was primarily attributable to the recent acquisition of OMR, which had had been operating at gross margins lower than our historical gross margins.

      Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $1.8 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively. The cost of professional services revenues for the nine months ended September 30, 2004 and 2003 was $4.8 million and $3.3 million, respectively. The increase in cost of professional services revenues for each of these periods was primarily attributable to recent acquisitions, which added $0.7 million and $1.6 million in costs during the three months and nine months ended September 30, 2004, respectively. The cost of professional services revenues as a percentage of such revenues decreased to 64% for the nine months ended September 30, 2004 from 71% for the nine months ended September 30, 2003. This improvement in gross margins was primarily attributable to the recent acquisitions, which are generating higher gross margins than our historical gross margins.

      Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $4.6 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively. The increase in cost of outsourcing revenues was due to $2.4 million of additional costs attributable to recent acquisitions, and increased personnel costs of $0.2 million to support the growth in organic revenue. The cost of outsourcing revenues for the nine months ended September 30, 2004 and 2003 was $11.7 million and $6.0 million, respectively. The increase in cost of outsourcing revenues was due to $5.0 million of additional costs attributable to recent acquisitions, and increased personnel costs of $0.7 million to support the growth in organic revenues. The cost of outsourcing revenues as a percentage of such revenues decreased to 53% for the nine months ended September 30, 2004 from 62% for the nine months ended September 30, 2003. We have improved margins in outsourcing revenues by managing costs and improving efficiencies through the automation of processes that were previously done manually.

Operating Expenses

      Total operating expenses were $8.5 million and $6.5 million for the three months ended September 30, 2004 and 2003, respectively. The increase in operating expenses was due to recent acquisitions, which added $1.5 million in costs and additional personnel costs of $0.6 million, offset by a reduction of $0.2 million in bad debt expense. Total operating expenses for the nine months ended September 30, 2004 and 2003 were $23.8 million and $20.2 million, respectively, representing 35% and 42% of total revenues in those respective periods. The increase in operating costs was due to the recent acquisitions, which added $3.5 million in costs and additional personnel costs of $0.8 million, offset by a reduction of $0.8 million in bad debt expense, which was due to the collection of a significant, aged receivable that had been fully reserved.

      Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $2.8 million and $2.2 million for the three months ended September 30, 2004 and 2003, respectively. Selling and marketing expenses for the nine months ended September 30, 2004 and 2003 were $7.8 million and $6.3 million, respectively, representing 11% and 13%, respectively, of total revenues in those periods. The increase in selling and marketing expenses for each of these periods is primarily attributable to our recent acquisitions, which added $0.4 million and $1.2 million in costs for the three months and nine months ended September 30, 2004, respectively, and additional personnel costs of $0.2 million in each of those periods.

      Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products.

Research and development expenses were $3.7 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively. The increase in research and development expenses was mainly attributable to recent acquisitions, which added $0.9 million in costs and additional personnel costs of $0.2 million. Research and development expenses for the nine months ended September 30, 2004 and 2003 were $10.2 million and $8.5 million, respectively, representing 15% and 18% of total revenues in those periods, respectively. The increase in research and development expenses was attributable to recent acquisitions, which added $1.9 million in costs, and additional personnel costs of $0.2 million, offset by reduced facilities costs of $0.2 million and reduced amortization expense of $0.2 million.

      General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $1.9 million and $1.7 million for the three months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses was due to recent acquisitions, which added $0.2 million in costs, and additional personnel costs of $0.2 million, offset by a decrease in bad debt expense of $0.2 million. General and administrative expenses for the nine months ended September 30, 2004 and 2003 were $5.8 million and $5.3 million, respectively, representing 8% and 11% of total revenues in those periods, respectively. The increase in general and administrative expenses was mainly due to recent acquisitions, which added $0.5 million in costs, increased personnel costs of $0.4 million and additional costs of $0.2 million related to the engagement of external consultants to assist in compliance with the Sarbanes-Oxley Act of 2002, offset by a decrease of $0.8 million in bad debt expense.

      Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $472,000 and $223,000 for the three months ended September 30, 2004 and 2003, respectively. The increase was primarily due to a higher average cash and investments balance, which more than doubled over the prior year due to the public stock offering completed in June 2004. Interest income, net for the nine months ended September 30, 2004 and 2003 was $837,000 and $707,000, respectively, reflecting higher average cash balances, offset by lower market interest rates. Other income, net decreased to a net expenditure of $21,000 for the nine months ended September 30, 2004 from a net income of $231,000 for the nine months ended September 2003. Included in other income, net for the nine months ended September 30, 2003 was a non-operational gain of $259,000 resulting from the sale of marketable securities.

      Provision for Income Taxes. We had an effective tax rate of 39% for both the nine months ended September 30, 2004 and 2003. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at September 30, 2004.

Liquidity and Capital Resources

      Our liquidity needs have historically been to finance the costs of operations pending the billing and collection of client receivables, to acquire complementary businesses or assets, to invest in research and development and to repurchase shares of our common stock. We have historically relied on cash flow from operations for liquidity. We expect that our future liquidity needs will consist of financing the costs of operations pending the billing and collection of client receivables, strategic acquisitions that allow us to expand our product offerings and client base, investments in research and development, repurchase of our Common Stock and payment of dividends, if any, to our stockholders. Our operating cash flow is primarily affected by the overall profitability of the sales of our products and services, our ability to invoice and collect from clients in a timely manner, our ability to efficiently implement our acquisition strategy and our ability to manage costs.

Cash Flow

      Our cash, cash equivalents and marketable securities at September 30, 2004 were $121.3 million, which is an increase of $68.9 million from $52.4 million at December 31, 2003. The increase was primarily due to our public stock offering in June 2004, as well as net income for the period, offset by cash paid for acquisitions.

      Net cash provided by operating activities was $19.4 million for the nine months ended September 30, 2004. Cash provided by operating activities was primarily due to earnings of $13.0 million adjusted for non-cash items of $6.6 million, including a $2.4 million tax benefit related to stock option exercises, an increase of $0.4 million in accounts payable and accrued expenses and a decrease of $0.5 million in accounts receivable. These items were partially offset by a decrease of $1.3 million in deferred revenue. Our accounts receivable days sales outstanding at September 30, 2004 was 52 days, compared to 61 days as of June 30, 2004, 43 days as of December 31, 2003 and 49 days as of September 30, 2003. The increase from December 31, 2003 was primarily due to the transition of receivables related to our acquisition of OMR.

      Investing activities used net cash of $86.3 million for the nine months ended September 30, 2004. Cash used by investing activities was primarily due to the $62.2 million net purchases of marketable securities and the $23.5 million net cash paid for the acquisitions of IAN, NeoVision and OMR.

      Financing activities provided net cash of $73.6 million for the nine months ended September 30, 2004. Cash provided by financing activities was primarily due to the $74.4 million in proceeds from our public stock offering. The exercise of stock options provided cash of $1.9 million, offset by $2.9 million for the payment of our semi-annual cash dividends.

      As of September 30, 2004, we had $21.9 million of cash and cash equivalents and $99.3 million in marketable securities. We believe that our current cash, cash equivalents and marketable securities balances and anticipated cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

      The laws governing our intellectual property afford only limited protection. Others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that our proprietary technology does not include open-source software, free-ware, share-ware or other publicly available technology. There are many patents in the investment management field. As a result, we are subject to the risk that others will claim that the important technology we have developed, acquired or incorporated into our products will infringe the rights, including the patent rights, such persons may hold. Third parties also could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. Because we rely on confidentiality for protection, such an event could result in a material loss of intellectual property rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Expensive and time-consuming litigation may be necessary to protect our proprietary rights.

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

Our failure to continue to derive substantial revenues from CAMRA, TradeThru, AdvisorWare, SKYLINE and LMS software, and the provision of maintenance and professional services in support of such software, could adversely affect our business, financial condition and results of operations

      To date, substantially all of our revenues have been attributable to the licensing of, or outsourcing solutions relating to, our CAMRA, TradeThru, AdvisorWare, SKYLINE and LMS software and the provision of maintenance and professional services in support of such licensed software. We expect that the revenues from these software products and related services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

Recently enacted and proposed regulatory changes may cause us to incur increased costs and divert the attention of management from operation of our business, and failure or circumvention of our controls and procedures could delay our ability to identify error or fraud and cause loss of investor and client confidence and serious harm to our business, financial condition, results of operations and cash flows

      Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. We currently do not have an internal audit group and we will require significant resources and management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

If we cannot attract, train and retain qualified managerial, technical and sales personnel, we may not be able to provide adequate technical expertise and customer service to our clients or maintain focus on our business strategy

      We believe that our success is due in part to our experienced management team. We depend in large part upon the continued contribution of our senior management and, in particular, William C. Stone, our chief executive officer and chairman of the board. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. Mr. Stone has been instrumental in developing our business strategy and forging our business relationships since he founded the company in 1986. We maintain no key man life insurance policies for Mr. Stone or any other senior officers or managers.

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

      The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Fair Value of
	Investments as of
	September 30, 2004
	Maturing in:
Investments	2004	2005	2006

Fixed Rate Investments	$0	$6,922	$6,924
Average Interest		2.04%	2.54%

      We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through September 30, 2004, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.

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

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      On October 18, 2004, we announced a stock repurchase program providing for expenditures of up to $50 million over the period extending from October 18, 2004 through October 17, 2005. We may purchase our shares in open market, negotiated and block transactions. During the three months ended September 30, 2004, we did not have a stock repurchase program in effect or repurchase any of our shares.

Item 6.	Exhibits

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

Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2004

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002