Form 10-K
period 2004-12-31
SS&C TECHNOLOGIES INC
filed 2005-03-15
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
      Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant in an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $315,636,000 based on the closing sale price per share of the Registrant’s Common Stock on the Nasdaq National Market on such date.
      As of March 4, 2005, 22,940,988 shares of the Registrant’s Common Stock were outstanding.
Documents Incorporated by Reference:
      Part III — Portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s annual meeting of stockholders to be held on May 26, 2005.

SS&C TECHNOLOGIES, INC.
YEAR 2004 FORM 10-K ANNUAL REPORT
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
      AdvisorWare, DBC, Heatmaps, HedgeWare, PortPro, SKYLINE, TradeThru and Xacct are registered trademarks; Altair, AnalyticsExpress, Antares, CAMRA, CAMRA D Class, Debt & Derivatives, Finesse, Lightning, LMS, Mabel, PTS, SamTrak, The BANC Mall and Total Return are trademarks; and SS&C Direct is a service mark of SS&C Technologies, Inc. or one of its subsidiaries. All other trademarks or trade names referred to in this annual report are the property of their respective owners.
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
Our clients include some of the largest and most well recognized entities in the financial services industry, managing, in the aggregate, over $4 trillion in assets. For the year ended December 31, 2004, we generated $19.0 million of net income, or $0.84 per share, on $95.9 million of total revenues.
      For financial information relating to our business, including geographic information, please see our consolidated financial statements, including the notes thereto. For risks relating to our business, including the risks of our foreign operations, see “Certain Factors That May Affect Future Operating Results — Risks Relating to Our Business”.
Industry Background
      The financial services industry is a large market that is expected to grow significantly over the next several years. According to a February 2003 report by Empirical Research Partners, the total financial assets under management in the U.S. were $18 trillion in 2002, and are expected to grow to $26 trillion in 2007, a compound annual growth rate of 8%.
      The financial services industry traditionally invests more heavily in information technology, or IT, than other industries, and as the financial services market grows, IT budgets are expected to increase. According to a January 2004 IDC report, spending on software and services by the banking, insurance and financial services markets is expected to grow at a compound annual growth rate of over 6% to $75 billion in 2007.
      Today’s participants in the financial services industry face a number of challenges, including:

•	rapidly changing market conditions,

•	increasing transaction volumes with shorter settlement cycles,

•	fierce global competition,

•	constantly evolving regulatory requirements with increasing regulatory oversight, and

•	an increasing number, and greater complexity, of asset classes and securities products.
      Many financial services organizations face an increasing gap between the amount and complexity of data that they must analyze and control and their finite IT resources. Financial services organizations rely in large part on internal IT departments to supply the systems required to meet their information analysis requirements. Typically, the systems used are a mix of internally developed programs implemented on expensive mainframes and externally developed software applications deployed in a distributed computing environment. These systems require large IT departments, are expensive to implement, support and modify, have limited interoperability and often cannot fully support specialized asset classes or regulatory compliance and reporting. To meet their requirements, financial services organizations require flexible, cost-effective, rapidly deployable systems that support informed, real-time business decision making and regulatory compliance. As an alternative to supporting an internal IT structure, many organizations are turning to BPO/ ASP services to meet their business needs.
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
      Our products enable users to efficiently and rapidly analyze and manage information, increase productivity, reduce costs and devote more time to critical business decisions rather than administrative, reporting and compliance matters.
Our Strategy
      Our goal is to be the leading provider of superior technology and outsourcing solutions to the financial services industry. To achieve our goal, we intend to:
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
      Grow Our Outsourcing Business and Increase Our Recurring Revenues. We plan to further increase our recurring revenue streams from our outsourcing solutions and maintenance services, because they provide us with greater predictability in the operation of our business and enable us to build valued relationships with our clients. We believe that our outsourcing services provide an attractive alternative to clients that do not wish to install, run and maintain complicated financial software. We generally provide our outsourcing services under one- to five-year contracts with minimum fee commitments that are often renewed at the expiration of their terms. Our outsourcing revenues under these contracts are predictable and recurring. Our outsourcing revenues increased from $12.6 million, or 20.2% of total revenues, in 2002 to $30.9 million, or 32.2% of total revenues, in 2004. Maintenance revenues also provide another source of recurring revenues and represented 38.0% of total revenues in 2004.
      Continue to Address the Specialized Needs of the Financial Services Industry. We have accumulated substantial financial expertise since our founding in 1986 through close working relationships with our clients, resulting in a deep knowledge base that enables us to respond to their most complex financial, accounting, actuarial, tax and regulatory needs. We intend to build on this expertise by continuing to offer products and services that address the highly specialized needs of the financial services industry. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services that meet global market demands while also providing integrated processing for improved productivity, reduced manual intervention and bottom-line savings.
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
Our Acquisitions
      Since 1995, we have acquired more than 15 businesses within our industry. We generally seek to acquire companies that:

•	provide complementary products or services in the financial services industry,

•	address a highly specialized problem or a market niche in the financial services industry,

•	expand our global reach into strategic geographic markets,

•	have solutions that lend themselves to being delivered as either a BPO service or an ASP solution,

•	possess proven technology and an established client base that will provide a source of ongoing revenue and to whom we may be able to sell existing products and services, and

•	satisfy our financial metrics, including expected return on investment.
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
      Below is a table summarizing our acquisitions.

			Acquired Products and
Date	Acquired Business	Contract Purchase Price	Services Currently Offered

March 1995	Chalke	$10,000,000	PTS
November 1997	Mabel Systems	$850,000 and 109,224 shares of common stock	Mabel
December 1997	Shepro Braun Systems	1,500,000 shares of common stock	Total Return, Antares
March 1998	Quantra	$2,269,800 and 819,028 shares of common stock	SKYLINE
April 1998	The Savid Group	$821,500	Debt & Derivatives
March 1999	HedgeWare	1,028,524 shares of common stock	AdvisorWare
March 1999	Brookside	41,400 shares of common stock	Consulting services
November 2001	Digital Visions	$1,350,000	PortPro, The BANC Mall, PALMS
January 2002	Real-Time, USA	$4,000,000	Real-Time, Lightning
November 2002	DBC	$4,500,000	Municipal finance products
December 2003	Amicorp Fund Services	$1,800,000	Fund services
January 2004	Investment Advisory Network	$3,000,000	Compass, Portfolio Manager
February 2004	NeoVision Hypersystems	$1,600,000	Heatmaps
April 2004	OMR Systems	$19,671,000	TradeThru, Xacct
February 2005	Achievement Technologies	$470,000	SamTrak
February 2005	Eisnerfast LLC	$25,300,000	Fund services
* February 2005	Financial Models Company	*	FMC suite of products

*	On February 25, 2005, we entered into a definitive agreement to make an offer to acquire all of the outstanding common shares and Class C shares of Financial Models Company Inc. (FMC) of Mississauga, Ontario, Canada for C$17.70 in cash, or an aggregate amount of approximately US$160 million. The consummation of the transaction is subject to certain customary conditions, including the tender of a majority of the FMC shares. The transaction is expected to close during April 2005.
      Many of our acquisitions have enabled us to expand our product and services offerings into new markets or client bases within the financial services industry. For example, with our acquisitions of Shepro Braun Systems and HedgeWare we began providing portfolio management and accounting software to the hedge funds and family offices market. We began offering property management products to the real estate property management industry after we acquired Quantra and started selling financial modeling products to the municipal finance market after the DBC acquisition. Our acquisition of OMR Systems allows us to offer integrated, global solutions to the financial services industry through our TradeThru software and Xacct services. The acquisition of Eisnerfast has expanded our outsourcing offerings to the hedge fund market. The addition of new products and services also has enabled us to market other products and services to acquired client bases. Some acquisitions have also provided us with new technology, such as the Heatmaps data visualization product developed by NeoVision.
      To date, all of our acquisitions have resulted in a marketable product or service that has added to our revenues. We also have generally been able to improve the operation performance and profitability of the acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In some cases, we have also been able to increase revenue generated by acquired products and services by leveraging our larger sales capabilities and client base.
Products and Services
      We offer a family of application software products and services designed to address the requirements of professionals in the financial services industry and meet the day-to-day processing needs of a broad range of users within financial services organizations.

      The following chart summarizes our principal products and services, typical users and the vertical markets each product serves:

PRODUCTS AND SERVICES	TYPICAL USERS	VERTICAL MARKETS SERVED

Portfolio
Management/Accounting
AdvisorWare Altair CAMRA CAMRA D Class Debt & Derivatives Lightning PALMS PortPro SS&C Wealth Management Total Return	Portfolio Managers Asset Managers Fund Administrators Investment Advisors Accountants Auditors Alternative Investment Managers Brokers/Dealers	Financial Institutions Hedge Funds and Family Offices Institutional Asset Management Insurance Companies and Pension Funds Municipal Finance

Outsourcing
SS&C Direct SS&C Fund Services	Portfolio Managers Asset Managers Fund Administrators Investment Advisors Alternative Investment Managers	Hedge Funds and Family Offices Institutional Asset Management Insurance Companies and Pension Funds

Trading/Treasury Operations
Antares TradeDesk TradeThru	Securities Traders Financial Institutions	Financial Institutions Hedge Funds and Family Offices Insurance Companies and Pension Funds

Financial Modeling
AnalyticsExpress Finesse HD PTS DBC (family of products)	CEO/CFOs Risk Managers Actuarial Professionals Bank Asset/Liability Managers Investment Bankers State/Local Treasury Staff Financial Advisors	Insurance Companies and Pension Funds Municipal Finance

Lending/Leasing
LMS Loan Suite The BANC Mall	Mortgage Originators Commercial Lenders Mortgage Loan Servicers Mortgage Loan Portfolio Managers Real Estate Investment Managers Bank/Credit Union Loan Officers	Commercial Lending Financial Institutions Institutional Asset Management Insurance Companies and Pension Funds

Property Management
SKYLINE SamTrak	Real Estate Investment Managers Real Estate Leasing Agents Real Estate Property Managers	Real Estate Leasing/Property Management

Technology
Heatmaps	Securities Traders Portfolio Managers Risk Managers Financial Advisors Hedge Fund Managers	Institutional Asset Management

Portfolio Management/ Accounting
      Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions.
      AdvisorWare. AdvisorWare software supports hedge funds, funds of funds, and family offices with sophisticated global investment, trading and management concerns, and/or complex financial, tax (including German tax requirements), partnership and allocation reporting requirements. It delivers comprehensive multi-currency investment management, financial reporting, performance fee calculations, net asset value calculations, contact management and partnership accounting in a straight-through processing environment.
      Altair. Altair software is a portfolio management system designed for companies that are looking for a solution that meets Benelux market requirements, and want client/server architecture with SQL support. We sell Altair primarily to European asset managers, stockbrokers, custodians, banks, pension funds and insurance companies. Altair supports a full range of financial instruments, including fixed income, equities, real estate investments and alternative investment vehicles.
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
      PALMS. PALMS (Portfolio Asset Liability Management System) is an Internet-based service for community banks and credit unions, that enables them to manage and analyze their balance sheet. PALMS gives financial institutions instant access to their balance sheet by importing data directly from general ledger, loan, deposit and investment systems and can perform simulations for detailed analysis of the data.
      PortPro. PortPro delivers Internet-based portfolio accounting and is available on an ASP basis. PortPro helps financial institutions effectively measure, analyze and manage balance sheets and investment portfolios. PortPro is offered as a stand-alone product or as a module of Lightning. PortPro includes:

•	PortPro Bond Accounting — Manages bond portfolios and provides accurate accounting and performance results.

•	PortPro Analytics — Provides performance and risk analysis of investment portfolios, including interest rate risk reporting, pre-purchase and swap analysis tools and stress testing.
      SS&C Wealth Management. SS&C Wealth Management is a web services platform that delivers core account management services to wealth management professionals. Services include investor prospecting, account aggregation and reconciliation, account management, tax lot accounting, performance measurement, fee processing and reporting. Services can be customized to meet the specific needs of registered investment advisors, broker dealers or financial institutions. SS&C Wealth Management supports Distributed Managed Account Programs including:

•	Separately managed accounts,

•	Mutual fund wrap programs, and

•	Rep as manager/fee in lieu of commission programs.
      Total Return. Total Return is a portfolio management and partnership accounting system directed toward the hedge fund and family office markets. It is a multi-currency system, designed to provide financial and tax accounting and reporting for businesses with high transaction volumes.

Outsourcing
      SS&C Direct. We provide comprehensive ASP/BPO services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. The SS&C Direct service includes:

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
      SS&C Fund Services. We provide complete on- and offshore fund administration outsourcing services to hedge fund and other alternative investment managers. SS&C Fund Services offers fund manager services, transfer agency services, Director services, fund of funds services, tax processing and accounting and processing. SS&C Fund Services supports all fund types and investment strategies. Market segments served include:

•	hedge fund managers,

•	funds of funds managers,

•	commodity trading advisors (CTAs),

•	family offices,

•	private wealth groups,

•	investment managers,

•	commodity pool operators (CPOs),

•	proprietary traders,

•	private equity groups, and

•	separate managed accounts.

Trading/ Treasury Operations
      Our comprehensive real-time trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Our full-service trade processing system delivers comprehensive processing for global treasury and derivative operations. Solutions are available to clients on a license, ASP or outsourcing basis.
      Antares. Antares is a comprehensive, real-time, event-driven trading and profit and loss reporting system designed to integrate trade modeling with trade order management. Antares enables clients to trade and report fixed-income, equities, foreign exchange, futures, options, repos and many other instruments across different asset classes. Antares also offers an add-on option of integrating Heatmaps’ data visualization technology to browse and navigate holdings information.
      TradeDesk. TradeDesk is a comprehensive paperless trading system that automates front- and middle-office aspects of fixed-income transaction processing. In particular, TradeDesk enables clients to automate ticket entry, confirmation and access to offerings and provides clients with immediate, on-line access to complete client information and holdings.
      TradeThru. We acquired the TradeThru product through our acquisition of OMR Systems in April 2004. TradeThru is a web-based treasury and derivatives operations service that supports multiple asset classes and provides multi-bank, multi-entity and multi-currency straight through trade processing for financial institutions. TradeThru is available as either a license, ASP, or outsourcing solution. The system delivers fully automated front- to back-office functions throughout the lifecycle of a trade, from deal capture to settlement, risk management, accounting and reporting. TradeThru also provides data to other external systems, such as middle-office analytic and risk management systems and general ledgers. TradeThru provides one common instrument database, counterparty database, audit trail and end-of-day runs.

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
      Finesse HD. Finesse HD is a financial simulation tool for the property/casualty insurance industry that uses the principles of dynamic financial analysis. Finesse HD measures multiple future risk scenarios to provide a more accurate picture of financial risk. Designed to generate iterative computer-simulated scenarios, Finesse HD helps clients:

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
      DBC Product Suite. We provide analytical software and services to the municipal finance community. Our suite of DBC products addresses a broad spectrum of municipal finance concerns, including:

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
      LMS Loan Suite. The LMS Loan Suite is a single database application that provides comprehensive loan management throughout the life cycle of a loan, from the initial request to final disposition. We have structured the flexible design of the LMS Loan Suite to meet the most complex needs of commercial lenders and servicers worldwide. The LMS Loan Suite includes both the LMS Originator and the LMS Servicer, facilitating fully integrated loan portfolio processing.

      The BANC Mall. The BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. The BANC Mall provides, on an ASP basis, on-line lending, leasing and research tools that deliver critical information for credit processing and loan administration. Clients use The BANC Mall on a fee-for-service basis to access more than a dozen data providers.

Real Estate Property Management
      SKYLINE. SKYLINE is a comprehensive property management system that integrates all aspects of real estate property management, from prospect management to lease administration, work order management, accounting and reporting. By providing a single-source view of all real estate holdings, SKYLINE functions as an integrated lease administration system, a historical property/portfolio knowledge base and a robust accounting and financial reporting system, enabling users to track each property managed, including data on specific units and tenants. Market segments served include:

•	residential,

•	commercial,

•	multifamily,

•	industrial, and

•	retail.

Technology
      Heatmaps. The Heatmaps product was added as a result of the NeoVision acquisition in February 2004. Heatmaps is a data visualization technology that uses color, sound, animation and pattern to integrate vast amounts of financial data and analytics into dynamic, visual color displays. Heatmaps provides professional traders, analysts, asset managers and senior management with consolidated and simplified views of their information, allowing them to proactively monitor their business for opportunities, trends and potential risks.
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

Product Support
      We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the Solution Center, a website that serves as an exclusive on-line community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. We regularly distribute via the Internet our software and services ebriefings, which are industry-specific articles targeted to participants in our seven vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom instruction, eTraining, and online client seminars, or “webinars,” that address current, often technical issues in the financial services industry.
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
      Our marketing personnel are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. Our marketing activities, which focus on the use of the Internet as a cost-effective means of reaching current and potential clients, include:

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
Product Development and Engineering
      We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to insure a high degree of product functionality and quality. Maintaining and improving the integrity and quality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources, and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $14.0 million, $11.2 million and $11.8 million, respectively.
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
Competition
      The market for institutional and financial management software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms. The major competitors in our primary markets include:

•	Insurance Entities and Pension Funds: Princeton Financial Systems (subsidiary of State Street Bank), Bloomberg, Blackrock, Charles River, Classic Solutions/ Tillinghast, DFA Capital Management, Eagle Investment Systems, and SunGard.

•	Institutional Asset Management: Advent Software, Bloomberg, Charles River, Eagle Investment Systems, Macgregor and Thomson Financial.

•	Hedge Funds and Family Offices: Advent Software, EZ Castle, Globe Ops, Citco, PFPC, BISYS Hedge Fund Services and IMS.

•	Financial Institutions: SunGard, Thomson Financial and TPG.

•	Commercial Lending: McCracken (subsidiary of GMAC), Midland Loan Services (subsidiary of PNC Financial Services), Princeton Financial Systems and Synergy Software.

•	Real Estate Property Management: Intuit, Best Software and Yardi.

•	Municipal Finance: Ferrand Jordan and Prescient Software.
      We believe we compete on the basis of:

•	consistent product performance,

•	broad, demonstrated functionality,

•	ease of use,

•	scalability,

•	integration capabilities,

•	product and company reputation,

•	client service and support, and

•	price.
Proprietary Rights
      We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks” in “Certain Factors That May Affect Future Operating Results.”
      Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.
Employees
      As of December 31, 2004, we had 422 full-time employees, consisting of:

•	107 employees in research and development,

•	139 employees in consulting and services,

•	56 employees in sales and marketing,

•	68 employees in client support, and

•	52 employees in finance and administration.
      As of December 31, 2004, 66 of our employees were in our international operations. None of our employees is covered by any collective bargaining agreement. In the opinion of management, we have a good relationship with our employees.
Additional Information
      We were organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095. The telephone number of our principal executive offices is (860) 298-4500.
      Our Internet address is www.ssctech.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission. You may also access our reports on the SEC’s website, www.sec.gov.

Item 2.	Properties
      We lease our corporate offices, which consist of 73,000 square feet of office space located in Windsor, Connecticut. The initial lease term expires in 2008, and we have the right to extend the lease for one additional term of five years. We utilize facilities and offices in eight locations in the United States and have offices in London, England; Paris, France; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Singapore; Tokyo, Japan and Curacao, the Netherlands Antilles.

Item 3.	Legal Proceedings
      From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of our business. In the opinion of our management, we are not involved in any litigation or proceedings by third parties that our management believes could have a material effect on us or our business. In the opinion of our management, we are not party to any litigation or proceedings known to be contemplated by government authorities that our management believes could have a material effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.
Executive Officers of the Registrant
      Our executive officers and their respective age and position as of February 28, 2005 are as follows:

Name	Age	Position

William C. Stone	49	Chief Executive Officer and Chairman of the Board of Directors
Normand A. Boulanger	43	President and Chief Operating Officer
Patrick J. Pedonti	53	Senior Vice President and Chief Financial Officer
Stephen V. R. Whitman	58	Senior Vice President and General Counsel
Kevin Milne	42	Senior Vice President of International
      William C. Stone founded SS&C in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since our inception. He also has served as the our President from inception through April 1997 and again from March 1999 until October 2004. Prior to founding SS&C, Mr. Stone directed the financial services consulting practice of KPMG LLP, an accounting firm, in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc., a financial services company.
      Normand A. Boulanger has served as our President and Chief Operating Officer since October 2004. Prior to that, Mr. Boulanger served as our Executive Vice President and Chief Operating Officer from October 2001 to October 2004, Senior Vice President, SS&C Direct from March 2000 to September 2001, Vice President, SS&C Direct from April 1999 to February 2000, Vice President of Professional Services for the Americas, from July 1996 to April 1999, and Director of Consulting from March 1994 to July 1996. Prior to joining SS&C, Mr. Boulanger served as Director of Investment Operations for The Travelers, now a Citigroup organization, from September 1986 to March 1994.
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
      Kevin Milne has served as our Senior Vice President of International since June 2004. Prior to joining SS&C, Mr. Milne served as Executive Vice President for Macgregor, a company specializing in investment technology, from March 2002 to May 2004. Prior to that, Mr. Milne served as Executive Managing Director for Omgeo, a company specializing in global trade management and workflow, from 1993 to the end of 2001.

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
      Our common stock has been trading on the Nasdaq National Market under the symbol “SSNC” since our initial public offering of common stock on May 31, 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of common stock as reported on the Nasdaq National Market:

	Fiscal 2004		Fiscal 2003
	Price Range(1)		Price Range(1)

Quarter	High	Low	High	Low

First	$34.23	$18.15	$8.37	$5.83
Second	30.88	17.26	11.39	7.74
Third	21.74	15.05	14.08	10.40
Fourth	24.53	17.80	21.95	12.40

(1)	Amounts have been restated to reflect our three-for-two common stock split in the form of a common stock dividend, effective on March 5, 2004.
      There were 42 stockholders of record of our common stock as of March 4, 2005. The number of stockholders of record may not be representative of the number of beneficial owners because many shares are held by depositories, brokers or other nominees.
      In July 2003, our board of directors declared its first semi-annual cash dividend of $0.067 per share of common stock, which was paid in September 2003. On February 5, 2004, our board of directors declared a $0.07 cash dividend per share of common stock, which was paid in March 2004. On August 4, 2004, our board of directors declared a $0.07 cash dividend per share of common stock, which was paid in September 2004. On November 30, 2004, our board of directors declared an $0.08 cash dividend per share of common stock, payable on or about March 3, 2005 to stockholders of record as of February 10, 2005. Although we expect to declare cash dividends in the future, various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, will affect our decision-making process.
      On October 18, 2004, we announced a stock repurchase program providing for expenditures of up to $50 million over the period extending from October 18, 2004 through October 17, 2005. We may purchase our shares in open market, negotiated and block transactions. We did not repurchase any shares of our common stock during the quarter ended December 31, 2004.

Item 6.	Selected Financial Data
      The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

	Year Ended December 31,

	2004(5)	2003(4)	2002(3)	2001(2)	2000

	(In thousands)
Statement of Operations Data:
Revenues	$95,888	$65,531	$62,434	$56,369	$61,406
Income before income taxes	31,040	19,337	12,300	6,487	3,333
Net income	19,010	11,796	7,305	4,022	2,172
Net income per share(1):
Basic earnings per share	$0.90	$0.63	$0.38	$0.18	$0.09
Shares used in basic per share calculation	21,185	18,617	19,473	22,506	23,877
Diluted earnings per share	$0.84	$0.59	$0.36	$0.18	$0.09
Shares used in diluted per share calculation	22,499	19,832	20,531	22,752	23,943
Cash dividends declared per share	$0.22	$0.067	$—	$—	$—

	Year Ended December 31,

	2004(5)	2003(4)	2002(3)	2001(2)	2000

	(In thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$28,913	$15,261	$18,336	$28,425	$20,690
Investments in marketable securities	101,922	37,120	23,383	31,077	35,840
Working capital	116,418	42,009	36,699	56,284	54,330
Total assets	185,663	82,585	75,480	88,779	90,858
Long-term obligations	—	—	—	—	5
Stockholders’ equity	156,094	61,588	57,270	72,948	72,654

(1)	Earnings per share have been restated for all periods presented to reflect a three-for-two common stock split in the form of a common stock dividend effective on March 5, 2004.

(2)	On November 15, 2001, we acquired Digital Visions, a division of Netzee Inc.

(3)	On January 15, 2002, we acquired the assets and business of Real-Time USA, Inc. On November 15, 2002, we acquired the assets and business of DBC, a business within the Thomson Corporation. See notes 2 and 11 of notes to our consolidated financial statements.

(4)	On December 12, 2003, we acquired the assets and business of Amicorp Group’s fund services business. See notes 2 and 11 of notes to our consolidated financial statements.

(5)	On January 16, 2004, we acquired the assets and business of Investment Advisory Network, LLC. On February 17, 2004 we acquired the assets and business of NeoVision Hypersystems, Inc. On April 12, 2004, we acquired all the outstanding shares of OMR Systems Corporation and OMR Systems International, Limited. See notes 2 and 11 of notes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We focus on four primary objectives in measuring our financial performance:

•	increasing recurring revenues as a percentage of total revenues,

•	enhancing our profitability,

•	entering new markets through acquisitions and expanding our presence in current markets, and

•	improving operating cash flow.
      We continue to focus on increasing the portion of our revenues derived from our outsourcing solutions and maintenance services because these provide us with recurring revenue streams. We have taken a number of steps to increase recurring revenues, such as automating our outsourcing delivery methods, providing our employees with sales incentives, and acquiring businesses that offer outsourcing services or that have a large base of maintenance clients. Our acquisition of OMR Systems Corporation provided both of these sources of recurring revenue. Moving our business to a recurring revenue model gives us the ability to better plan and manage our business going forward, and should help us reduce the quarterly fluctuations in revenues and operating results typically associated with software license revenues. We expect our maintenance and outsourcing revenues to continue to increase as a percentage of total revenues. Our outsourcing revenues increased from $12.6 million, or 20% of total revenues, in 2002 to $30.9 million, or 32% of total revenues, in 2004, a 145% increase. Our maintenance revenues increased from $27.9 million in 2002 to $36.4 million in 2004, an increase of 31%.
      While increasing our revenues, we maintained our focus on profitability in 2004. Although operating expenses increased in terms of dollars due to our acquisitions, we reduced operating expenses as a percentage of total revenues from 41% in 2003 to 34% in 2004. These efforts contributed to a 60% increase in our operating income from 2003 to 2004. We believe that our success in managing operating expenses results from a disciplined approach to cost controls, our focus on operational efficiencies, identification of synergies related to acquisitions and more cost-effective marketing programs.

      We continue to increase our market presence through acquisitions. In January 2002, we acquired Real-Time USA, Inc., a provider of ASP and license office applications to commercial banks and broker-dealers, and in November 2002, we acquired DBC, a provider of financial software for fixed-income analysis in the municipal finance market. In December 2003, we acquired Amicorp Group’s fund services line of business, which has significantly expanded our capacity in the global hedge fund market. We named this business SS&C Fund Services and expect it to be an important element of our strategy to increase our outsourcing business. In January 2004, we acquired the businesses of Investment Advisory Network, which provides web-based wealth management services to financial institutions, and NeoVision Hypersystems, which provides tactical visual analytic solutions for the financial services industry. In April 2004, we acquired OMR Systems Corporation and OMR Systems International Limited. OMR provides treasury processing software and outsourcing solutions to banks in Europe and the United States and offers comprehensive hedge fund administration.
      Net cash provided by operating activities was $28.5 million in 2004, and we ended the period with $130.8 million in cash, cash equivalents and marketable securities and $13.5 million in accounts receivable.
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

Acquisition Accounting
      In connection with our acquisitions, we must allocate the purchase price to the assets we acquire, such as net tangible assets, completed technology, in-process research and development (IPR&D), client contracts, other identifiable intangible assets and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the discounted estimated future cash flows from the product sales of such completed technology. While actual results during the years ended December 31, 2004 and 2003 were consistent with our estimated cash flows and we did not incur any impairment charges in 2004 or 2003, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

Marketable Securities
      We classify our entire investment portfolio, consisting of corporate equities and debt securities issued by federal government agencies, state and local governments of the United States and corporations, as available for sale securities. Carrying amounts approximate fair value, as estimated based on market prices and any unrealized gain or loss is recognized in stockholders’ equity. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, Securities and Exchange Commission Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities” and EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provide guidance on determining when an investment is other than temporarily impaired. The Company periodically reviews its marketable securities portfolio for potential other-than-temporary impairment and recoverability. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of the investment is less than its cost and the financial health of and the business outlook for the investee, including factors in the industry and financing cash flows. Incorrect assessments could adversely affect our working capital.
Results of Operations for the Years Ended December 31, 2004, 2003 and 2002
      The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

				Percentage
	Year Ended December 31,			Change in

	2004	2003	2002	2004	2003

Revenues:
Software licenses	$17,250	$14,233	$15,631	21.2%	(8.9)%
Maintenance	36,433	31,318	27,850	16.3	12.5
Professional services	11,320	6,757	6,326	67.5	6.8
Outsourcing	30,885	13,223	12,627	133.6	4.7

Total revenues	$95,888	$65,531	$62,434	46.3	5.0

      The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended
	December 31,

	2004	2003	2002

Revenues:
Software licenses	18.0%	21.7%	25.0%
Maintenance	38.0	47.8	44.6
Professional services	11.8	10.3	10.1
Outsourcing	32.2	20.2	20.2
Revenues
      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues were $95.9 million, $65.5 million and $62.4 million in 2004, 2003 and 2002, respectively. Revenue growth in 2004 of $30.4 million, or 46%, was primarily a result of our acquisitions of OMR Systems, IAN and the fund services business, which added an aggregate of $22.4 million in revenues. Revenues for businesses owned at least 12 months (organic revenues) increased $8.0 million, or 12%, from 2003. Organic growth came from increased demand for our SS&C Direct outsourcing services, CAMRA products and services, Total Return product, Lightning product and services and Skyline product and services totaling $8.1 million. This was offset by decreased sales of other products and services totaling $0.1 million. The increase in revenues from 2002 to 2003 of $3.1 million, or 5%, was primarily the result of our acquisition of DBC, which added $3.6 million in revenues, offset by a decrease of $0.5 million from sales of other products and services. As a general matter, our software license and professional services revenues tend to fluctuate based on the number of new licensing clients, while fluctuations in our outsourcing revenues are attributable to the number of new outsourcing clients as well as the number of outsourced transactions provided to our existing clients. Maintenance revenues vary primarily on the rate by which we add or lose maintenance clients over time and, to a lesser extent, the annual increases in maintenance fees, which are generally tied to the consumer price index.
      During 2004 and 2003, we experienced improved sales opportunities, as clients began to increase spending following the economic conditions of 2002, and a trend toward sales of outsourcing services over software licenses. We have diverse product and service offerings and, as a result, different products and services show strength in given years due to factors such as fluctuating economic conditions affecting the vertical markets for such products and services, shifts in client preferences for licensing software or obtaining outsourcing services, improvements in technology leading to new software releases and changing regulatory environments adding to the complexity of managing client data. As noted above, however, we intend to continue to focus on providing outsourcing services to our clients, as these services can result in a more predictable, recurring source of our revenue.

Software Licenses
      Software license revenues were $17.3 million, $14.2 million and $15.6 million in 2004, 2003 and 2002, respectively. The increase in software license revenues from 2003 to 2004 of $3.0 million, or 21%, was primarily due to increases in sales of our CAMRA, Total Return and Skyline products of $1.8 million, $1.1 million and $0.6 million, respectively, offset by decreases in sales of our LMS and AdvisorWare products of $0.7 million and $0.8 million, respectively. The remaining increase of $1.0 million in license revenues was spread among various other products. The decrease in software license revenues from 2002 to 2003 of $1.4 million, or 9%, was primarily due to decreases in sales of LMS, Skyline and CAMRA licenses of $1.1 million, $0.6 million and $0.5 million, respectively. Sales of DBC products increased in 2003 by $0.9 million, representing a full year of activity following our acquisition of this business in November 2002. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance
      Maintenance revenues were $36.4 million, $31.3 million and $27.9 million in 2004, 2003 and 2002, respectively. The increase in maintenance revenues from 2003 to 2004 of $5.1 million, or 16%, was primarily attributable to our acquisition of OMR, which added $4.1 million in revenues and an increase of $0.4 million in CAMRA maintenance revenues, as well as annual maintenance fee increases for most of our other products. Maintenance revenues increased from 2002 to 2003 by $3.5 million, or 12%, primarily as a result of our acquisition of DBC, which contributed $2.7 million to the overall increase, as well as annual maintenance fee increases for most of our products. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage changes in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services
      Professional services revenues were $11.3 million, $6.8 million and $6.3 million in 2004, 2003 and 2002, respectively. The increase in professional services revenues from 2003 to 2004 of $4.6 million, or 68%, was primarily attributable to our acquisitions of OMR Systems and IAN, which added an aggregate of $5.0 million in revenues. Organic revenues decreased by $0.4 million. Increases of $0.4 million for Lightning and $0.1 million for CAMRA were offset by decreases of $0.7 million for LMS and $0.3 million for AdvisorWare. The increase in Lightning services was the result of a large implementation project that was near completion at year end. We had a large LMS project in 2003, for which there was no comparable project in 2004. Professional services revenues increased from 2002 to 2003 by $0.4 million, or 7%, primarily due to a significant professional services project during the third and fourth quarters of 2003, which contributed $1.6 million in revenues for that period. That project, which was completed in the first quarter of 2004, represented a unique opportunity, and we do not expect single projects of comparable size in the near future. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Outsourcing
      Outsourcing revenues were $30.9 million, $13.2 million and $12.6 million in 2004, 2003 and 2002, respectively. The increase in outsourcing revenues from 2003 to 2004 of $17.7 million, or 134%, was primarily attributable to our acquisitions of OMR Systems, IAN and the fund services business, which added an aggregate of $13.3 million in revenues and increased demand for our SS&C Direct outsourcing services of $4.2 million. Outsourcing revenues increased from 2002 to 2003 by $0.6 million, or 5%, as a result of increased demand for our SS&C Direct services, which added $1.6 million in outsourcing revenues, and the introduction of our Lightning product in 2002, which added $0.3 million in outsourcing revenues. These increases were offset by a $1.4 million decrease in PortPro revenues. In 2002, we significantly increased the pricing of our PortPro product, which caused us to lose some of our PortPro clients in 2003. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new outsourcing clients and increase average outsourcing fees.
Cost of Revenues
      The total cost of revenues was $33.8 million, $20.4 million and $21.0 million in 2004, 2003 and 2002, respectively. The gross margin increased from 66% in 2002 to 69% in 2003, and decreased to 65% in 2004. The increase in cost of revenues in 2004 was primarily attributable to our recent acquisitions, which added an aggregate of $12.0 million in costs and increased personnel expenses of $1.4 million to support the increased organic revenues. The decrease in gross margin from 2003 to 2004 was primarily attributable to our acquisition of OMR Systems, which had been operating at overall gross margins lower than our historical gross margins. The increase in gross margin from 2002 to 2003 was primarily attributable to efficiencies gained in providing an increased level of outsourcing and professional services without incurring the same level of increase in our costs.

Cost of Software License Revenues
      Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, the costs of product media, packaging and documentation. The cost of software license revenues was $2.3 million, $1.8 million and $1.3 million in 2004, 2003 and 2002, respectively. The cost of software license revenues as a percentage of these revenues was 13%, 13% and 8% in 2004, 2003 and 2002, respectively. The increase in cost from 2003 to 2004 was attributable to amortization of completed technology associated with our acquisition of OMR Systems. The increase in cost from 2002 to 2003 was the reflection of a full year of amortization expense of completed technology related to the November 2002 acquisition of DBC of $0.6 million.

Cost of Maintenance Revenues
      Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of product and regulatory updates. The cost of maintenance revenues was $8.5 million, $6.2 million and $5.6 million in 2004, 2003 and 2002, respectively. The increase in costs from 2003 to 2004 was primarily due to $2.1 million in additional costs associated with our recent acquisitions and increased personnel costs of $0.2 million. The increase in costs from 2002 to 2003 was primarily due to a $0.4 million engagement of a third party with actuarial expertise to assist with the management of our PTS business. Costs, as a percentage of revenues, relating to these management services are expected to continue at approximately these levels for the near term. The cost of maintenance revenues as a percentage of these revenues was 23%, 20% and 20% in 2004, 2003 and 2002, respectively.

Cost of Professional Services Revenues
      Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenue was $6.6 million, $4.4 million and $5.4 million in 2004, 2003 and 2002, respectively. The cost of professional services as a percentage of these revenues was 58%, 65% and 86% in 2004, 2003 and 2002, respectively. The increase in costs from 2003 to 2004 was attributable to our recent acquisitions, which added $2.2 million in the aggregate. The improvement in gross margin in 2004 was due to our acquisitions of OMR Systems and IAN, which are generating higher gross margins on professional services than our historical gross margins. Our professional services margin improved from 2002 to 2003 primarily due to a large consulting project that commenced during the third quarter of 2003. The decrease in cost from 2002 to 2003, in terms of dollars, was a product of our effort to align the size of our professional consulting organization with the demand for our implementation and consulting services. As a result, average headcount decreased by seven employees from 2002 to 2003.

Cost of Outsourcing Revenues
      Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $16.4 million, $8.0 million and $8.6 million in 2004, 2003 and 2002, respectively. The cost of outsourcing revenues as a percentage of these revenues was 53%, 61% and 68% in 2004, 2003 and 2002, respectively. We have improved margins for outsourcing revenues by managing costs and improving efficiencies through the automation of processes that were previously done manually. The increase in costs from 2003 to 2004 was largely due to $7.3 million of costs associated with our recent acquisitions and increased personnel costs of $1.1 million to support growth in organic revenues. The decrease in cost from 2002 to 2003 was largely attributable to our ability to effectively service a larger base of outsourcing clients with a lower average headcount. Average headcount decreased by two employees from 2002 to 2003. Additionally, we were able to manage our costs for outside data fees, which decreased by $0.3 million from 2002 to 2003, due to the successful negotiation of a new agreement.
Operating Expenses
      Our total operating expenses were $32.7 million, $26.7 million and $30.3 million in 2004, 2003 and 2002, respectively, and represent 34%, 41% and 49%, respectively, of total revenues in those years. The increase in total operating expenses from 2003 to 2004 was primarily due to costs of $5.0 million associated with the recent acquisitions, increased personnel-related costs of $1.6 million and increased professional fees of $0.4 million related to our implementation of the Sarbanes-Oxley Act of 2002, offset by a decrease of $1.1 million in bad debt expense, which was due to the collection of a significant, aged receivable that had been fully reserved. The decrease in total operating expenses from 2002 to 2003 was primarily due to the absence of $1.7 million of in-process research and development (IPR&D) expense we took in 2002, as well as a decrease of $0.8 million of depreciation and $0.7 million of personnel-related costs.

Selling and Marketing
      Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $10.7 million, $8.4 million and $9.1 million in 2004, 2003 and 2002, respectively, representing 11%, 13% and 15%, respectively, of total revenues in those years. The increase in costs from 2003 to 2004 was due to the recent acquisitions which added $1.6 million in costs, and increased personnel costs of $0.6 million related to the hiring of senior level international sales personnel. Our costs decreased from 2002 to 2003 primarily due to reductions in support personnel costs and continued reductions in advertising and promotion expenses as a result of our increased focus on using the Internet to provide current and potential clients with information about our products and services, such as through our Software and Services ebriefings and webinars, rather than using traditional forms of advertising such as radio and print media, which are considerably more expensive.

Research and Development
      Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $14.0 million, $11.2 million and $11.8 million in 2004, 2003 and 2002, respectively, representing 15%, 17% and 19%, respectively, of total revenues in those years. The increase in costs from 2003 to 2004 was primarily attributable to the recent acquisitions, which added $2.7 million in costs, and increased personnel costs of $0.5 million, offset by reduced facilities costs of $0.2 million and reduced amortization expense of $0.2 million. The decrease in research and development expenses in 2003 was primarily due to lower compensation expense of $0.9 million as a result of staffing reductions and decreases in other operating expenses of $0.7 million. This was offset by expense increases of $1.0 million as a result of the DBC acquisition.

General and Administrative
      General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $8.0 million, $7.2 million and $7.7 million in 2004, 2003 and 2002, respectively, representing 8%, 11% and 12%, respectively, of total revenues in those years. The increase in costs from 2003 to 2004 was primarily attributable to our recent acquisitions, which added $0.7 million in costs, increased personnel costs of $0.6 million, additional costs of $0.4 million related to our implementation of the Sarbanes-Oxley Act of 2002 and an increase in other operating expenses of $0.2 million, offset by a decrease of $1.1 million in bad debt expense, which was due to the collection of a significant, aged receivable that had been fully reserved. General and administrative expenses decreased in 2003 primarily due to lower personnel-related costs of $0.7 million, offset by a small increase in other operating expenses.

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

Interest and Other Income, Net
      Interest income, net consists of interest income less interest expense. Interest income, net was $1.5 million, $0.9 million and $1.4 million in 2004, 2003 and 2002, respectively. The increase in interest income, net from 2003 to 2004 was primarily due to a higher average cash and investments balance, which more than doubled as a result of the public stock offering completed in June 2004. Interest income, net decreased in 2003 primarily due to lower market interest rates on investments. Included in other income, net in 2004 was $0.1 million related to a favorable legal settlement. Included in other income, net in 2003 were net gains of $0.3 million resulting from the sale of equity investments, offset by $0.2 million in expenses related to the settlement of outstanding tax-related issues. Included in other income, net in 2002 were net losses of $0.2 million related to the sale of investments.

Provision for Income Taxes
      We had effective tax rates of approximately 39%, 39% and 41% in 2004, 2003 and 2002, respectively. The higher tax rate in 2002 was primarily due to lower tax credits in the period and the impact of a settlement reached with the Internal Revenue Service in the third quarter of 2002 of a dispute arising out of our deductions related to the 1999 litigation settlement payment of $9.3 million. We reached a settlement with the IRS that allowed us to deduct $5.5 million of the original $6.8 million deduction. The impact of this settlement was a tax cost of $0.5 million, which was included in our 2002 income tax provision. We also received notice of proposed tax deficiencies for the years 1996 to 1999 relating to our research and experimentation credits. In 2003, we reached a tentative settlement with the IRS that allowed 50% of the research and experimentation credits associated with the 1996 to 1999 years, or $351,000, which was included in our tax provision as of December 31, 2003. We had $5.9 million of deferred tax assets at December 31, 2004. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at December 31, 2004.
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
      On March 4, 2005, we entered into a firm commitment letter with Fleet National Bank, a Bank of America Company, regarding a two-year, $75 million senior revolving credit facility intended (1) to finance a portion of our proposed acquisition of FMC; (2) to pay fees and expenses incurred in connection with the acquisition of FMC; and (3) to provide us with ongoing working capital and cash for other general corporate purposes. We currently anticipate financing the acquisition of FMC with approximately $60 million of borrowings under the credit facility and approximately $100 million from cash on hand. By the earlier of (1) June 30, 2005 or (2) 45 calendar days after the closing of the acquisition, the maximum amount of borrowings under the credit facility will be reduced to $50 million and all amounts outstanding in excess of $50 million must be repaid. Interest on any loan extended under the credit facility will bear interest, at our option, at either Fleet’s prime rate or the Eurodollar rate plus 100 basis points. We currently anticipate entering into the credit facility and closing the acquisition of FMC in April 2005.

Cash Flows
      Our cash, cash equivalents and marketable securities at December 31, 2004 were $130.8 million, which represents an increase of $78.5 million from $52.4 million at December 31, 2003. The increase in cash, cash equivalents and marketable securities was mainly due to our public stock offering in June 2004, as well as net income for the period and proceeds from stock option exercises, offset by cash paid for acquisitions and dividends. Equity investments valued at $5.1 million, which are subject to market risk due to their volatility, are included in marketable securities at December 31, 2004.
      Net cash provided by operating activities was $28.5 million in 2004, an increase of $4.8 million from $23.7 million in 2003. Net cash provided by operating activities during 2004 was primarily due to earnings of $19.0 million adjusted for non-cash items of $8.1 million, including a $2.7 million tax benefit related to stock option exercises, a decrease of $1.7 million in accounts receivable and an increase of $2.3 million in accounts payable and accrued expenses. These items were partially offset by a decrease of $3.3 million in deferred revenue. Our accounts receivable days sales outstanding at December 31, 2004 was 45 days, compared to 52 days as of September 30, 2004 and 43 days as of December 31, 2003. While our days sales outstanding increased during 2004 as a result of the transition of receivables related to our acquisition of OMR Systems, we have reduced the days sales outstanding each quarter and returned this metric to approximately the pre-acquisition level.
      Cash used in investing activities was $89.2 million in 2004. Cash used in investing activities was primarily due to net purchases of marketable securities of $64.3 million and the $23.5 million net cash paid for the acquisitions of OMR Systems, IAN and NeoVision.
      Cash provided by financing activities was $74.1 million in 2004. Cash provided by financing activities was primarily due to the $74.4 million in proceeds from our public stock offering. The exercise of stock options provided $2.2 million, offset by $2.9 million for the payment of our semi-annual cash dividends.
      As of December 31, 2004, we had $28.9 million in cash and $101.9 million of marketable securities. We believe that our current cash, cash equivalents and marketable securities balances and anticipated cash flow from operations will be sufficient to meet our working capital requirements for at least the next 12 months. During the first quarter of 2005, we used approximately $1.9 million for the payment of the semi-annual cash dividend of $0.08 per share.
      In February 2005, we entered into a definitive agreement to make an offer to acquire all of the outstanding common shares and Class C shares of FMC for C$17.70 in cash, or an aggregate amount of approximately US$160 million. The consummation of the transaction is subject to certain customary conditions, including the tender of a majority of the FMC shares. The transaction is expected to close during April 2005. We currently anticipate financing the acquisition with approximately $60 million of borrowings under the Fleet credit facility and approximately $100 million from cash on hand.

Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2004 that require us to make future cash payments (in thousands):

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$8,829	$3,518	$4,346	$767	$198
Purchase obligations(2)	6,002	1,817	1,526	1,107	1,552

(1)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2008 and we have the right to extend the lease for an additional term of five years. We sublease office space under noncancelable leases. We received rental income under these leases of $456,000, $500,000 and $512,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Purchase obligations include the minimum amounts committed under contracts for goods and services.
      On March 4, 2005, we entered into a firm commitment letter with Fleet regarding a two-year, $75 million senior revolving credit facility. Please see “Liquidity and Capital Resources” for a discussion of the commitment letter.
      On November 30, 2004, as part of our semi-annual cash dividend program, our board of directors declared a cash dividend of $0.08 per share of common stock, which was paid on March 3, 2005 to stockholders of record as of February 10, 2005. Although we expect to declare cash dividends in the future, various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, will affect our decision-making process.
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
Recent Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123® requires that the compensation cost relating to equity awards be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123® covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123® replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123® as of July 1, 2005.
      We are currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

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
We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on our management
      We have made and may in the future make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities, including our proposed acquisition of FMC. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities, write-off investments, infrastructure costs, impaired goodwill or other assets, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership.
      Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner. Successful integration in the rapidly changing financial services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from these acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:

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
If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties
      Our success and ability to compete depends in part upon our ability to protect our proprietary technology. We rely on a combination of trade secret, patent, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees and clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information, and third parties may assert ownership rights in our proprietary technology.
      Existing patent and copyright laws afford only limited protection. Others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that our proprietary technology does not include open-source software, free-ware, share-ware or other publicly available technology. There are many patents in the investment management field. As a result, we are subject to the risk that others will claim that the important technology we have developed, acquired or incorporated into our products will infringe the rights, including the patent rights, such persons may hold. Third parties also could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. Because we rely on confidentiality for protection, such an event could result in a material loss of intellectual property rights. We cannot be sure that we will develop proprietary products or technologies that are patentable, that any patent, if issued, would provide us with any competitive advantages or would not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. Expensive and time-consuming litigation may be necessary to protect our proprietary rights.
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
We expect our gross and operating margins may fluctuate over time, which could cause our financial results to differ from investor expectations or negatively affect our profitability
      We expect that our gross and operating margins may fluctuate from period to period as we continue to introduce new products, experience fluctuations in the relative proportions of revenues derived from our products and services, continue to hire and acquire additional personnel and increase other expenses to support our business. Historically, we derived our revenues principally from the licensing of our products. However, we are increasingly deriving our revenues from outsourcing and related services, which have lower profit margins. For the years ended December 31, 2004, 2003 and 2002, our outsourcing revenues represented 32%, 20% and 20%, respectively, of our total revenues. The gross margins for outsourcing services were 47%, 39% and 32% in 2004, 2003 and 2002, respectively. We expect that the portion of our revenues derived from outsourcing and related services will continue to increase, which, because of the lower margins associated with such revenues, could adversely affect our profitability.

Our failure to continue to derive substantial revenues from the licensing of, or outsourcing solutions related to, our CAMRA, TradeThru, AdvisorWare, SKYLINE and LMS software, and the provision of maintenance and professional services in support of such licensed software, could adversely affect our ability to sustain or grow our revenues and harm our business, financial condition and results of operations
      To date, substantially all of our revenues have been attributable to the licensing of, or outsourcing solutions related to, our CAMRA, TradeThru, AdvisorWare, SKYLINE and LMS software and the provision of maintenance and professional services in support of such licensed software. During the year ended December 31, 2004, we derived an aggregate of $59.8 million in revenues from CAMRA, TradeThru, AdvisorWare, SKYLINE and LMS, consisting of revenues from licenses, related maintenance and professional services, and outsourcing services. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.
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
Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations
      For the years ended December 31, 2004, 2003 and 2002, international revenues accounted for 22%, 17% and 16%, respectively, of our total revenues. We sell certain of our products, such as Altair and Mabel, primarily overseas. Our international business may be subject to a variety of risks, including:

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
Recently enacted and proposed regulatory changes may cause us to incur increased costs and divert the attention of our management from the operation of our business, and failure or circumvention of our controls and procedures could delay our ability to identify error or fraud and cause loss of investor and client confidence and serious harm to our business, financial condition, results of operations and cash flows
      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.
      Our internal controls and procedures may not be able to prevent other than inconsequential error or fraud in the future. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential error or fraud could seriously harm our business, results of operations and financial condition.
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
William C. Stone has the ability to exercise substantial influence over all matters requiring stockholder and board approval and could make decisions about our business that conflict with the interests of other stockholders
      William C. Stone, our chief executive officer and chairman of the board of directors, owns approximately 27% of our outstanding common stock. Mr. Stone has the ability to exert significant influence over our affairs, including the election of directors and decisions related to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.
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
      The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Fair Value of
	Investments as of
	December 31, 2004
	Maturing in:

Investments	2005	2006

Fixed Rate Investments	$11,933	$12,946
Average Interest	2.09%	2.70%
      We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through December 31, 2004, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.
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
      Information required by this item is contained in our consolidated financial statements, related footnotes and the report of PricewaterhouseCoopers LLP appearing in this annual report, which information is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2004 that our disclosure controls and procedures were effective such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
      There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. In conducting their assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.     Other Information
      On March 11, 2005, our compensation committee and board of directors approved a number of compensation arrangements with our executive officers and directors, as discussed below.
      Our compensation committee ratified and approved the following 2005 base salaries for our executive officers (Mr. Milne’s compensation is based on the pound-dollar exchange rate as of March 8, 2005), which include pay increases for Messrs. Pedonti and Whitman:

2005 Base Compensation (Annual Rate)

William C. Stone	Chairman of the Board and Chief Executive Officer	$500,000
Normand A. Boulanger	President and Chief Operating Officer	350,000
Patrick J. Pedonti	Senior Vice President and Chief Financial Officer	200,000
Stephen V.R. Whitman	Senior Vice President and General Counsel	190,000
Kevin Milne	Senior Vice President — International	383,178
      Under our senior officer short-term incentive program, our compensation committee has discretionary authority to award cash bonuses to individual executive officers. Our compensation committee believes the short-term incentive program provides significant incentive to our executive officers because it enables our compensation committee to reward outstanding individual achievement. The total amount of funds available for annual bonuses to executive officers and other employees in the incentive program is tied to our overall financial performance. On March 11, 2005, our compensation committee elected to award the following bonuses to our executive officers for services rendered during 2004:

Short-Term Incentive Compensation Awarded for Performance in 2004

William C. Stone	Chairman of the Board and Chief Executive Officer	$700,000
Normand A. Boulanger	President and Chief Operating Officer	250,000
Patrick J. Pedonti	Senior Vice President and Chief Financial Officer	100,000
Stephen V.R. Whitman	Senior Vice President and General Counsel	75,000
Kevin Milne	Senior Vice President — International	15% of base salary

Director Compensation Program
      On March 11, 2005, our compensation committee recommended, and our board of directors approved, a director compensation package in which each non-employee director will receive (i) an annual payment of $10,000 for service on the board, (ii) a payment of $1,000 for each board meeting attended and (iii) a payment of $500 for each committee meeting attended. In addition, the chairman of our audit committee will receive an annual payment of $5,000, and the chairman of each other board committee will receive an annual payment of $2,500. All of the directors are reimbursed for expenses incurred in connection with their attendance at board and committee meetings.
      Under our 1996 Director Stock Option Plan, each non-employee director is entitled to receive an option to purchase shares of common stock upon his or her initial election to the board and at each annual meeting of stockholders thereafter, provided that he or she continues to serve as a director immediately following such annual meeting. Such option is fully vested and has an exercise price equal to the closing price of our common stock on the Nasdaq Stock Market on the date of grant. On March 11, 2005, our board amended the director plan to reduce the initial and annual option grants from 7,500 to 5,000 shares (in each instance after giving effect to our three-for-two stock split in the form of a stock dividend, which was payable on March 5, 2004 to stockholders of record as of February 20, 2004).

PART III
      Certain information required by Part III is omitted from this annual report as we intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 26, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included in the proxy statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      Information required by this Item 10 is set forth in the proxy statement under the headings “Directors and Nominees for Director”, “Board Committees”, “Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is incorporated herein by reference. Biographical information for each of our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this annual report, which information is incorporated herein by reference.
      Our board of directors has adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees. The code was approved by the audit committee of our board of directors and by the full board of directors. We have posted a current copy of our code under “Corporate Governance” in the “Investor Information” section of our website at www.ssctech.com. To the extent permitted by applicable rules of the NASDAQ Stock Market, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11.	Executive Compensation
      Information required by this Item 11 is set forth in the proxy statement under the headings “Compensation of Executive Officers”, “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors”, which information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

SS&C Technologies, Inc.

By:	/s/ William C. Stone

William C. Stone
Chief Executive Officer
and Chairman of the Board of Directors
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Stone William C. Stone	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2005

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ David W. Clark Jr. David W. Clark, Jr.	Director	March 14, 2005

/s/ Joseph H. Fisher Joseph H. Fisher	Director	March 14, 2005

/s/ Jonathan M. Schofield Jonathan M. Schofield	Director	March 14, 2005

/s/ Patrick J. McDonnell Patrick J. McDonnell	Director	March 14, 2005

/s/ Albert L. Lord Albert L. Lord	Director	March 14, 2005

/s/ James L. Sullivan James L. Sullivan	Director	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SS&C Technologies, Inc. and Subsidiaries:
      We have completed an integrated audit of SS&C Technologies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 14, 2005

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,913	$15,261
Investments in marketable securities (Note 3)	101,922	37,120
Accounts receivable, net of allowance for doubtful accounts of $766 and $1,449, respectively (Note 4)	13,545	8,571
Prepaid expenses and other current assets	1,607	1,434
Deferred income taxes (Note 6)	—	620

Total current assets	145,987	63,006

Property and equipment:
Leasehold improvements	4,100	3,593
Equipment, furniture, and fixtures	18,016	15,805

	22,116	19,398
Less accumulated depreciation	(16,763)	(14,634)

Net property and equipment	5,353	4,764

Deferred income taxes (Note 6)	5,894	6,417
Goodwill	16,227	3,841
Intangible and other assets, net of accumulated amortization of $5,570 and $3,168, respectively	12,202	4,557

Total assets	$185,663	$82,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,073	$916
Income taxes payable	609	91
Accrued employee compensation and benefits	6,248	3,484
Other accrued expenses	3,549	2,039
Deferred income taxes	188	—
Dividend payable	1,850	—
Deferred maintenance and other revenue	16,052	14,467

Total current liabilities	29,569	20,997

Commitments and contingencies (Notes 7, 8, 9 and 12)
Stockholders’ equity (Notes 5 and 10):
Common stock, $0.01 par value, 50,000 shares authorized; 31,276 and 26,806 shares issued and 23,085 and 18,615 shares outstanding, respectively (including 6,205 shares issued on March 5, 2004 as a stock dividend to effect the stock split)	313	268
Additional paid-in capital	185,032	105,359
Accumulated other comprehensive income	1,140	588
Retained earnings	23,029	8,793

	209,514	115,008
Less: cost of common stock in treasury; 8,191 shares (Note 5)	53,420	53,420

Total stockholders’ equity	156,094	61,588

Total liabilities and stockholders’ equity	$185,663	$82,585

The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share data)
Revenues:
Software licenses	$17,250	$14,233	$15,631
Maintenance	36,433	31,318	27,850
Professional services	11,320	6,757	6,326
Outsourcing	30,885	13,223	12,627

Total revenues	95,888	65,531	62,434

Cost of revenues:
Software licenses	2,258	1,788	1,316
Maintenance	8,462	6,248	5,640
Professional services	6,606	4,387	5,412
Outsourcing	16,444	8,003	8,621

Total cost of revenues	33,770	20,426	20,989

Gross profit	62,118	45,105	41,445

Operating expenses:
Selling and marketing	10,734	8,393	9,078
Research and development	13,957	11,180	11,760
General and administrative	8,014	7,154	7,721
Write-off of purchased in-process research and development (Note 11)	—	—	1,744

Total operating expenses	32,705	26,727	30,303

Operating income	29,413	18,378	11,142

Interest income	1,528	912	1,431
Other income (expense), net	99	47	(273)

Income before income taxes	31,040	19,337	12,300
Provision for income taxes (Note 6)	12,030	7,541	4,995

Net income	$19,010	$11,796	$7,305

Basic earnings per share	$0.90	$0.63	$0.38

Basic weighted average number of common shares outstanding	21,185	18,617	19,473

Diluted earnings per share	$0.84	$0.59	$0.36

Diluted weighted average number of common and common equivalent shares outstanding	22,499	19,832	20,531

The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flow from operating activities:
Net income	$19,010	$11,796	$7,305

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,593	3,563	3,939
Net realized losses (gains) on equity investments	26	(259)	208
Loss (gain) on sale or disposition of property and equipment	(7)	25	2
Deferred income taxes	1,134	620	1,222
Income tax benefit related to exercise of stock options	2,720	3,280	1,073
Purchased in-process research and development	—	—	1,744
Provision for doubtful accounts	(378)	689	452
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,664	1,784	(1,238)
Prepaid expenses and other assets	271	(346)	286
Accounts payable	(340)	65	(202)
Accrued expenses	2,596	(13)	488
Income taxes payable	521	(581)	(52)
Deferred maintenance and other revenues	(3,286)	3,088	268

Total adjustments	9,514	11,915	8,190

Net cash provided by operating activities	28,524	23,711	15,495

Cash flow from investing activities:
Additions to property and equipment	(1,345)	(1,100)	(554)
Proceeds from sale of property and equipment	7	—	7
Cash paid for business acquisitions, net of cash acquired (Note 11)	(23,541)	(1,817)	(8,332)
Purchases of marketable securities	(165,556)	(28,579)	(17,965)
Sales of marketable securities	101,215	16,175	24,106

Net cash used in investing activities	(89,220)	(15,321)	(2,738)

Cash flow from financing activities:
Repayment of debt and acquired debt	—	—	(146)
Issuance of common stock	74,795	290	252
Exercise of options	2,203	6,563	4,323
Purchase of common stock for treasury	—	(17,698)	(27,719)
Common stock dividends	(2,924)	(1,236)	—

Net cash provided by (used in) financing activities	74,074	(12,081)	(23,290)

Effect of exchange rate changes on cash	274	616	444

Net increase (decrease) in cash and cash equivalents	13,652	(3,075)	(10,089)
Cash and cash equivalents, beginning of year	15,261	18,336	28,425

Cash and cash equivalents, end of year	$28,913	$15,261	$18,336

Supplemental disclosure of cash flow information
Cash paid for
Interest expense	$9	$1	$2
Income taxes	$7,713	$4,245	$2,560
Supplemental disclosure of non-cash investing activities
See Note 11 for a discussion of acquisitions.
Supplemental disclosure of non-cash financing activities
Dividends declared but not paid	$1,850	—	—
The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2003 and 2004

	Common Stock				Accumulated
					Other
	Number		Additional	Accumulated	Comprehensive		Total
	of Issued		Paid-in	Earnings	Income	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Stock	Equity

	(In thousands)
Balance, at December 31, 2001	24,534	$245	$89,592	$(9,072)	$186	$(8,003)	$72,948
Exercise of options	890	9	4,314	—	—	—	4,323
Issuance of common stock	67	1	251	—	—	—	252
Issuance of warrants	—	—	9	—	—	—	9
Purchase of common stock	—	—	—	—	—	(27,719)	(27,719)
Income tax benefit related to exercise of stock options	—	—	1,073	—	—	—	1,073
Net income	—	—	—	7,305	—	—	7,305
Foreign exchange translation adjustment	—	—	—	—	424	—	424
Change in unrealized loss on investments	—	—	—	—	(1,345)	—	(1,345)

Balance, at December 31, 2002	25,491	255	95,239	(1,767)	(735)	(35,722)	57,270
Exercise of options	1,262	13	6,550	—	—	—	6,563
Issuance of common stock	53	—	290	—	—	—	290
Purchase of common stock	—	—	—	—	—	(17,698)	(17,698)
Cash dividends declared — $0.067 per share (see Note 5)	—	—	—	(1,236)	—	—	(1,236)
Income tax benefit related to exercise of stock options	—	—	3,280	—	—	—	3,280
Net income	—	—	—	11,796	—	—	11,796
Foreign exchange translation adjustment	—	—	—	—	496	—	496
Change in unrealized gain on investments, net of tax	—	—	—	—	827	—	827

Balance, at December 31, 2003	26,806	268	$105,359	$8,793	$588	$(53,420)	$61,588
Exercise of options	391	4	2,199	—	—	—	2,203
Issuance of common stock	4,079	41	74,754	—	—	—	74,795
Cash dividends declared — $0.22 per share (see Note 5)	—	—	—	(4,774)	—	—	(4,774)
Income tax benefit related to exercise of stock options	—	—	2,720	—	—	—	2,720
Net income	—	—	—	19,010	—	—	19,010
Foreign exchange translation adjustment	—	—	—	—	263	—	263
Change in unrealized gain on investments, net of tax	—	—	—	—	289	—	289

Balance, at December 31, 2004	31,276	$313	$185,032	$23,029	$1,140	$(53,420)	$156,094

The accompanying notes are an integral part of these financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      SS&C Technologies, Inc. (“SS&C” or the “Company”) was organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. The Company provides software, business process outsourcing (BPO) services and application service provider (ASP) solutions to the financial services industry, primarily in the United States of America. The Company also has operations in the U.K., France, the Netherlands, Malaysia, the Netherlands Antilles, Japan and Singapore. The Company delivers a broad range of highly specialized software products and services that provide mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. The Company provides its products and related services in seven vertical markets in the financial services industry:
      1. Insurance entities and pension funds;
      2. Institutional asset management;
      3. Hedge funds and family offices;
      4. Financial institutions, such as retail banks and credit unions;
      5. Commercial lending;
      6. Real estate property management; and
      7. Municipal finance.

2.	Summary of Significant Accounting Policies

Use of Estimates
      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectibility of accounts receivable, costs to complete certain contracts, valuation of acquired assets and liabilities, income tax accruals and the value of deferred tax assets. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Revenue Recognition
      The Company follows the principles of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence. Under SOP 97-2, the Company recognizes software license revenue allocated to software products,

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specified upgrades and enhancements generally upon delivery of each of the related products, upgrades or enhancements, assuming all other revenue recognition criteria are met.
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

License Revenue
      The Company generally recognizes revenue from sales of software or products including proprietary software upon product shipment and receipt of a signed contract, provided that collection is probable and all other revenue recognition criteria of SOP 97-2 are met. The Company sells software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from stated renewal rates. The contract value is then attributed to professional services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and, accordingly, installation services are not considered essential to the functionality of the software. The remainder of the total contract value is then attributed to the software license based on the residual method described in SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.
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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Services
      The Company provides consulting and training services to its clients. Revenue for such services is generally recognized over the period during which the services are performed. The Company typically charges for professional services on a time and materials basis. However, some contracts are for a fixed fee. For the fixed-fee arrangements, an estimate is made of the total hours expected to be incurred to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Revenue is recognized each period based on the hours incurred to date compared to the total hours expected to complete the project.

Outsourcing Services
      The Company’s outsourcing arrangements make its software application available to its clients for processing of transactions. The outsourcing arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software. Under the arrangements, the Company agrees to provide access to its applications, remote use of its equipment to process transactions, access to client’s data stored on its equipment, and connectivity between its environment and the client’s computing systems. Outsourcing arrangements generally have terms of three or five years and contain monthly or quarterly fixed payments, with additional billing for increases in market value of a client’s assets, pricing and trading activity under certain contracts.
      The Company recognizes outsourcing revenues in accordance with SAB 104 “Revenue Recognition”, on a monthly basis as the outsourcing services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. The Company does not recognize any revenue before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenue related to these additional fees is recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

Research and Development
      Research and development costs associated with computer software are charged to expense as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $94,000 and $151,000 are included in the December 31, 2004 and 2003 balance sheets, respectively, under “Intangible and other assets”.
      The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs for 2004, 2003 and 2002 was $57,000, $250,000 and $294,000, respectively.

Stock Compensation
      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant and the grants are for a fixed number of shares, no compensation expense is recorded.
      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of accounting for stock-based employee compensation. We have adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require us to change to the fair value method of accounting for stock-based compensation.
      The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, amended by SFAS No. 148. Accordingly, under APB 25 no compensation cost has been recognized for the stock option plans and employee stock purchase plan. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below for the years ending December 31 (in thousands except per share amounts):

	2004	2003	2002

Net income, as reported	$19,010	$11,796	$7,305
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,293)	(1,229)	(2,490)

Net income, pro forma	$17,717	$10,567	$4,815

Basic earnings per share, as reported	$0.90	$0.63	$0.38
Basic earnings per share, pro forma	0.84	0.57	0.25
Diluted earnings per share, as reported	0.84	0.59	0.36
Diluted earnings per share, pro forma	0.79	0.53	0.24
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0.8%, 0% and 0%; expected lives of five years; expected volatility of 59%, 57% and 59%; and risk-free interest rate of 3.4%, 2.9% and 3.9%. The weighted-average fair value of options granted using this option-pricing model in 2004, 2003 and 2002 was $9.26, $4.04 and $2.78, respectively.
      The fair value of each estimated stock grant under the employee stock purchase plan is based on the price of the stock at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0.5%, 0% and 0%; expected volatility of 68%, 50% and 59%; risk-free interest rate of 1.05%, 1.43% and 2.27% and expected lives of 6 months.

Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, an asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that are recognized in its financial statements and tax returns in different years. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In accordance with EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company reviewed its marketable securities portfolio for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments at December 31, 2004 were not material.

Property and Equipment
      Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life

Equipment	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life
      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $2,192,000, $2,119,000 and $2,906,000, respectively.
      Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Goodwill and Intangible Assets
      On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2004 or 2003.
      Completed technology and other identifiable intangible assets are amortized over four to five years based on the greater of the amount computed using the ratio that current gross revenues of the product bear to the total of current and anticipated future gross revenues of the product or the straight-line method. Amortization expense associated with completed technology and other amortizable intangible assets was $2,344,000, $1,193,000 and $739,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense, related to intangible assets, for each of the next five years ending December 31 is expected to approximate (in thousands):

2005	$2,661
2006	2,205
2007	1,962
2008	1,473
2009	1,108

$9,409

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

Concentration of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2004 and 2003, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the weighted average common shares used in the computation of basic and diluted earnings per share (in thousands):

	2004	2003	2002

Weighted average common shares outstanding	21,185	18,617	19,473
Weighted average common stock equivalents — options	1,314	1,215	1,058

Weighted average common and common equivalent shares outstanding	22,499	19,832	20,531

      Options to purchase 117,174, 0 and 1,109,949 shares were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect of including the options would be antidilutive.

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
      The following table sets forth the components of comprehensive income (in thousands):

	2004	2003	2002

Net income	$19,010	$11,796	$7,305
Foreign currency translation gains	263	496	424
Unrealized gains (losses) on marketable securities	289	827	(1,345)

Total comprehensive income	$19,562	$13,119	$6,384

      At December 31, 2004, the Company had a balance of $486,000 in foreign currency translation gains and a balance of $654,000 (net of taxes of $447,000) in unrealized gains on investments.

Reclassification
      Certain amounts in prior year consolidated financial statements have been reclassified to be comparable with current year presentation. These reclassifications have had no effect on net income, working capital or net equity.

Recent Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123® requires that the compensation cost relating to equity awards be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123® covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123® replaces SFAS No. 123 and supersedes APB 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123® as of July 1, 2005.
      The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

3.	Marketable Securities
      At December 31, 2004 and 2003, the cost basis, fair value, and unrealized gains and losses by major security type, were as follows (in thousands):

		Gross
		Unrealized
December 31, 2004:	Cost	Gains/(Losses)	Fair Value

State, municipal and county government bonds	$73,327	$(22)	$73,305
US government securities	6,517	(8)	6,509
Corporate bonds	17,015	(2)	17,013
Equities	3,965	1,130	5,095

Total	$100,824	$1,098	$101,922

		Gross
		Unrealized	Fair
December 31, 2003:	Cost	Gains	Value

State, municipal and county government bonds	$8,777	$2	$8,779
US government securities	3,531	6	3,537
Corporate bonds	17,722	42	17,764
Equities	6,479	561	7,040

Total	$36,509	$611	$37,120

      The following table summarizes the maturities of marketable securities at December 31 (in thousands):

	2004	2003

Less than one year	$86,824	$25,506
Due in 1-2 years	15,098	11,104
Due in 3-5 years	—	510

Total	$101,922	$37,120

4.	Accounts Receivable
      Accounts receivable are as follows (in thousands):

	December 31,

	2004	2003

Accounts receivable, net of allowance for doubtful accounts of $631 and $1,404, respectively	$9,715	$6,426
Unbilled accounts receivable, net of allowance for doubtful accounts of $135 and $45, respectively	3,830	2,145

Total accounts receivable	$13,545	$8,571

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002 (in thousands):

		Additions

	Balance at	Charge (Benefit)	Charge to		Balance at
	Beginning of	to Costs and	Other	Deductions,	End of
Description	Period	Expenses	Accounts	Net	Period

Allowance for Doubtful Accounts:
Years Ended December 31
2004	$1,449	$(378)	$—	$305	$766
2003	1,353	689	—	593	1,449
2002	1,000	452	—	99	1,353
      Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

5.	Stockholders’ Equity
      At December 31, 2004, 50,000,000 shares of common stock were authorized and 23,085,522 shares were outstanding and 1,000,000 shares of preferred stock were authorized, none of which were issued or outstanding. At December 31, 2003, 50,000,000 shares of common stock were authorized and 18,614,765 shares were outstanding and 1,000,000 shares of preferred stock were authorized, none of which were issued or outstanding.
      On October 18, 2004, the Company’s Board of Directors authorized the continued repurchase of shares of the Company’s common stock up to an additional expenditure of $50 million through October 17, 2005. The Company did not repurchase any shares during the year ended December 31, 2004. Under the repurchase programs, the Company purchased a total of 1.7 million shares for approximately $17.7 million during the year ended December 31, 2003. As of December 31, 2004, the Company had repurchased a total of 8.2 million shares of common stock for approximately $53.4 million. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.
      The following table summarizes information about quarterly share repurchases (shares in thousands):

		Fiscal 2004			Fiscal 2003
		Price Range			Price Range

Quarter	Shares	High	Low	Shares	High	Low

First	—	—	—	259	$8.03	$6.63
Second	—	—	—	854	10.03	7.16
Third	—	—	—	384	13.73	10.95
Fourth	—	—	—	199	19.39	14.89

Total	—	—	—	1,696	19.39	6.63

      In June 2004, the Company completed an underwritten public offering of 4.05 million shares of the Company’s common stock. The Company received net proceeds of approximately $74.4 million from the offering.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 5, 2004, the Company’s Board of Directors approved a three-for-two stock split, which was effected in the form of a stock dividend. All share and per share amounts for all periods presented have been restated to reflect the stock split.
      On February 5, 2004, as part of the Company’s semi-annual cash dividend program, its board of directors declared a $0.07 cash dividend per share of common stock, which was paid in March 2004. On August 4, 2004, the board of directors declared a $0.07 cash dividend per share of common stock, which was paid in September 2004. On November 30, 2004, the board of directors declared an $0.08 cash dividend per share of common stock, payable on or about March 3, 2005 to stockholders of record as of February 10, 2005.

6.	Income Taxes
      The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

U.S.	$30,634	$18,547	$11,455
Foreign	406	790	845

Income before taxes	$31,040	$19,337	$12,300

      The income tax provision consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$8,802	$5,524	$2,748
Foreign	227	182	375
State	2,020	1,110	493
Deferred:
Federal	497	442	1,025
State	484	283	354

Total	$12,030	$7,541	$4,995

      The effective tax rates were 38.8%, 39.0% and 40.6% for the years ended December 31, 2004, 2003 and 2002, respectively. The reconciliation between the effective tax rates and the expected tax expense is

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
computed by applying the U.S. federal corporate income tax rate of 35% in 2004 and 34% in 2003 and 2002 to income before income taxes as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Computed “expected” tax expense	$10,864	$6,575	$4,182
Increase (decrease) in income taxes resulting from:
State income taxes (net of federal income tax benefit)	1,627	920	558
Tax-exempt interest income	(267)	(34)	—
Foreign operations	61	(94)	(145)
Rate change impact on deferred tax assets	(126)	—	—
Litigation settlement	—	—	515
Other	(129)	174	(115)

Provision for income taxes	$12,030	$7,541	$4,995

      The Company has recorded valuation allowances of $1,959,000 and $273,000 at December 31, 2004 and 2003 related to net operating loss carryforwards in certain foreign jurisdictions and tax credits. No portion of these valuation allowances relates to current deferred tax assets for the years ended December 31, 2004 and 2003.
      The components of deferred income taxes at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,

	2004		2003

	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Purchased in-process research and development	$2,891	$—	$3,304	$—
Net operating loss carryforwards	239	—	273	—
Acquired technology	2,914	—	2,745	—
Accounts receivable	299	—	562	—
Tax credit carryforwards	1,890	—	502	—
Accrued expenses	—	26	202	—
Unrealized gain on marketable securities	—	447	—	246
Fixed assets	—	82	—	103
Prepaid expenses	—	161	—	—
Capitalized software	—	36	—	57
Other	184	—	128	—

Total	8,417	752	7,716	406
Valuation allowance	(1,959)	—	(273)	—

Total	$6,458	$752	$7,443	$406

      At December 31, 2004, the Company has arranged for the repatriation of certain undistributed earnings of its foreign subsidiaries. The Company anticipates that sufficient foreign tax credits will be available to offset any U.S. tax liability associated with the remitted amounts. The amount of undistributed earnings which have been, or intend to be, permanently reinvested amounted to approximately $546,000.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company had foreign net operating loss carryforwards other than Japan of $338,000, which are available to offset foreign income on an indefinite carryforward basis. Japan’s net operating loss carryforward of $359,000 begins to expire in 2006.
      At December 31, 2004, the Company had federal tax credit carryforwards of $508,000 that begin to expire in 2007 and state credit carryforwards of $1,425,000 that begin to expire in 2009.
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
      The Company also received notice of proposed tax deficiencies for the years 1996 to 1999 relating to its research and experimentation credits. In 2003, the Company reached a tentative settlement with the IRS that allowed 50% of the research and experimentation credits associated with the 1996 to 1999 years, or $351,000, which was included in the Company’s income tax provision as of December 1, 2003.

7.	Leases
      The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $3,155,000, $3,137,000 and $2,709,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2008 and the Company has the right to extend the lease for an additional term of five years. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2004, are as follows (in thousands):

Year Ending December 31,
2005	$3,518
2006	2,572
2007	1,774
2008	500
2009 and thereafter	465

$8,829

      The Company subleases office space under noncancelable leases. The Company received rental income under these leases of $456,000, $500,000 and $512,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease receipts under these leases as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$328
2006	115

$443

8.     License and Royalty Agreements
      The Company has non-exclusive rights to integrate certain third-party software into certain of the Company’s products. Under the terms of an agreement, the licensor of the software is paid royalties based

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on a percentage of the related license fee revenues collected by the Company. Under another agreement, the Company is obligated to pay at least $25,000 per quarter. The total royalty expense under these agreements for the years ended December 31, 2004, 2003 and 2002 was $448,000, $490,000 and $458,000, respectively.
      In connection with the Savid acquisition, the Company was obligated to pay 10% of license fees with respect to sales and/or licensing of the Savid system during the period commencing on April 15, 1998 and ending on April 14, 2003. Royalty expense for the years ended December 31, 2003 and 2002 was $13,000 and $47,000, respectively.
      In connection with the Quantra acquisition in 1998, the Company is party to three royalty agreements as a result of utilities that interface with the Company’s SKYLINE product. The royalties are paid based on either annual guaranteed total unit sales of the product at a rate of $15 per user, or as a percentage of the utility list price, which is typically 33.33%. Royalty expense under these agreements for the years ended December 31, 2004, 2003 and 2002 was $27,000, $21,000 and $39,000, respectively.

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
      During the years ended December 31, 2004, 2003 and 2002, the Company incurred $710,000, $500,000 and $426,000, respectively, of matching contribution expenses related to these plans.

10.	Stock Option and Purchase Plans
      During 1994, the Board of Directors approved a plan (“1994 Plan”), effective January 1, 1995, for which 1,500,000 shares of common stock were reserved. The 1994 Plan was amended in October 1995 and April 1996 to reserve additional shares of common stock for issuance under the 1994 Plan, bringing the total shares of common stock reserved for issuance to 4,500,000. Options under the 1994 Plan generally vest ratably over four years and expire ten years after the date of grant. The Board of Directors, as of April 30, 1998, decided that no further options would be granted under the 1994 plan. Under the 1994 Plan, there were options to purchase 111,401, 140,550 and 1,415,550 shares of common stock outstanding as of December 31, 2004, 2003 and 2002, respectively, of which options to purchase 111,401, 140,550 and 961,437 shares of common stock were exercisable as of December 31, 2004, 2003 and 2002, respectively.
      The Company’s 1996 Director Stock Option Plan (“1996 Plan”) provides for non-employee directors to receive options to purchase common stock of the Company at an exercise price equal to the fair market value of the common stock at the date of grant. Each option granted under the 1996 Plan is fully vested immediately upon the option grant date and expires ten years from the grant date. On May 23, 2000, the 1996 Plan was amended to increase the number of shares of common stock reserved for issuance to 450,000. The 1996 Plan was further amended on May 20, 2004 to increase the number of shares of common stock reserved for issuance to 675,000. At December 31, 2004, 2003 and 2002, there were 262,500, 82,500 and 127,500 shares, respectively, available for director option grants. There were options to purchase 360,000, 345,000 and 300,000 shares of common stock outstanding as of December 31, 2004, 2003 and 2002, respectively. All options outstanding were exercisable as of December 31, 2004, 2003 and 2002, respectively.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), for which 2,250,000 shares of common stock were reserved for issuance. The number of reserved shares was increased by 750,000 in both May 2000 and 2001. In May 2003, the number of reserved shares was further increased by 1,500,000 for a total of 5,250,000 shares. Generally, options under the 1998 Plan vest ratably over four years and expire ten years subsequent to the grant. Shares available for option grants under the 1998 Plan were 2,784,048, 2,839,938 and 657,210 at December 31, 2004, 2003 and 2002, respectively. There were options to purchase 1,504,913, 1,702,923 and 2,066,193 shares of common stock outstanding at December 31, 2004, 2003 and 2002, respectively, of which options to purchase 905,694, 678,573, and 920,616 shares were exercisable.
      In 1999, the Board of Directors approved the Company’s 1999 Non-Officer Employee Stock Incentive Plan (“1999 Plan”) and reserved 1,875,000 shares of common stock for issuance under the 1999 Plan. All of the Company’s employees, consultants, and advisors other than the Company’s executive officers and directors are eligible to participate in the 1999 Plan. Only non-statutory stock options, restricted stock awards, and other stock-based awards may be granted under the 1999 Plan. Generally, options under the 1999 Plan vest ratably over four years and expire ten years after the date of grant. Shares available for option grants under the 1999 Plan were 700,985, 799,659 and 805,089 at December 31, 2004, 2003 and 2002, respectively. There were options to purchase 403,148, 382,493 and 612,855 shares of common stock outstanding at December 31, 2004, 2003 and 2002, respectively, of which options to purchase 291,767, 325,806 and 383,412 shares were exercisable.
      The following table summarizes stock option transactions for the years ended December 31, 2002, 2003 and 2004.

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	4,973,482	$5.93
Granted	651,000	6.43
Cancelled	(340,441)	6.23
Exercised	(889,443)	4.87

Outstanding at December 31, 2002	4,394,598	6.19
Granted	637,500	8.04
Cancelled	(1,199,298)	8.78
Exercised	(1,261,834)	5.20

Outstanding at December 31, 2003	2,570,966	5.92
Granted	284,798	22.81
Cancelled	(85,291)	17.68
Exercised	(391,011)	5.64

Outstanding at December 31, 2004	2,379,462	$7.56

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding at	Remaining Contractual	Weighted Average	Exercisable at	Weighted Average
Exercise Price	12/31/04	Life (years)	Exercise Price	12/31/04	Exercise Price

$ 2.63 – $ 3.83	1,012,121	5.4	$3.44	953,337	$3.44
4.00 – 6.00	169,795	6.3	5.18	95,599	4.98
6.52 – 8.64	764,202	7.9	7.74	380,226	7.82
10.00 – 11.08	121,500	5.7	10.34	121,500	10.34
15.17 – 21.69	239,700	7.6	18.47	118,200	17.89
23.09 – 31.85	72,144	9.1	28.20	—	—

	2,379,462	6.6	7.56	1,668,862	6.05

      The exercise price for each of the above grants was determined by the Board of Directors to be equal to the fair market value of the Company’s common stock on the date of grant.
      The Company’s 1996 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of common stock pursuant to payroll deductions at a price equal to 85% of the fair market value of the Company’s common stock on either the first or last day of the purchase period, whichever is lower. The Company has adopted semi-annual purchase periods of October through March and April through September. As of December 31, 2004, employees had deposited with the Company, through payroll deductions, approximately $194,000 to purchase shares through the ESPP at March 31, 2005. In May 2003, the ESPP was further amended to increase the reserved shares from 900,000 to 1,200,000.
      At December 31, 2004, 2003 and 2002, an aggregate of 6,494,000, 6,691,000, and 6,135,000 shares of common stock, respectively, were reserved for issuance under the Company’s stock option plans and employee stock purchase plan.

11.	Acquisitions
      On April 12, 2004, the Company acquired all of the outstanding shares of OMR Systems Corporation and OMR Systems International Limited (together “OMR”) for $19.7 million, plus the costs of effecting the transaction. OMR provides treasury processing software and outsourcing solutions to banks in Europe and the United States and offers comprehensive hedge fund administration.
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
      On December 12, 2003, the Company acquired substantially all of the assets of Amicorp Group’s fund services business for $1.8 million in cash. The fund services business, incorporated as SS&C Fund Services N.V., is headquartered in Curacao, the Netherlands Antilles. SS&C Fund Services serves the fund community with both on and offshore services, including transfer agency, net asset valuation, account control and reconciliation, set up of investment funds, maintenance of corporate vehicles and client service management.
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
      The following summarizes the allocation of the purchase price for the OMR, NeoVision, IAN, Amicorp Group’s fund services business, Real-Time and DBC acquisitions (in thousands):

				Fund
	OMR	NeoVision	IAN	Services	Real-Time	DBC
	(2004)	(2004)	(2004)	(2003)	(2002)	(2002)

Assets acquired, net of cash received	$8,134	$9	$232	$41	$664	$819
Acquired client contracts, customer relationships and tradenames	3,800	—	—	366	—	—
Completed technology	4,400	430	1,100	—	1,743	2,912
In-process research & development	—	—	—	—	1,744	—
Goodwill	9,249	1,259	1,892	1,410	—	2,368
Liabilities assumed	(6,618)	(91)	(255)	—	(221)	(1,534)

Consideration paid	$18,965	$1,607	$2,969	$1,817	$3,930	$4,565

      The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the acquisitions of OMR, NeoVision, IAN, Real-Time and DBC occurred on January 1, 2002. The unaudited pro forma combined results of operations for the year ended December 31, 2002 excludes the $1.7 million write-off of purchased IPR&D related to Real-Time. This unaudited pro forma information (in thousands, except per share amounts) should not be relied upon as necessarily being

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2004	2003	2002

Revenues	$101,755	$92,415	$101,139
Net income	18,839	10,022	11,324
Basic earnings per share	0.89	0.54	0.58
Diluted earnings per share	0.84	0.51	0.55
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

13.	Subsequent Events
      From January 1, 2005 through February 28, 2005, under its repurchase program, the Company repurchased 259,050 shares of its common stock for approximately $5.6 million.
      On February 11, 2005, the Company acquired substantially all the assets of Achievement Technologies, Inc. (“Achievement”) for $470,000 and the assumption of certain liabilities. Achievement provides a software solution for facilities maintenance and management to real estate property managers. The net assets and results of operations of Achievement will be included in the Company’s consolidated financial statements as of February 1, 2005.
      On February 25, 2005, the Company entered into a definitive agreement to make an offer to acquire all of the outstanding common shares and Class C shares of Financial Models Company Inc. (FMC) of Mississauga, Ontario, Canada for C$17.70 per share in cash, or an aggregate amount of approximately US$160 million. The consummation of the transaction is subject to certain customary conditions, including the tender of a majority of the FMC shares. The transaction is expected to close during April 2005.
      On February 28, 2005, the Company purchased all of the membership interests in EisnerFast LLC (“EisnerFast”), for $25.3 million. Eisnerfast provides fund accounting and administration services to on- and off-shore hedge and private equity funds, funds of funds, and investment advisors. The net assets and results of operations of Eisnerfast will be included in the Company’s consolidated financial statements as of March 1, 2005.
      On March 4, 2005, the Company entered into a firm commitment letter with Fleet National Bank, a Bank of America Company, regarding a two-year, $75 million senior revolving credit facility intended (1) to finance a portion of the Company’s proposed acquisition of FMC; (2) to pay fees and expenses incurred in connection with the FMC acquisition; and (3) to provide ongoing working capital and cash for other general corporate purposes of the Company. The Company currently anticipates financing the FMC acquisition with approximately $60 million of borrowings under the credit facility and approximately $100 million from cash on hand. By the earlier of (1) June 30, 2005 or (2) 45 calendar days after the closing of the FMC acquisition, the maximum amount of borrowings under the credit facility will be reduced to $50 million and all amounts outstanding in excess of $50 million must be repaid. Interest on any loan extended under the credit facility will bear interest, at the option of the Company, at either Fleet’s prime rate or the Eurodollar rate plus 100 basis points.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	International Sales and Geographic Information
      The Company operates in one segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. There were no sales to any individual clients during the years in the three-year period ended December 31, 2004 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.
      The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Americas excluding the United States, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
      The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $2.0 million, $1.7 million and $1.9 million in the years ended December 31, 2004, 2003 and 2002, respectively.
      Revenues by geography for the years ended December 31, were (in thousands):

	2004	2003	2002

United States	$74,724	$54,379	$52,436
Americas excluding United States	3,688	4,050	3,165
Europe	14,965	4,796	4,546
Asia Pacific and Japan	2,511	2,306	2,287

	$95,888	$65,531	$62,434

      Long-lived assets as of December 31, were (in thousands):

	2004	2003	2002

United States	$31,588	$10,869	$13,221
Americas excluding United States	1,757	1,813	—
Europe	323	352	440
Asia Pacific and Japan	114	128	148

	$33,782	$13,162	$13,809

15.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2004
Revenue	$19,189	$24,484	$25,163	$27,052
Gross profit	13,075	15,418	16,008	17,617
Operating income	6,030	7,170	7,514	8,699
Net income	3,770	4,413	4,843	5,984
Basic earnings per share	$0.20	$0.22	$0.21	$0.26
Diluted earnings per share	0.19	0.21	0.20	0.25
2003 Revenue	$15,738	$15,906	$16,008	$17,879
Gross profit	10,595	10,816	11,094	12,600
Operating income	3,565	4,173	4,609	6,031
Net income	2,329	2,734	3,041	3,692
Basic earnings per share	$0.12	$0.15	$0.16	$0.20
Diluted earnings per share	0.12	0.14	0.15	0.19

Exhibit Index

Exhibit
No.		Description

2	.1†	Asset Purchase Agreement, dated November 15, 2001, by and between the Registrant and Netzee, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 15, 2001 (File No. 000-28430)

2	.2†	Stock Purchase Agreement, dated as of March 15, 2004, by and between the Registrant and ADP Financial Information Services, Inc. is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-113178)

2	.3†	Acquisition Agreement, dated February 25, 2005, by and between the Registrant and Financial Models Company Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 2, 2005 (File No. 000-28430)

2	.4†	Purchase Agreement, dated February 28, 2005, by and among the Registrant, EisnerFast LLC and EHS, LLC is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2005 (File No. 000-28430)

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as amended is, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 000-28430)

3.2		Second Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (File No. 000-28430)

4.1		Specimen Certificate for shares of Common Stock, $.01 par value per share, of the Registrant is incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-3094) (the ‘Form S-1”)

4.2		Warrant, dated March 29, 2002, made by the registrant in favor of Conseco, Inc. is incorporated herein by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-28430)

10	.1*	1994 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28430)

10	.2*	1996 Director Stock Option Plan, as amended, including form of stock option agreement

10	.3*	1998 Stock Incentive Plan, as amended, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 000-28430)(the “Q2 2004 10-Q”)

10	.4*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.3 to the Q2 2004 10-Q

10	.5*	Employment Agreement, dated March 28, 1996, between the Registrant and William C. Stone is incorporated herein by reference to Exhibit 10.5 to the Form S-1

10.6		Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)

10.7		Stock and Note Purchase Agreement, dated September 25, 1990, as amended on September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.10 to the Form S-1

10.8		Series B Preferred Stock Purchase Agreement, dated September 20, 1994, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.11 to the Form S-1

10.9		Series C Preferred Stock Purchase Agreement, dated March 31, 1995, among the Registrant and certain stockholders of the Registrant is incorporated herein by reference to Exhibit 10.12 to the Form S-1

10	.10*	Description of Registrant Executive Officer and Director Compensation Arrangements

Exhibit
No.	Description

10.11	Commitment Letter, dated as of March 4, 2005, between the Registrant and Fleet National Bank, a Bank of America Company, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2005 (File No. 000-28430)

10.12	Second Amendment to Lease, dated as of April 1999, between the Registrant and New Boston Lamberton Limited Partnership

10.13	Third Amendment to Lease, effective as of July 1, 1999, between the Registrant and New Boston Lamberton Limited Partnership

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.