Form 10-Q
period 2005-03-31
SS&C TECHNOLOGIES INC
filed 2005-05-10
CIK 1011661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
(Registrant’s telephone number, including area code)
860-298-4500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
      Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of the issuer’s classes of common stock as of May 4, 2005

Class	Number of Shares Outstanding

Common stock, par value $0.01 per share	22,999,321

SS&C TECHNOLOGIES, INC.
      This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Operating Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,965	$28,913
Investments in marketable securities	85,284	101,922
Accounts receivable, net of allowance for doubtful accounts of $869 and $766, respectively	15,764	13,545
Prepaid expenses and other current assets	1,966	1,607

Total current assets	125,979	145,987

Property and equipment
Leasehold improvements	4,113	4,100
Equipment, furniture, and fixtures	18,369	18,016

	22,482	22,116
Less accumulated depreciation	(17,345)	(16,763)

Net property and equipment	5,137	5,353

Deferred income taxes	5,866	5,894
Goodwill	33,671	16,227
Intangible and other assets, net of accumulated amortization of $6,325 and $5,570, respectively	22,197	12,202

Total assets	$192,850	$185,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,411	$1,073
Income taxes payable	3,169	609
Accrued employee compensation and benefits	2,632	6,248
Other accrued expenses	2,987	3,549
Deferred income taxes	289	188
Dividend payable	—	1,850
Deferred maintenance and other revenue	25,329	16,052

Total current liabilities	35,817	29,569

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock	314	313
Additional paid-in capital	186,039	185,032
Accumulated other comprehensive income	672	1,140
Retained earnings	29,012	23,029

	216,037	209,514
Less: cost of common stock in treasury; 8,450 and 8,191 shares	59,004	53,420

Total stockholders’ equity	157,033	156,094

Total liabilities and stockholders’ equity	$192,850	$185,663

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2005	2004

	(In thousands, except
	per share data)
	(Unaudited)
Revenues:
Software licenses	$4,495	$4,140
Maintenance	9,843	7,982
Professional services	2,621	1,850
Outsourcing	10,457	5,217

Total revenues	27,416	19,189

Cost of revenues:
Software licenses	595	445
Maintenance	2,148	1,648
Professional services	1,654	1,279
Outsourcing	5,411	2,742

Total cost of revenues	9,808	6,114

Gross profit	17,608	13,075

Operating expenses:
Selling and marketing	2,443	2,220
Research and development	3,483	2,956
General and administrative	2,519	1,869

Total operating expenses	8,445	7,045

Operating income	9,163	6,030

Interest income	572	183
Other income (expense), net	50	(32)

Income before income taxes	9,785	6,181
Provision for income taxes	3,816	2,411

Net income	$5,969	$3,770

Basic earnings per share	$0.26	$0.20

Weighted average number of common shares outstanding	23,018	18,687

Diluted earnings per share	$0.25	$0.19

Weighted average number of common shares outstanding, assuming dilution	24,169	20,201

Dividends declared per common share	$—	$0.07

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$5,969	$3,770

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,373	908
Net realized losses on investments in marketable securities	—	26
Deferred income taxes	129	128
Income tax benefit related to exercise of stock options	487	1,116
Provision for doubtful accounts	(143)	137
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,181)	(289)
Prepaid expenses and other assets	(322)	130
Accounts payable	340	(273)
Accrued expenses	(4,193)	(2,006)
Income taxes payable	2,564	1,065
Deferred maintenance and other revenues	7,793	4,087

Total adjustments	6,847	5,029

Net cash provided by operating activities	12,816	8,799

Cash flow from investing activities:
Additions to property and equipment	(308)	(177)
Cash paid for business acquisitions, net of cash acquired	(25,793)	(3,855)
Cash paid for long-term investment	(2,000)	—
Purchases of marketable securities	(78,175)	(11,300)
Sales of marketable securities	94,572	22,834

Net cash provided by (used in) investing activities	(11,704)	7,502

Cash flow from financing activities:
Exercise of options	520	817
Purchase of common stock for treasury	(5,584)	—
Common stock dividends	(1,836)	(1,333)

Net cash used in financing activities	(6,900)	(516)

Effect of exchange rate changes on cash	(160)	(72)

Net increase (decrease) in cash and cash equivalents	(5,948)	15,713
Cash and cash equivalents, beginning of period	28,913	15,261

Cash and cash equivalents, end of period	$22,965	$30,974

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation
      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2004 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2004 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the expected results for the full year.

2.	Marketable Securities
      At March 31, 2005, the cost basis, fair market value, and unrealized gains and losses by major security type, were as follows (in thousands):

		Gross
		Unrealized
	Cost	Gains/(Losses)	Fair Value

State, municipal and county government bonds	$70,863	$(61)	$70,802
US Government securities	6,569	(68)	6,501
Corporate bonds	3,030	(3)	3,027
Equities	3,962	992	4,954

Total	$84,424	$860	$85,284

3.	Stock-based Compensation
      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant and the grants are for a fixed number of shares, no compensation expense is recorded. The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, amended by SFAS No. 148. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net income and earnings

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
per share would have been adjusted to the pro forma amounts indicated in the table below for the periods ending (in thousands except per share amounts):

	March 31,	March 31,
	2005	2004

Net income, as reported	$5,969	$3,770
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	269	211

Net income, pro forma	$5,700	$3,559

Reported net income per share
Basic	$0.26	$0.20
Diluted	0.25	0.19
Pro forma net income per share
Basic	$0.25	$0.19
Diluted	0.24	0.18
      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to equity awards be recognized in financial statements based on the fair value of the instruments issued. As amended by the SEC on April 14, 2005, this standard is effective for annual periods beginning after June 15, 2005 and includes two transition methods. The Company will be required to apply SFAS No. 123(R) as of January 1, 2006.
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
      Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices exceed the average fair value of common stock during the period. Options to purchase 66,170 and 55,500 shares were outstanding at March 31, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share because the effect of

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

	March 31,	March 31,
	2005	2004

Weighted average common shares outstanding — used in calculation of basic earnings per share	23,018	18,687
Dilutive effect of employee stock options	1,151	1,514

Weighted average common shares outstanding — used in calculation of diluted earnings per share	24,169	20,201

5.	Comprehensive Income
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
      The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended

	March 31,	March 31,
	2005	2004

Net income	$5,969	$3,770
Foreign currency translation (loss)	(227)	(102)
Unrealized gains (losses) on marketable securities	(241)	77

Total comprehensive income	$5,501	$3,745

6.	Stock Repurchase Program
      On October 18, 2004, the Company’s Board of Directors authorized the continued repurchase of shares of the Company’s common stock up to an additional expenditure of $50 million through October 17, 2005. During the three months ended March 31, 2005, the Company repurchased 259,050 shares for approximately $5.6 million. As of March 31, 2005, the Company had repurchased a total of 8.5 million shares of common stock for approximately $59.0 million. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

7.	Cash Dividend
      As part of its semi-annual cash dividend program, the Company paid a dividend of $0.08 per share on March 3, 2005 to stockholders of record as of February 10, 2005.

8.	Acquisitions
      On February 28, 2005, the Company purchased all of the membership interests in EisnerFast LLC (“EisnerFast”), for $25.3 million in cash. Eisnerfast provides fund accounting and administration services to on-and off-shore hedge and private equity funds, funds of funds, and investment advisors.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The net assets and results of operations of Eisnerfast have been included in the Company’s consolidated financial statements from March 1, 2005. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, comprised of client contracts and client relationships, was determined using the future cash flows method. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over nine years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill.
      On February 25, 2005, the Company entered into a definitive agreement to make an offer to acquire all of the outstanding common shares and Class C shares of Financial Models Company Inc. (FMC) of Mississauga, Ontario, Canada for C$17.70 per share in cash, or an aggregate amount of approximately US$159 million. The transaction was completed in April 2005.
      On February 11, 2005, the Company acquired substantially all the assets of Achievement Technologies, Inc. (“Achievement”) for $470,000, plus the costs of effecting the acquisition, and the assumption of certain liabilities. Achievement provides a software solution for facilities maintenance and management to real estate property managers.
      The net assets and results of operations of Achievement have been included in the Company’s consolidated financial statements from February 1, 2005. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the completed technology was determined using the future cash flows method. The acquired technology is amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.
      The following summarizes the allocation of the purchase price for the acquisitions of Eisnerfast and Achievement (in thousands):

	Eisnerfast	Achievement

Assets acquired, net of cash received	$1,089	$3
Purchased technology	—	210
Acquired client contracts	8,587	—
Goodwill	17,094	350
Liabilities assumed	(1,449)	(91)

Consideration paid	$25,321	$472

      The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of Eisnerfast and Achievement occurred on January 1, 2004. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2005	2004

Revenues	$29,152	$21,426
Net income	6,376	4,101
Basic earnings per share	$0.28	$0.22
Diluted earnings per share	$0.26	$0.20

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

9.	Revolving Credit Facility
      On March 4, 2005, the Company entered into a firm commitment letter with Fleet National Bank, a Bank of America Company, regarding a two-year, $75 million senior revolving credit facility intended (1) to finance a portion of the Company’s proposed acquisition of FMC; (2) to pay fees and expenses incurred in connection with the FMC acquisition; and (3) to provide ongoing working capital and cash for other general corporate purposes of the Company. The Company entered into the credit facility and closed the acquisition of FMC in April 2005.

10.	Commitments and Contingencies
      From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.

11.	International Sales and Geography Information
      The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company’s reportable regions consist of the United States, Americas, excluding the United States, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
      Revenues by geography were (in thousands):

	Three Months Ended

	March 31,	March 31,
	2005	2004

United States	$20,904	$16,306
Americas excluding United States	1,020	857
Europe	4,904	1,480
Asia Pacific and Japan	588	546

	$27,416	$19,189

12.	Subsequent Events
      On April 13, 2005, the Company entered into a credit agreement with Fleet National Bank regarding a two-year, $75,000,000 senior revolving credit facility intended to finance a portion of the Company’s acquisition of Financial Models Company Inc. (FMC) and related fees and expenses and to provide ongoing working capital and cash for other general corporate purposes. Pursuant to the terms of the credit agreement, the Company is permitted to borrow funds from Fleet, initially in the principal amount of $75,000,000 and including a $5,000,000 sublimit for the issuance of standby and commercial letters of credit. By June 3, 2005, the maximum amount of borrowings under the Credit Agreement will be reduced to $50,000,000 and all amounts outstanding in excess of $50,000,000 must be repaid. Loans outstanding under the credit agreement may be prepaid at any time in whole or in part without premium or penalty, with limited exceptions. In addition, there are customary negative covenants, including financial covenants and covenants relating to liens, investments, indebtedness, fundamental changes, dispositions, and dividends and distributions. Upon execution of the Credit Agreement on April 13, 2005, the Company drew down the full amount of the Loan, which consisted of (1) $65,000,000 as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10,000,000 as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
by Bank of America, N.A. The obligations of the Company under the credit agreement are guaranteed by OMR Systems Corporation, a wholly-owned subsidiary of the Company.
      On April 19, 2005, the Company completed its previously announced acquisition of FMC, purchasing substantially all the outstanding stock of the FMC for approximately $159.0 million in cash, plus the costs of effecting the acquisition. The Company financed the FMC acquisition with $75 million of borrowings under the credit facility and approximately $84 million from cash on hand. FMC provides comprehensive investment management systems and services to the international investment management industry. The net assets and results of operations of FMC will be included in the Company’s consolidated financial statements from April 19, 2005.

13.	Recent Accounting Pronouncement
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and also provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies. As the Company continues to review the requirements of SFAS 123R, the views of the SEC as stated within SAB No. 107 will also be considered, as appropriate.

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
      Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies are described in our annual filing on Form 10-K and include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Marketable Securities

Results of Operations for the Three Months Ended March 31, 2005 and 2004
      The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended
	March 31,
			Percentage
	2005	2004	Change

Revenues:
Software licenses	$4,495	$4,140	9%
Maintenance	9,843	7,982	23%
Professional services	2,621	1,850	42%
Outsourcing	10,457	5,217	100%

Total revenues	$27,416	$19,189	43%

      The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months
	Ended
	March 31,

	2005	2004

Revenues:
Software licenses	16%	21%
Maintenance	36%	42%
Professional services	10%	10%
Outsourcing	38%	27%

     Revenues
      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues were $27.4 million and $19.2 million for the three months ended March 31, 2005 and 2004, respectively. The $8.2 million, or 43%, revenue increase came from both organic growth and acquisitions. Organic growth accounted for $1.1 million of the increase and came from increased demand of $1.1 million for SS&C Direct outsourcing services, $0.4 million for SKYLINE products and services and $0.2 million for Antares products and services, offset by reduced sales of $0.3 million for wealth management services, $0.2 million for CAMRA products and services and $0.1 million for PortPro services. The remaining $7.1 million increase was due to sales of products and services that we acquired in our acquisitions of OMR, Achievement Technologies and Eisnerfast.
      Software Licenses. Software license revenues were $4.5 million and $4.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $0.4 million, or 9%, was mainly due to an increase of $0.4 million in sales of our SKYLINE product and a $0.2 million increase in our Antares product, offset by decreases in sales of our Total Return and CAMRA products of $0.1 million each. The increased SKYLINE license revenues were mainly due to the release of SKYLINE 2005 during the fourth quarter of 2004. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
      Maintenance. Maintenance revenues were $9.8 million and $8.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $1.8 million, or 23%, was due to our acquisition of OMR, which added $1.5 million, and organic revenue growth of $0.3 million. Organic maintenance revenue growth was across all product lines, with CAMRA maintenance accounting for 54% of the increase. The increase was mainly due to favorable client maintenance renewals and annual maintenance fee increases. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
      Professional Services. Professional services revenues were $2.6 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase in professional services revenues was primarily due to our acquisition of OMR, which added $1.0 million, offset by reductions of $0.2 million for CAMRA product services and $0.1 million for Real-Time product services. The decrease in CAMRA services was primarily the result of a large CAMRA project that was completed in the first quarter of 2004, for which there was no comparable project in 2005. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
      Outsourcing. Outsourcing revenues were $10.5 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase in outsourcing revenues of $5.2 million, or 100%, was attributable to both organic growth and acquisitions. Our acquisitions of OMR and Eisnerfast added $4.5 million in the aggregate. Organic revenue growth came from increased demand and the addition of new clients for our SS&C Direct outsourcing services, which contributed $1.1 million of the increase, offset by a decrease of $0.3 million, as a result of a lost client, in SS&C Wealth Management services and $0.1 million in PortPro services. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.
     Cost of Revenues
      The total cost of revenues was $9.8 million and $6.1 million for the three months ended March 31, 2005 and 2004, respectively. The gross margin decreased to 64% for the three months ended March 31, 2005 from 68% for the comparable period in 2004. The decrease in gross margin is attributable to our acquisition of OMR, which had been operating at overall gross margins lower than our historical gross margins. The total cost of revenues increase was mainly due to $3.6 million in costs associated with the acquisitions of OMR and Eisnerfast and increased personnel and other expenses of $0.3 million, primarily to support the increase in outsourcing revenues, offset by a decrease in employee bonus expense of $0.2 million. The decrease in employee bonus plan expense was primarily due to a favorable adjustment to our accruals as a result of lower-than-expected payments in 2005 for the 2004 employee bonus plan.
      Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses was $0.6 million and $0.4 million for the three months ended March 31, 2005 and March 31, 2004, respectively. Cost of software license revenues as a percentage of such revenues increased to 13% for the three months ended March 31, 2005 from 11% for the three months ended March 31, 2004. The increase in cost of software license revenues was primarily due to the amortization of completed technology associated with our acquisition of OMR, which added $0.2 million in costs.
      Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of products and regulatory updates. The cost of maintenance revenues was $2.1 million and $1.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The cost of maintenance revenues as a percentage of these revenues was 22% and 21% for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in costs of $0.5 million was due to our acquisition of OMR, which added $0.7 million in costs, offset by a decrease in personnel-related expenses, including bonus, of $0.2 million.
      Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $1.7 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase was mainly due to our acquisition of OMR, which added $0.5 million in costs, offset by a decrease in bonus expense of $0.1 million. The cost of professional services revenues as a percentage of such revenues decreased to 63% for the three months ended March 31, 2005 from 69% for the three months ended March 31, 2004.
      Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $5.4 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of outsourcing revenues of $2.7 million, or 97%, was mainly due to the acquisitions of OMR and Eisnerfast, which contributed $2.3 million in additional costs, and increased personnel related costs of $0.4 million to support the growth in organic revenue. The cost of outsourcing revenues as a percentage of such revenues decreased to 52% for the three months ended March 31, 2005 from 53% for the three months ended March 31, 2004.
     Operating Expenses
      Total operating expenses were $8.4 million and $7.0 million for the three months ended March 31, 2005 and March 31, 2004, respectively, representing 31% and 37% of total revenues in those periods, respectively. Included in 2005 are additional operating costs of $1.1 million associated with our acquisitions of OMR and Eisnerfast, additional professional services fees of $0.2 million related to compliance with the Sarbanes-Oxley Act and increased other expenses of $0.1 million related to administrative expenses. We continued to contain expenses through 2004 and into 2005 and, although we expect an increase in our operating expenses due to increased sales of our products and services, we expect to continue to manage spending levels throughout 2005.
      Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $2.4 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively, representing 9% and 12%, respectively, of total revenues in those years. The increase in selling and marketing expenses of $0.2 million, or 10%, was due to the acquisition of OMR, which added $0.2 million in costs.
      Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $3.5 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively, representing 13% and 15% of total revenues in those periods, respectively. Additional costs of $0.7 million which were added due to the acquisition of OMR were offset by reductions in personnel-related expenses, including bonus, of $0.2 million.
      General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $2.5 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively, representing 9% and 10% of total revenues in those periods, respectively. Our acquisition of OMR added costs of $0.2 million, accounting fees increased $0.2 million related to compliance with the Sarbanes-Oxley Act, and personnel-related expenses and other expenses each increased $0.1 million. The increase in personnel was to support the increase in revenues and overall growth of the organization.
      Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. Interest income, net was $572,000 and $183,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest income was primarily the result of higher average cash and marketable securities balances due to proceeds from our public offering in June 2004.
      Provision for Income Taxes. We had an effective tax rate of 39% for each of the three months ended March 31, 2005 and 2004. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at March 31, 2005.
     Liquidity and Capital Resources
      Our liquidity needs have historically been to finance the costs of operations pending the billing and collection of client receivables, to acquire complementary businesses or assets, to invest in research and development and to repurchase shares of our common stock. Through March 31, 2005, we had historically relied on cash flow from operations for liquidity. In April 2005, we entered into a two-year $75 million credit agreement with Fleet National Bank, the proceeds of which were used to finance a portion of the $159 million purchase price for the outstanding shares of FMC. Upon execution of the agreement, we drew down the full amount of the loan, which consisted of (1) $65 million as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10 million as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced by Bank of America. By June 3, 2005, the maximum amount of borrowings under the agreement will be reduced to $50 million and all amounts outstanding in excess of $50 million must be repaid.
      At March 31, 2005, we had $23.0 million of cash and cash equivalents and $85.3 million in marketable securities. In April 2005, we used approximately $84 million of cash on hand to finance a portion of our acquisition of FMC. We expect that our future liquidity needs will consist of financing the costs of operations pending the billing and collection of client receivables, strategic acquisitions that allow us to expand our product offerings and client base, investments in research and development, repayment of debt and payment of dividends, if any, to our stockholders. Our operating cash flow is primarily affected by the overall profitability of the sales of our products and services, our ability to invoice and collect from clients in a timely manner, our ability to efficiently implement our acquisition strategy and our ability to manage costs. We believe that our current cash, cash equivalents and marketable securities balances and anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt servicing requirements for at least the next 12 months.
     Cash Flow
      Our cash, cash equivalents and marketable securities at March 31, 2005 were $108.2 million, which is a decrease of $22.6 million from $130.8 million at December 31, 2004. The decrease was primarily due to cash paid for acquisitions, purchase of common stock for treasury and payment of dividends, offset by net income and the collection of maintenance fees. A larger amount of annual maintenance fees are typically collected during the first quarter compared to other quarters during the year.
      Net cash provided by operating activities was $12.8 million for the three months ended March 31, 2005. Cash provided by operating activities was primarily due to earnings of $6.0 million adjusted for non-cash items of $6.8 million, including a $0.5 million tax benefit related to stock option exercises, an increase of $2.7 million in income taxes payable and an increase of $7.8 million in deferred maintenance and other revenues. These items were partially offset by a decrease of $4.2 million in accrued expenses and an increase of $1.2 million in accounts receivable. Our accounts receivable days sales outstanding at March 31, 2005 was 52 days, compared to 45 days as of December 31, 2004.
      Investing activities used net cash of $11.7 million for the three months ended March 31, 2005. Cash used by investing activities was primarily due to the $25.8 million paid in cash for the acquisitions of Achievement Technologies and Eisnerfast and the $2.0 million strategic investment in CBA Mezzanine Capital Holdings, LLC (“MezzCap”), offset by $16.4 million net sales of marketable securities. We believe our investment in MezzCap, a privately owned commercial real estate finance company, offers potential synergies with LMS, our loan management product.
      Financing activities used net cash of $6.9 million for the three months ended March 31, 2005. Cash used in financing activities was primarily due to $5.6 million used to repurchase common stock for treasury and the payment of our semi-annual cash dividend of $1.8 million. This use of cash was partially offset by the proceeds from the exercise of stock options, which provided cash of $0.5 million.
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

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on our management
      We have made and may in the future make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities, including our acquisition of FMC. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities, write-off investments, infrastructure costs, impaired goodwill or other assets, or issue equity securities to pay for any future acquisitions. The issuance of equity securities could dilute our existing stockholders’ ownership.
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

If we are unable to meet our debt obligations, we may be forced to reduce or delay capital expenditures, restructure or refinance indebtedness or seek additional debt or equity financings, any of which may materially and adversely affect our business
      In April 2005, we entered into a $75 million senior revolving credit facility with Fleet National Bank, a Bank of America company, and borrowed the entire amount available under the facility to finance part of the $159 million purchase price for the outstanding shares of FMC. On June 3, 2005, the Fleet facility automatically reduces to a $50 million facility, and we must repay $25 million of the outstanding indebtedness. The maturity date for the remaining indebtedness under the facility is April 12, 2007. Our ability to repay our indebtedness will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors. Some of these factors are beyond our control.

      If we are unable to service our indebtedness or other obligations, we will be forced to examine alternative strategies. These strategies may include reducing or delaying capital expenditures, restructuring or refinancing indebtedness or seeking additional debt or equity financings. Any of these strategies may materially and adversely affect our business.
      Our level or indebtedness could have important consequences to our stockholders, including the following:

•	we will have cash interest expense and principal repayment obligations with respect to outstanding indebtedness,

•	our degree of leverage and debt service obligations could limit our ability to plan for, and make us more vulnerable than some of our competitors to the effects of, a downturn in business or other adverse developments,

•	we may need to dedicate cash flow from our operations to debt service payments, making these funds unavailable for other purposes,

•	our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements or other purposes could be impaired, and

•	we may have a competitive disadvantage relative to the other companies in our industry with less debt.
      Our indebtedness subjects us to financial and operating restrictions that could hinder the operation of our business.
      Our senior revolving credit facility with Fleet National Bank imposes operating and financial restrictions on us. These restrictions may limit our ability to:

•	incur additional indebtedness,

•	create liens on assets,

•	pay dividends inconsistent with past practice,

•	sell assets,

•	enter into transactions with affiliates,

•	enter into sale and leaseback transactions,

•	engage in mergers or acquisitions, and

•	make investments.
      Failure to comply with any of these restrictions could limit the availability of borrowings or result in a default under our facility. We can give no assurance that we will be able to obtain a waiver or amendment for any future noncompliance with our facility. The terms of any debt or equity financings undertaken by us to meet future cash requirements could further restrict our operational flexibility and adversely affect our financial condition.

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

Recently enacted regulatory changes may cause us to incur increased costs and divert the attention of our management from the operation of our business, and failure or circumvention of our controls and procedures could delay our ability to identify error or fraud and cause loss of investor and client confidence and serious harm to our business, financial condition, results of operations and cash flows
      Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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
      The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Fair Value of
	Investments as of
	March 31, 2005
	Maturing in:

Investments	2005	2006

Fixed Rate Investments	$8,049	$12,901
Average Interest	2.13%	2.70%
      We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through March 31, 2005, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.
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
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On October 18, 2004, we announced a stock repurchase program providing for expenditures of up to $50 million over the period extending from October 18, 2004 through October 17, 2005.

      The following table summarizes repurchases of our common stock in the quarter ended March 31, 2005 (in thousands, except share and per share data):
Issuer Purchases of Equity Securities

				Approximate
				Dollar Value of
				Shares That
			Total Number of	May yet be
			Shares Purchased as	Purchased
	Total Number of		Part of Publicly	Under the
	Shares	Average Price Paid	Announced Plans or	Plans or
Period	Purchased	per Share	Programs	Programs

January 1, 2005-January 31, 2005	—	$—	—	$50,000
February 1, 2005-February 28, 2005	259,050	21.56	259,050	44,416
March 1, 2005-March 31, 2005	—	—	—	44,416

Total	259,050	$21.56	259,050	$44,416

Item 6.	Exhibits
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

Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2005

Exhibit Index

Exhibit
Number		Description

2	.1+	Acquisition Agreement, dated February 25, 2005, between the Registrant and Financial Models Company Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 2, 2005 (File No. 000-28430)
2	.2+	Purchase Agreement, dated February 28, 2005, by and among the Registrant, EisnerFast LLC and EHS, LLC is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2005 (File No. 000-28430)
10.1		Commitment Letter, dated as of March 4, 2005, between the Registrant and Fleet National Bank, a Bank of America Company, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2005 (File No. 000-28430)
10.2		1996 Director Stock Option Plan, as amended, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 ( File No. 000-28430) (the “Form 10-K”)
10.3		Description of Registrant Executive Officer and Compensation Arrangements is incorporated herein by reference to Exhibit 10.10 to the Form 10-K
10.4		Contract of Employment between Kevin Milne and the Registrant, effective as of June 9, 2004.
31.1		Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.