Form 10-Q
period 2005-06-30
SS&C TECHNOLOGIES INC
filed 2005-08-09
CIK 1011661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of the issuer’s classes of common stock as of August 1, 2005:

Class	Number of Shares Outstanding

Common stock, par value $0.01 per share	23,529,938

SS&C TECHNOLOGIES, INC.
      This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Operating Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,417	$28,913
Investments in marketable securities	8,754	101,922
Accounts receivable, net of allowance for doubtful accounts of $1,662 and $766, respectively	27,722	13,545
Prepaid expenses and other current assets	3,214	1,607
Income taxes receivable	1,687	—

Total current assets	57,794	145,987

Property and equipment
Leasehold improvements	5,443	4,100
Equipment, furniture, and fixtures	23,566	18,016

	29,009	22,116
Less accumulated depreciation	(18,164)	(16,763)

Net property and equipment	10,845	5,353

Deferred income taxes	—	5,894
Goodwill	156,715	16,227
Intangible and other assets, net of accumulated amortization of $8,140 and $5,570, respectively	71,595	12,202

Total assets	$296,949	$185,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$17,023	$—
Accounts payable	2,270	1,073
Income taxes payable	—	609
Accrued employee compensation and benefits	6,262	6,248
Other accrued expenses	7,780	3,549
Deferred income taxes	484	188
Dividend payable	—	1,850
Deferred maintenance and other revenue	28,225	16,052

Total current liabilities	62,044	29,569
Long-term debt	50,000	—
Deferred income taxes	8,233	—

Total liabilities	120,277	29,569

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock	319	313
Additional paid-in capital	198,792	185,032
Accumulated other comprehensive income	963	1,140
Retained earnings	35,602	23,029

	235,676	209,514
Less: cost of common stock in treasury; 8,450 and 8,191 shares	59,004	53,420

Total stockholders’ equity	176,672	156,094

Total liabilities and stockholders’ equity	$296,949	$185,663

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Software licenses	$5,822	$4,188	$10,317	$8,328
Maintenance	11,961	9,239	21,804	17,221
Professional services	3,311	2,727	5,932	4,577
Outsourcing	19,619	8,330	30,076	13,547

Total revenues	40,713	24,484	68,129	43,673

Cost of revenues:
Software licenses	759	585	1,354	1,030
Maintenance	2,877	2,341	5,025	3,989
Professional services	2,552	1,794	4,206	3,073
Outsourcing	10,439	4,346	15,850	7,088

Total cost of revenues	16,627	9,066	26,435	15,180

Gross profit	24,086	15,418	41,694	28,493

Operating expenses:
Selling and marketing	3,930	2,727	6,373	4,947
Research and development	5,940	3,552	9,423	6,508
General and administrative	3,475	1,969	5,994	3,838

Total operating expenses	13,345	8,248	21,790	15,293

Operating income	10,741	7,170	19,904	13,200

Interest income (expense), net	(451)	182	121	365
Other income (expense), net	65	16	115	(16)

Income before income taxes	10,355	7,368	20,140	13,549
Provision for income taxes	3,766	2,955	7,582	5,366

Net income	$6,589	$4,413	$12,558	$8,183

Basic earnings per share	$0.28	$0.22	$0.54	$0.43

Basic weighted average number of common shares outstanding	23,138	19,771	23,078	19,229

Diluted earnings per share	$0.27	$0.21	$0.52	$0.40

Diluted weighted average number of common and common equivalent shares outstanding	24,300	21,144	24,230	20,672

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2005	2004

	(In thousands, except
	share information)
	(Unaudited)
Cash flow from operating activities:
Net income	$12,558	$8,183

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,127	2,133
Amortization of loan origination costs	27	—
Net realized losses (gains) on investments in marketable securities	(197)	26
Loss (gain) on sale or disposal of property and equipment	4	(7)
Deferred income taxes	543	332
Income tax benefit related to exercise of stock options	1,777	2,151
Provision for doubtful accounts	406	(2)
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(4,030)	(1,870)
Prepaid expenses and other assets	(123)	495
Income taxes receivable	(1,143)	(423)
Accounts payable	(599)	(36)
Accrued expenses	(1,639)	872
Income taxes payable	(599)	(83)
Deferred maintenance and other revenues	3,667	685

Total adjustments	2,221	4,273

Net cash provided by operating activities	14,779	12,456

Cash flow from investing activities:
Additions to property and equipment	(1,476)	(334)
Proceeds from sale of property and equipment	3	7
Cash paid for business acquisitions, net of cash acquired	(177,788)	(23,575)
Cash paid for long-term investment	(2,000)	—
Purchases of marketable securities	(88,250)	(69,612)
Sales of marketable securities	181,074	32,775

Net cash used in investing activities	(88,437)	(60,739)

Cash flow from financing activities:
Repayment of debt	(8,009)	—
Net proceeds from note payable	75,000	—
Issuance of common stock	343	74,628
Exercise of options	1,662	1,781
Purchase of common stock for treasury	(5,584)	—
Common stock dividends	(1,836)	(1,333)

Net cash provided by financing activities	61,576	75,076

Effect of exchange rate changes on cash	(414)	(128)

Net increase (decrease) in cash and cash equivalents	(12,496)	26,665
Cash and cash equivalents, beginning of period	28,913	15,261

Cash and cash equivalents, end of period	$16,417	$41,926

Supplemental disclosure of non-cash investing activities:
In connection with the acquisition of Financial Interactive, Inc., the Company issued 358,424 shares of common stock and warrants to purchase 50,000 shares of common stock, valued at $9,985 in total.
See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation
      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of June 30, 2005 and the results of its operations for the three months and six months ended June 30, 2005 and 2004. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2004 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2004 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the expected results for the full year.

2.	Marketable Securities
      At June 30, 2005 and December 31, 2004, the cost basis, fair market value, and unrealized gains and losses by major security type, were as follows (in thousands):

		Gross
		Unrealized
June 30, 2005:	Cost	Gains/(Losses)	Fair Value

State, municipal and county government bonds	$1,152	$—	$1,152
US Government securities	4,517	(35)	4,482
Corporate bonds	—	—	—
Equities	2,529	591	3,120

Total	$8,198	$556	$8,754

		Gross
		Unrealized
December 31, 2004:	Cost	Gains/(Losses)	Fair Value

State, municipal and county government bonds	$73,327	$(22)	$73,305
US Government securities	6,517	(8)	6,509
Corporate bonds	17,015	(2)	17,013
Equities	3,965	1,130	5,095

Total	$100,824	$1,098	$101,922

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

3.	Stock-based Compensation
      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant and the grants are for a fixed number of shares, no compensation expense is recorded. The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, amended by SFAS No. 148. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with the fair value requirements of SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below for the periods ending (in thousands except per share amounts):

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income, as reported	$6,589	$4,413	$12,558	$8,183
Deduct: total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effects	368	170	637	380

Net income, pro forma	$6,221	$4,243	$11,921	$7,803

Reported net income per share
Basic	$0.28	$0.22	$0.54	$0.43
Diluted	$0.27	$0.21	$0.52	$0.40
Pro forma net income per share
Basic	$0.27	$0.21	$0.52	$0.41
Diluted	$0.26	$0.20	$0.49	$0.38
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
      Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options using the

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices exceed the fair value of common stock. Options to purchase 142,000 and 106,000 shares were outstanding at June 30, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share because the effect of including the options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Weighted average common shares outstanding — used in calculation of basic earnings per share	23,138	19,771	23,078	19,229
Weighted average common stock equivalents — options	1,162	1,373	1,152	1,443

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	24,300	21,144	24,230	20,672

5.	Comprehensive Income
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
      The following table sets forth the components of comprehensive income (in thousands):

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income	$6,589	$4,413	$12,558	$8,183
Foreign currency translation gain (loss)	376	(35)	149	(137)
Unrealized gains (losses) on marketable securities	(85)	(17)	(326)	60

Total comprehensive income	$6,880	$4,361	$12,381	$8,106

6.	Stock Repurchase Program
      On October 18, 2004, the Company’s Board of Directors authorized the continued repurchase of shares of the Company’s common stock up to an additional expenditure of $50 million through October 17, 2005. During the six months ended June 30, 2005, the Company repurchased 259,050 shares for approximately $5.6 million. As of June 30, 2005, the Company had repurchased a total of 8.5 million shares of common stock for approximately $59.0 million since the inception of the program in May 2000. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

7.	Cash dividend
      As part of its semi-annual cash dividend program, the Company paid a dividend of $0.08 per share on March 3, 2005 to stockholders of record as of February 10, 2005.

8.	Acquisitions
      On June 3, 2005, the Company purchased all the outstanding stock of Financial Interactive, Inc. (“FI”) in exchange for 358,424 shares of the Company’s common stock and warrants to purchase 50,000 shares of the Company’s stock with an exercise price of $37.69 per share, expiring on June 3, 2010. FI’s product, FundRunner, provides a comprehensive investor relationship management and fund profiling infrastructure to alternative fund managers, funds of funds managers and fund administrators. The shares of common stock issued as consideration were valued at $9.3 million using the average closing market price for several days prior to closing of the transaction, less a discount for lack of registration. The warrants issued were valued at $0.7 million using the Black-Scholes option pricing model.
      The net assets and results of operations of FI have been included in the Company’s consolidated financial statements from June 1, 2005. The purchase price was allocated to tangible and intangible assets and liabilities assumed based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and contractual relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over lives ranging from seven to ten years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.
      On April 19, 2005, the Company purchased substantially all the outstanding stock of the Financial Models Company Inc. (“FMC”) for approximately $159.0 million in cash, plus approximately $13.8 million of costs to effect the acquisition. The Company financed the FMC acquisition with $75 million of borrowings under the credit facility (Note 9) and approximately $84 million from cash on hand. FMC provides comprehensive investment management systems and services to the international investment management industry.
      The net assets and results of operations of FMC have been included in the Company’s consolidated financial statements from April 19, 2005. The purchase price was preliminarily allocated to tangible and intangible assets and liabilities assumed based on their fair value at the date of acquisition. The fair value of the intangible assets, including technology, trade names, contractual relationships and exchange relationships, was based on an independent appraisal and was determined using the income approach. Specifically, the relief-from-royalty method was utilized for completed technology and trade names, the discounted cash flow method for contractual relationships, and the avoided-cost method for the exchange relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over lives ranging from seven to 15 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.
      In connection with the acquisition, the Company committed to a plan to reduce headcount at FMC. Under the plan, the Company terminated approximately 75 employees and accrued severance costs of $3.3 million. The severance costs were included in the allocation of the purchase price and recorded as an assumed liability.
      On February 28, 2005, the Company purchased all of the membership interests in EisnerFast LLC (“EisnerFast”), for $25.3 million in cash. EisnerFast provides fund accounting and administration services to on-and off-shore hedge and private equity funds, funds of funds, and investment advisors.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The net assets and results of operations of EisnerFast have been included in the Company’s consolidated financial statements from March 1, 2005. The purchase price was allocated to tangible and intangible assets and liabilities assumed based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of client contracts and client relationships, was determined using the future cash flows method. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over nine years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill.
      On February 11, 2005, the Company acquired substantially all the assets of Achievement Technologies, Inc. (“Achievement”) for $470,000, plus the costs of effecting the acquisition, and the assumption of certain liabilities. Achievement provides a software solution for facilities maintenance and management to real estate property managers.
      The net assets and results of operations of Achievement have been included in the Company’s consolidated financial statements from February 1, 2005. The purchase price was allocated to tangible and intangible assets and liabilities assumed based on their fair value at the date of acquisition. The fair value of the completed technology was determined using the future cash flows method. The acquired technology is amortized on a straight-line basis over five years, the estimated life of the product. The remainder of the purchase price was allocated to goodwill.
      The following summarizes the allocation of the purchase price for the acquisitions of FI, FMC, EisnerFast and Achievement (in thousands):

	FI	FMC	EisnerFast	Achievement

Assets acquired, net of cash received	$815	$16,223	$1,089	$3
Purchased technology	1,306	9,683	—	210
Acquired client contracts and relationships	2,078	37,103	8,587	—
Trade names	138	814	—	—
Goodwill	9,278	113,658	17,103	350
Deferred income taxes	(192)	(13,835)	—	—
Other liabilities assumed	(3,388)	(11,633)	(1,449)	(91)

Consideration paid	$10,035	$152,013	$25,330	$472

      The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of FI, FMC, EisnerFast and Achievement occurred on January 1, 2004. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Revenues	$43,828	$41,432	$88,417	$78,112
Net income	6,580	3,987	12,797	7,721
Basic earnings per share	$0.28	$0.20	$0.55	$0.39
Diluted earnings per share	$0.27	$0.18	$0.52	$0.37

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

9.	Revolving Credit Facility
      On April 13, 2005, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Fleet National Bank regarding a two-year, $75,000,000 senior revolving credit facility intended to finance a portion of the Company’s acquisition of Financial Models Company Inc. (“FMC”) and related fees and expenses and to provide ongoing working capital and cash for other general corporate purposes. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow funds from Fleet, initially in the principal amount of $75 million and including a $5 million sublimit for the issuance of standby and commercial letters of credit. By January 31, 2006, the maximum amount of borrowings under the Credit Agreement will be reduced to $50 million and all amounts outstanding in excess of $50 million must be repaid. Loans outstanding under the credit agreement may be prepaid at any time in whole or in part without premium or penalty, with limited exceptions. In addition, there are customary negative covenants, including financial covenants and covenants relating to liens, investments, indebtedness, fundamental changes, dispositions, and non-standard dividends and distributions. Upon execution of the Credit Agreement on April 13, 2005, the Company drew down the full amount of the Loan, which consisted of (1) $65 million as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10 million as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced by Bank of America, N.A. The obligations of the Company under the credit agreement are guaranteed by OMR Systems Corporation and Financial Models Company Ltd., both of which are wholly-owned subsidiaries of the Company. As of June 30, 2005, the Company had $62.0 million outstanding as a Eurodollar Rate Loan bearing interest at 4.21% per annum and $5.0 million outstanding as a Base Rate Loan bearing interest at 6.0% per annum.

10.	Commitments and Contingencies
      From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.
      On July 28, 2005, Paulena Partners, LLC filed a class action lawsuit against the Company, William C. Stone and the Company’s other directors, and Sunshine Acquisition Corporation in the Court of Chancery of the State of Delaware. The complaint seeks to enjoin a proposed buyout by Sunshine Acquisition Corporation, an affiliate of The Carlyle Group, of the Company’s outstanding shares of common stock for a price of $37.25 per share in cash (the “Acquisition”). The complaint alleges that the merger agreement does not represent the best price available in the market and allegedly benefits Mr. Stone at the expense of the public stockholders. The Company believes that the allegations are without merit and intends to defend vigorously the lawsuit.
      On August 3, 2005, Stephen Landen also filed a class action lawsuit against the Company and its board members in the Court of Chancery of the State of Delaware. The complaint seeks to enjoin the Acquisition and alleges that the Acquisition is in furtherance of an unfair plan by Mr. Stone to take the Company private in a transaction that is inherently unfair to the Company’s public stockholders and is the product of the defendants’ conflicts of interest and breaches of fiduciary duties. The Company believes that the allegations are without merit and intends to defend vigorously the lawsuit.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Revenues by geography were (in thousands):

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

United States	$25,757	$19,402	$46,661	$35,708
Americas excluding United States	6,443	955	7,463	1,811
Europe	7,840	3,699	12,744	5,179
Asia Pacific and Japan	673	428	1,261	975

	$40,713	$24,484	$68,129	$43,673

12.	Subsequent events
      On August 3, 2005, the Company’s board of directors declared a semi-annual cash dividend of $0.08 per share, to be payable September 13, 2005 to the Company’s stockholders of record at the close of business on August 23, 2005.
      On July 28, 2005, the Company signed a definitive agreement to be acquired by Sunshine Acquisition Corporation, a corporation affiliated with The Carlyle Group, a global private equity firm. Under the terms of the agreement, the Company’s stockholders will receive $37.25 in cash for each share of the Company’s common stock. The transaction is expected to be completed during the fourth quarter of 2005 and is subject to various conditions, including approval by the Company’s stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the closing of debt financing arrangements set forth in a commitment letter received by Sunshine Acquisition Corporation and other customary closing conditions.
      On July 27, 2005, the Company entered into an amendment to the Credit Agreement with Fleet National Bank. The amendment extends the date by which the maximum amount of borrowings under the Credit Agreement will be reduced from $75,000,000 to $50,000,000 (and all amounts outstanding in excess of $50,000,000 must be repaid) from August 31, 2005 to January 31, 2006. In addition, as set forth in the amendment, Fleet National Bank consented to the Company entering into the acquisition agreement described above and waived any event of default that would exist under the Credit Agreement by reason of the Company entering into the acquisition agreement. Furthermore, as set forth in the amendment, the Company agreed to cause Financial Models Company Ltd., a subsidiary of the Company, to become a guarantor of the Credit Agreement not later than August 12, 2005.

13.	Recent Accounting Pronouncements
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

CRITICAL ACCOUNTING POLICIES
      Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K. Our critical accounting policies are described in our annual filing on Form 10-K and include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Marketable Securities
Results of Operations for the three months and six months ended June 30, 2005 and 2004
      The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
			Percent			Percent
	2005	2004	Change	2005	2004	Change

Revenues:
Software licenses	$5,822	$4,188	39%	$10,317	$8,328	24%
Maintenance	11,962	9,239	29%	21,804	17,221	27%
Professional services	3,311	2,727	21%	5,932	4,577	30%
Outsourcing	19,618	8,330	136%	30,076	13,547	122%

Total revenues	$40,713	$24,484	66%	$68,129	$43,673	56%

      The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Software licenses	14%	17%	15%	19%
Maintenance	30%	38%	32%	39%
Professional services	8%	11%	9%	11%
Outsourcing	48%	34%	44%	31%

Revenues
      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended June 30, 2005 were $40.7 million, increasing 66% from $24.5 million in the same period in 2004. Organic growth was 10%, accounting for $2.4 million of the increase, and came from increased demand of $0.7 million for AdvisorWare products and outsourcing services, increases of $0.6 million each for TradeThru and Xacct products and outsourcing services and increases in sales of LMS, Total Return, SKYLINE and Mabel products and services and SS&C Direct outsourcing services totaling $1.1 million, offset by reduced sales of $0.3 million for SS&C Wealth Management services and reduced sales for Real-Time and Portpro products and services totaling $0.3 million. The remaining $13.8 million increase was due to sales of products and services that we acquired in our recent acquisitions of FMC, Financial Interactive, EisnerFast and Achievement. Revenues for the six months ended June 30, 2005 were $68.1 million, increasing 56% from $43.7 million in the same period in 2004. Organic growth accounted for $3.5 million of the increase and was driven by increased demand of $1.3 million for AdvisorWare products and outsourcing services and $0.7 million for SS&C Direct outsourcing services, increases of $0.6 million each for TradeThru, Xacct and SKYLINE products and services, and increases in sales of our LMS, Antares, and Municipal Finance products and services totaling $0.9 million, offset by reduced sales totaling $1.2 million for SS&C Wealth Management services, Real-Time and PortPro products and services. TradeThru and Xacct revenues increased an additional $6.4 million, reflecting a full six months of activity for the OMR products acquired in April 2004. The remaining $14.5 million increase was due to sales of products and services that we acquired in our recent acquisitions of FMC, Financial Interactive, EisnerFast and Achievement.
      Software Licenses. Software license revenues were $5.8 million and $4.2 million for the three months ended June 30, 2005 and 2004, respectively. The increase of $1.6 million was primarily due to our acquisitions of FMC and FI, which accounted for $0.8 million of the increase. Additionally, increases in sales of our LMS, AdvisorWare, TradeThru, SKYLINE, Total Return and PTS products totaling $1.3 million, were offset by decreases in sales of our CAMRA and Antares product totaling $0.5 million. Software license revenues were $10.3 million and $8.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase of $2.0 million was primarily due to the recent acquisitions, which contributed $0.8 million, an increase of $0.6 million in sales of our SKYLINE product, an increase of $0.4 million for our LMS product and increases in sales of TradeThru, AdvisorWare, Antares, Total Return and PTS products totaling $0.7 million, offset by a decrease of $0.5 million in sales of our CAMRA product. The increased SKYLINE license revenues were mainly due to the release of SKYLINE 2005 during the fourth quarter of 2004. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
      Maintenance. Maintenance revenues were $12.0 million and $9.2 million for the three months ended June 30, 2005 and 2004, respectively. The increase of $2.8 million was primarily due to our recent acquisitions, which contributed $2.2 million, as well as increases for our CAMRA, TradeThru, LMS, Mabel and Municipal Finance products totaling $0.6 million. Maintenance revenues were $21.8 million and $17.2 million for the six months ended June 30, 2005 and 2004, respectively. Maintenance revenue growth of $4.6 million was due to our recent acquisitions, which added $2.2 million, and additional TradeThru revenue of $1.5 million, reflecting a full six months of activity for the OMR product acquired in April 2004. Additionally, CAMRA maintenance increased $0.3 million and maintenance for TradeThru, LMS, Debt & Derivatives and Municipal Finance products increased $0.6 million, in total. The increase in CAMRA revenues was mainly due to favorable client maintenance renewals and annual maintenance fee increases. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.

      Professional Services. Professional services revenues were $3.3 million and $2.7 million for the three months ended June 30, 2005 and 2004, respectively. The increase in professional services revenues was primarily due to our acquisition of FMC, which contributed $0.9 million in revenues. Additionally, an increase of $0.3 million for CAMRA implementation services was offset by decreases totaling $0.6 million for TradeThru, Real-Time and AdvisorWare product services. Professional service revenues were $5.9 million and $4.6 million for the six months ended June 30, 2005 and 2004, respectively. The increase in professional services revenues was due in part to our acquisition of FMC, which accounted for $0.9 million of the increase. Additionally, an increase of $0.7 million for TradeThru implementation services was offset by a decrease of $0.3 million for Real-Time product services. The increase in TradeThru services was reflective of a full six months of activity for the OMR product acquired in April 2004. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
      Outsourcing. Outsourcing revenues were $19.6 million and $8.3 million for the three months ended June 30, 2005 and 2004, respectively. The increase in outsourcing revenues was primarily due to our recent acquisitions of FMC and EisnerFast, which contributed $9.8 million in total. Increased demand and the addition of new clients for our SS&C Fund Services and SS&C Direct outsourcing services contributed $0.8 million of the increase, and TradeThru and Xacct revenues increased $0.5 million and $0.6 million, respectively, offset by decreases in SS&C Wealth Management services and PortPro services totaling $0.4 million. Outsourcing revenues for the six months ended June 30, 2005 and 2004 were $30.1 million and $13.5 million, respectively. The increase was primarily due to our recent acquisitions, which contributed $10.5 million, and additional TradeThru and Xacct revenues totaling $3.8 million, reflecting a full six months of activity for the OMR products acquired in April 2004. Additionally, SS&C Fund Services and SS&C Direct outsourcing revenues increased $1.9 million, and TradeThru and Xacct revenues increased $1.1 million in total, offset by a decrease of $0.7 million, as a result of a lost client, in SS&C Wealth Management services. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.
Cost of Revenues
      The total cost of revenues was $16.6 million and $9.1 million for the three months ended June 30, 2005 and 2004, respectively. The total cost of revenues increase was mainly due to the increase of $7.0 million in costs associated with the recent acquisitions and increased personnel costs of $0.5 million to support organic revenue growth. The total cost of revenues for the six months ended June 30, 2005 and 2004 was $26.4 million and $15.2 million, respectively. The gross margin decreased to 61% for the six months ended June 30, 2005 from 65% for the comparable period in 2004. The total cost of revenues increase for the six months ended June 30, 2005 was mainly due to the increase of $7.4 million in costs associated with the recent acquisitions and $3.2 million of costs for OMR, reflecting a full six months of activity for this April 2004 acquisition. Additionally, personnel and expenses increased $0.6 million to support the increased revenues. The decrease in gross margins was primarily attributable to our acquisition of FMC, and the amortization of related acquired intangible assets.
      Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $0.8 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively. The cost of software license revenues for the six months ended June 30, 2005 and 2004 was $1.4 million and $1.0 million, respectively. The increase in costs for the three-month period was due to amortization of completed technology associated with our acquisitions of FMC and FI, which added $0.2 million. Costs for the six-month period increased an additional $0.2 million due to the amortization of completed technology associated with OMR, reflecting a full six months of amortization for these assets acquired in April 2004. Cost of software license revenues as a percentage of such revenues increased to 13% for the six months ended June 30, 2005 from 12% for the six months ended June 30, 2004.
      Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of products and regulatory updates. The cost of maintenance revenues was $2.9 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively. The increase in cost of maintenance revenues was primarily due to the recent acquisitions, which added $0.7 million in costs, offset by a reduction of $0.1 million in personnel costs. The cost of maintenance revenues for the six months ended June 30, 2005 and 2004 was $5.0 million and $4.0 million, respectively. The increase in cost of maintenance revenues was due to $0.7 million in additional costs associated with the recent acquisitions and increased costs of $0.7 million related to OMR, reflecting a full six months of activity, offset by a reduction of $0.4 million in personnel costs. The cost of maintenance revenues as a percentage of these revenues remained 23% for the six months ended June 30, 2005, consistent with the six months ended June 30, 2004.
      Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $2.6 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively. The increase in cost of professional services revenues was primarily due to the recent acquisitions, which added $0.9 million in costs, offset by a reduction of $0.1 million in personnel costs. The cost of professional services revenues for the six months ended June 30, 2005 and 2004 was $4.2 million and $3.1 million, respectively. The increase in cost of professional services revenues was attributable to the recent acquisitions, which added $0.9 million, and increased costs of $0.5 million related to OMR, reflecting a full six months of activity, offset by a reduction of $0.3 million in personnel costs. The cost of professional services revenues as a percentage of such revenues increased to 71% for the six months ended June 30, 2005 from 67% for the six months ended June 30, 2004.
      Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $10.4 million and $4.3 million for the three months ended June 30, 2005 and 2004, respectively. The increase in cost of outsourcing revenues was due to $5.2 million of additional costs attributable to the recent acquisitions, and increased personnel costs and other expenses of $0.6 million and $0.3 million, respectively, to support the growth in organic revenue. The cost of outsourcing revenues for the six months ended June 30, 2005 and 2004 was $15.9 million and $7.1 million, respectively. The increase in cost of outsourcing revenues was due to $5.6 million of additional costs attributable to the recent acquisitions, increased costs of $1.8 million reflecting a full six months of activity for OMR, and increased personnel costs and other expenses of $0.9 million and $0.5 million, respectively, to support the growth in organic revenue. The cost of outsourcing revenues as a percentage of such revenues increased slightly to 53% for the six months ended June 30, 2005 from 52% for the six months ended June 30, 2004.
Operating Expenses
      Total operating expenses were $13.3 million and $8.2 million for the three months ended June 30, 2005 and 2004, respectively. The increase in operating expenses was due to recent acquisitions, which added $4.6 million in costs, an increase in bad debt expense of $0.4 million and increased personnel costs of $0.1 million. Total operating expenses for the six months ended June 30, 2005 and 2004 were $21.8 million and $15.3 million, respectively, representing 32% and 35% of total revenues in those respective periods. Included in 2005 operating expenses are additional operating costs of $4.7 million associated with our recent acquisitions and an increase of $1.1 million reflecting a full six months of activity for OMR. Additionally, personnel costs increased $0.2 million and bad debt expense increased $0.4 million, which was due to the benefit recorded in 2004 upon the collection of a significant, aged receivable that had been fully reserved.
      Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $3.9 million and $2.7 million for the three months ended June 30, 2005 and 2004, respectively. The increase in selling and marketing expenses was primarily attributable to our recent acquisitions, which added $1.3 million in costs, offset by a reduction of $0.1 million in personnel costs. Selling and marketing expenses for the six months ended June 30, 2005 and 2004 were

$6.4 million and $4.9 million, respectively, representing 9% and 11%, respectively, of total revenues in those periods. The increase in selling and marketing expenses was primarily attributable to our recent acquisitions, which added $1.3 million in costs, and an increase $0.2 million in costs reflecting a full six months of activity for OMR.
      Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $5.9 million and $3.6 million for the three months ended June 30, 2005 and 2004, respectively. The increase in research and development expenses was attributable to recent acquisitions, which added $2.4 million in costs, offset by a decrease in personnel costs of $0.1 million. Research and development expenses for the six months ended June 30, 2005 and 2004 were $9.4 million and $6.5 million, respectively, representing 14% and 15% of total revenues in those periods, respectively. The increase in research and development expenses was attributable to recent acquisitions, which added $2.4 million in costs, and an increase of $0.7 million reflecting a full six months of activity for OMR, offset by reduced personnel costs of $0.2 million.
      General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $3.5 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively. The increase in general and administrative expenses was due to recent acquisitions, which added $1.0 million in costs, an increase in bad debt expense of $0.4 million and an increase in personnel costs of $0.1 million. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $6.0 million and $3.8 million, respectively, representing 9% of total revenues in each of those periods. The increase in general and administrative expenses was due to recent acquisitions, which added $1.0 million in costs, and increased costs of $0.2 million reflecting a full six months of activity for OMR. Additionally, personnel costs increased $0.3 million, bad debt expense increased $0.4 million and accounting fees increased $0.3 million related in large part to compliance with the Sarbanes-Oxley Act. The increase in bad debt expense was due to the benefit recorded in 2004 upon the collection of a significant, aged receivable that had been fully reserved.
      Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and expenses and other non-operational income and expenses. For the three months ended June 30, 2005 and 2004, we had net interest expense of $451,000 and net interest income of $182,000, respectively. Interest income, net for the six months ended June 30, 2005 and 2004 was $121,000 and $365,000, respectively. The shift from net interest income to net interest expense is related to our acquisition of FMC, for which we used cash on hand of approximately $84.0 million and assumed interest-bearing debt of $75 million. Included in other income, net for the six months ended June 30, 2005 was a non-operational gain of $197,000 resulting from the sale of marketable securities. Included in other income, net for the six months ended June 30, 2004 was a non-operational loss of $26,000 resulting from the sale of marketable securities.
      Provision for Income Taxes. We had effective tax rates of 37.6% and 39.6% for the six month periods ended June 30, 2005 and 2004, respectively. The decrease in our effective tax rate is due to our acquisition of FMC, which is subject to lower statutory tax rates.
Liquidity and Capital Resources
      Our liquidity needs have historically been to finance the costs of operations pending the billing and collection of client receivables, to acquire complementary businesses or assets, to invest in research and development and to repurchase shares of our common stock. Through March 31, 2005, we had historically relied on cash flow from operations for liquidity. In April 2005, we entered into a two-year $75 million credit agreement with Fleet National Bank, the proceeds of which were used to finance a portion of the $159 million purchase price for the outstanding shares of FMC. Upon execution of the agreement, we drew down the full amount of the loan, which consisted of (1) $65 million as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10 million as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced by Bank of America. By January 31, 2006, the maximum amount of borrowings under the agreement will be reduced to $50 million and all amounts outstanding in excess of $50 million must be repaid. As of June 30, 2005, we had $62.0 million outstanding as a Eurodollar Rate Loan bearing interest at 4.21% per annum and $5.0 million outstanding as a Base Rate Loan bearing interest at 6.0% per annum.
      At June 30, 2005, we had $16.4 million of cash and cash equivalents and $8.8 million in marketable securities. In April 2005, we used approximately $84 million of cash on hand to finance a portion of our acquisition of FMC. We expect that our future liquidity needs will consist of financing the costs of operations pending the billing and collection of client receivables, strategic acquisitions that allow us to expand our product offerings and client base, investments in research and development, repayment of debt and payment of dividends, if any, to our stockholders. Our operating cash flow is primarily affected by the overall profitability of the sales of our products and services, our ability to invoice and collect from clients in a timely manner, our ability to efficiently implement our acquisition strategy and our ability to manage costs. We believe that our current cash, cash equivalents and marketable securities balances and anticipated cash flow from operations will be sufficient to meet our working capital, capital expenditure and debt servicing requirements for at least the next 12 months.
Cash Flow
      Our cash, cash equivalents and marketable securities at June 30, 2005 were $25.2 million, which is a decrease of $105.6 million from $130.8 million at December 31, 2004. The decrease was primarily due to cash paid for acquisitions of $177.8 million, offset by net proceeds of $75.0 million from the credit agreement.
      Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2005. Cash provided by operating activities was primarily due to earnings of $12.6 million adjusted for non-cash items of $6.7 million, including a $1.8 million tax benefit related to stock option exercises and an increase of $3.7 million in deferred maintenance and other revenues. These items were partially offset by an increase of $4.0 million in accounts receivable, and increase of $1.1 million in taxes receivable and a decrease in accrued expenses of $1.6 million. Our accounts receivable days sales outstanding at June 30, 2005 was 61 days, compared to 61 days as of June 30, 2004.
      Investing activities used net cash of $88.4 million for the six months ended June 30, 2005. Cash used by investing activities was primarily due to the $177.8 million net cash paid for the acquisitions of FI, FMC, EisnerFast and Achievement offset by the $92.8 million net sales of marketable securities.
      Financing activities provided net cash of $61.6 million for the six months ended June 30, 2005. Cash provided by financing activities was primarily due to the $75.0 million in proceeds from our credit agreement, offset by the $8.0 million repayment of debt, the $5.6 million purchases of treasury stock and the $1.8 million payment of our semi-annual dividend. The exercise of stock options provided cash of $1.7 million.
Off-Balance Sheet Arrangements
      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
Risks Relating to Our Business

Failure to complete the recently announced acquisition of SS&C could negatively affect the market price of our common stock and our future business and operations
      On July 28, 2005, we signed a definitive merger agreement to be acquired by a corporation affiliated with The Carlyle Group, a global private equity firm. If this transaction is not completed for any reason, we will be subject to a number of material risks, including:

•	under circumstances described in the merger agreement, we could be required to pay a termination fee of $30 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the transaction will be completed; and

•	the costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the transaction is not completed.
      If this proposed transaction is not completed for any reason, including without limitation the inability of the acquiror to obtain the necessary debt financing, we may not be able to identify alternative strategic options that are worth pursuing. Prior to the closing of this proposed transaction, or, if this proposed transaction is not consummated, prior to the identification and closing of an alternative transaction, we will be subject to other uncertainties and risks, including:

•	perceived uncertainties as to our future direction may result in the loss of, or failure to attract, clients, employees or business partners; and

•	the diversion of management’s attention could have a material adverse effect on our business, financial condition and results of operations.
      During the pendency of this proposed transaction, we may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the definitive merger agreement. Covenants in that agreement also impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business but that could be favorable to us and our stockholders. As a result, if this proposed transaction is not consummated, we may be at a disadvantage to our competitors.

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

If we are unable to meet our debt obligations, we may be forced to reduce or delay capital expenditures, restructure or refinance indebtedness or seek additional debt or equity financings, any of which may materially and adversely affect our business
      In April 2005, we entered into a $75 million senior revolving credit facility with Fleet National Bank, a Bank of America company, and borrowed the entire amount available under the facility to finance part of the $159 million purchase price for the outstanding shares of FMC. On January 31, 2006, the Fleet facility automatically reduces to a $50 million facility, and we must repay $25 million of the outstanding indebtedness. The maturity date for the remaining indebtedness under the facility is April 12, 2007. Our ability to repay our indebtedness will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors. Some of these factors are beyond our control.
      If we are unable to service our indebtedness or other obligations, we will be forced to examine alternative strategies. These strategies may include reducing or delaying capital expenditures, restructuring or refinancing indebtedness or seeking additional debt or equity financings. Any of these strategies may materially and adversely affect our business.

      Our level of indebtedness could have important consequences to our stockholders, including the following:

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

Our indebtedness subjects us to financial and operating restrictions that could hinder the operation of our business
      Our senior revolving credit facility with Fleet National Bank imposes operating and financial restrictions on us. These restrictions may limit our ability to:

•	incur additional indebtedness,

•	create liens on assets,

•	pay dividends consistent with past practice,

•	sell assets,

•	enter into transactions with affiliates,

•	enter into sale and leaseback transactions,

•	engage in mergers or acquisitions, and

•	make investments.
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
      Some of our current and potential competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

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

William C. Stone has the ability to exercise substantial influence over all matters requiring stockholder and board approval and could make decisions about our business that conflict with the interests of other stockholders
      William C. Stone, our chief executive officer, chairman of the board of directors and principal stockholder, has the ability to exert significant influence over our affairs, including the election of directors and decisions related to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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
      The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Fair Value of
	Investments as
	of June 30, 2005
	Maturing in:

Investments	2005	2006

Fixed Rate Investments	$—	$4,465
Average Interest		3.23%

      We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through June 30, 2005, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.
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
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      On July 28, 2005, Paulena Partners, LLC filed a class action lawsuit against SS&C Technologies, Inc., William C. Stone, William C. Hunter, David W. Clark, Jr., Joseph H. Fisher, Albert L. Lord, Jonathan M. Schofield and Sunshine Acquisition Corporation in the Court of Chancery of the State of Delaware. The complaint seeks to enjoin a proposed buyout by Sunshine Acquisition Corporation, an affiliate of The Carlyle Group, of our outstanding shares of common stock for a price of $37.25 per share in cash. The complaint alleges that the merger agreement does not represent the best price available in the market and allegedly benefits Mr. Stone at the expense of the public stockholders. We believe that the allegations are without merit and intend to defend vigorously the lawsuit.
      On August 3, 2005, Stephen Landen also filed a class action lawsuit against SS&C Technologies, Inc. and its board members in the Court of Chancery of the State of Delaware. The complaint seeks to enjoin the Carlyle acquisition and alleges that the acquisition is in furtherance of an unfair plan by Mr. Stone to take SS&C private in a transaction that is inherently unfair to our public stockholders and is the product of the defendants’ conflicts of interest and breaches of fiduciary duties. We believe that the allegations are without merit and intend to defend vigorously the lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On October 18, 2004, we announced a stock repurchase program providing for expenditures of up to $50 million over the period extending from October 18, 2004 through October 17, 2005.
      The following table summarizes repurchases of our common stock in the quarter ended June 30, 2005 (in thousands, except share and per share data):
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average Price	as Part of	That May yet be
	of Shares	Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

April 1, 2005 - April 30, 2005	—	—	—	$44,416
May 1, 2005 - May 31, 2005	—	—	—	0
June 1, 2005 - June 30, 2005	—	—	—	0

Total	—	—	—	$44,416

Item 4.	Submission of Matters to a Vote of Security Holders
      At our 2005 Annual Meeting of Stockholders held on May 26, 2005, the following matter was acted upon by our stockholders:

1. The election of William C. Stone and William C. Hunter as Class III directors for the ensuing three years.

The number of shares of common stock outstanding and entitled to vote at the annual meeting was 22,970,130. Our other directors, whose terms of office as directors continued after the annual meeting, are David W. Clark, Jr., Joseph H. Fisher, Albert L. Lord and Jonathan M. Schofield. The results of the voting at the annual meeting are set forth below:

	Votes	Votes	Votes		Broker
Matter	For	Withheld	Against	Abstentions	Non-Votes

Election of Directors:
William C. Stone (Class III)	21,228,608	394,106	—	—	—
William C. Hunter (Class III)	21,445,864	176,850	—	—	—

Item 5.	Other Information
      On August 3, 2005, our board of directors declared a semi-annual cash dividend of $0.08 per share, to be payable September 13, 2005 to our stockholders of record at the close of business on August 23, 2005.
      On August 4, 2005, Financial Models Company Ltd., one of our subsidiaries, executed a Joinder Agreement in which it joined OMR Systems Corporation as a guarantor of SS&C’s obligations under the Credit Agreement, dated as of April 13, 2005, as amended, between SS&C and Fleet National Bank, a Bank of America company. All guarantees made by Financial Models Company Ltd. are guarantees of payment and performance, not of collection. The Credit Agreement, which expires on April 12, 2007, provides for a $75,000,000 senior revolving credit facility through January 31, 2006, at which time the facility will be reduced to $50,000,000 (and all amounts outstanding in excess of $50,000,000 must be repaid). A copy of the Joinder Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.7 and is incorporated herein by reference as though fully set forth herein. The foregoing summary of the Joinder Agreement is qualified in its entirety by the complete text of the Joinder Agreement filed herewith.

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

Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 8, 2005

Exhibit Index

Exhibit
Number	Description

4.1	Common Stock Purchase Warrant, dated June 3, 2005, issued by the Registrant to Rocket Ventures II SBIC, L.P.

4.2	Common Stock Purchase Warrant, dated June 3, 2005, issued by the Registrant to Special Equity IV, L.P.

10.1	Credit Agreement, dated as of April 13, 2005, between Fleet National Bank, a Bank of America Company, and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2005 (File No. 000-28430)

10.2	Promissory Note, dated April 13, 2005, from the Registrant to Fleet National Bank, a Bank of America Company, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2005 (File No. 000-28430)

10.3	Joint and Several Continuing Guaranty Agreement, dated as of April 13, 2005, by OMR Systems Corporation in favor of Fleet National Bank, a Bank of America Company, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2005 (File No. 000-28430)

10.4	Amendment One, dated as of May 27, 2005, between Fleet National Bank, a Bank of America Company, and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 2, 2005 (File No. 000-28430)

10.5	Fourth Amendment to Lease, effective as of June 7, 2005, between the Registrant and New Boston Lamberton Limited Partnership

10.6	Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement dated as of November 13, 1998

10.7	Joinder Agreement, dated as of August 4, 2005, between Fleet National Bank, a Bank of America Company, and Financial Models Company Ltd.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002