Form 10-Q
period 2005-09-30
SS&C TECHNOLOGIES INC
filed 2005-10-28
CIK 1011661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares outstanding of the issuer’s classes of common stock as of October 25, 2005:

Class	Number of Shares Outstanding

Common stock, par value $0.01 per share	23,574,162

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

	(In thousands)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,853	$28,913
Investments in marketable securities	8,700	101,922
Accounts receivable, net of allowance for doubtful accounts of $2,403 and $766, respectively	31,967	13,545
Prepaid expenses and other current assets	3,499	1,607

Total current assets	59,019	145,987

Property and equipment
Leasehold improvements	5,373	4,100
Equipment, furniture, and fixtures	23,923	18,016

	29,296	22,116
Less accumulated depreciation	(18,569)	(16,763)

Net property and equipment	10,727	5,353

Deferred income taxes	—	5,894
Goodwill	163,318	16,227
Intangible and other assets, net of accumulated amortization of $9,769 and $5,570, respectively	75,564	12,202

Total assets	$308,628	$185,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$17,018	$—
Accounts payable	3,732	1,073
Income taxes payable	651	609
Accrued employee compensation and benefits	7,167	6,248
Other accrued expenses	6,240	3,549
Deferred income taxes	735	188
Dividend payable	—	1,850
Deferred maintenance and other revenue	24,875	16,052

Total current liabilities	60,418	29,569
Long-term debt	50,000	—
Deferred income taxes	7,761	—

Total liabilities	118,179	29,569

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock	320	313
Additional paid-in capital	200,008	185,032
Accumulated other comprehensive income	8,412	1,140
Retained earnings	40,713	23,029

	249,453	209,514
Less: cost of common stock in treasury; 8,450 and 8,191 shares	59,004	53,420

Total stockholders’ equity	190,449	156,094

Total liabilities and stockholders’ equity	$308,628	$185,663

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Revenues:
Software licenses	$7,567	$4,116	$17,884	$12,444
Maintenance	13,263	9,521	35,067	26,742
Professional services	3,633	2,973	9,565	7,550
Outsourcing	21,647	8,553	51,723	22,100

Total revenues	46,110	25,163	114,239	68,836

Cost of revenues:
Software licenses	913	600	2,267	1,630
Maintenance	3,199	2,173	8,224	6,162
Professional services	2,171	1,769	6,377	4,842
Outsourcing	12,958	4,613	28,808	11,701

Total cost of revenues	19,241	9,155	45,676	24,335

Gross profit	26,869	16,008	68,563	44,501

Operating expenses:
Selling and marketing	4,167	2,844	10,540	7,791
Research and development	5,772	3,703	15,195	10,211
General and administrative	3,820	1,947	9,814	5,785
Merger costs related to the pending sale of SS&C	1,171	—	1,171	—

Total operating expenses	14,930	8,494	36,720	23,787

Operating income	11,939	7,514	31,843	20,714
Interest income (expense), net	(677)	472	(556)	837
Other income (expense), net	211	(5)	326	(21)

Income before income taxes	11,473	7,981	31,613	21,530
Provision for income taxes	4,478	3,138	12,060	8,504

Net income	$6,995	$4,843	$19,553	$13,026

Basic earnings per share	$0.30	$0.21	$0.84	$0.63

Basic weighted average number of common shares outstanding	23,533	23,019	23,232	20,525

Diluted earnings per share	$0.28	$0.20	$0.80	$0.60

Diluted weighted average number of common and common equivalent shares outstanding	24,729	24,176	24,408	21,873

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2005	2004

	(In thousands, except share
	information)
	(Unaudited)
Cash flow from operating activities:
Net income	$19,553	$13,026

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,277	3,322
Amortization of loan origination costs	59	—
Net realized losses (gains) on investments in marketable securities	(197)	26
Loss (gain) on sale or disposal of property and equipment	15	(7)
Deferred income taxes	650	970
Income tax benefit related to exercise of stock options	2,375	2,409
Provision for doubtful accounts	930	(168)
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(8,143)	522
Prepaid expenses and other assets	(343)	232
Accounts payable	801	(382)
Accrued expenses	(2,506)	813
Income taxes payable	578	(58)
Deferred maintenance and other revenues	(9)	(1,271)

Total adjustments	1,487	6,408

Net cash provided by operating activities	21,040	19,434

Cash flow from investing activities:
Additions to property and equipment	(2,092)	(588)
Proceeds from sale of property and equipment	3	7
Cash paid for business acquisitions, net of cash acquired	(183,604)	(23,540)
Cash paid for long-term investment	(2,000)	—
Purchases of marketable securities	(88,250)	(112,889)
Sales of marketable securities	181,037	50,708

Net cash used in investing activities	(94,906)	(86,302)

Cash flow from financing activities:
Repayment of debt	(8,013)	—
Net proceeds from note payable	75,000	—
Issuance of common stock	343	74,627
Exercise of options	2,279	1,897
Purchase of common stock for treasury	(5,584)	—
Common stock dividends	(3,718)	(2,944)

Net cash provided by financing activities	60,307	73,580

Effect of exchange rate changes on cash	(501)	(57)

Net (decrease) increase in cash and cash equivalents	(14,060)	6,655
Cash and cash equivalents, beginning of period	28,913	15,261

Cash and cash equivalents, end of period	$14,853	$21,916

      Supplemental disclosure of non-cash investing activities:
      In connection with the acquisition of Financial Interactive, Inc., the Company issued 358,424 shares of common stock and warrants to purchase 50,000 shares of common stock, valued at $9,985,000 in total.
See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation
      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to present fairly its financial position as of September 30, 2005 and the results of its operations for the three months and nine months ended September 30, 2005 and 2004. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2004, which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2004 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the expected results for the full year.

2.	Marketable Securities
      At September 30, 2005 and December 31, 2004, the cost basis, fair market value, and unrealized gains and losses by major security type, were as follows (in thousands):

		Gross
		Unrealized
September 30, 2005:	Cost	Gains (losses)	Fair Value

State, municipal and county government bonds	$1,152	$—	$1,152
US Government securities	4,554	(55)	4,499
Equities	2,529	520	3,049

Total	$8,235	$465	$8,700

		Gross
		Unrealized
December 31, 2004:	Cost	Gains/(losses)	Fair Value

State, municipal and county government bonds	$73,327	$(22)	$73,305
US Government securities	6,517	(8)	6,509
Corporate bonds	17,015	(2)	17,013
Equities	3,965	1,130	5,095

Total	$100,824	$1,098	$101,922

3.	Stock-based Compensation
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

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income, as reported	$6,995	$4,843	$19,553	$13,026
Deduct: total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effects	308	310	963	954

Net income, pro forma	$6,687	$4,533	$18,590	$12,072

Reported net income per share
Basic	$0.30	$0.21	$0.84	$0.63
Diluted	$0.28	$0.20	$0.80	$0.60
Pro forma net income per share
Basic	$0.28	$0.20	$0.80	$0.59
Diluted	$0.27	$0.19	$0.76	$0.55
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
      Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share includes no dilution and is computed by dividing income available to the Company’s common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and stock warrants using the treasury stock method. Common equivalent shares are excluded from the computation of diluted earnings per share if the effect of including such common equivalent shares is antidilutive because their exercise prices exceed the fair value of common stock. Options and warrants to purchase 157,250 and 189,000 shares were outstanding at September 30, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share because the effect of including the

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
options would be antidilutive. Income available to stockholders is the same for basic and diluted earnings per share. A reconciliation of the shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Weighted average common shares outstanding — used in calculation of basic earnings per share	23,533	23,019	23,232	20,525
Weighted average common stock equivalents — options and warrants	1,196	1,157	1,176	1,348

Weighted average common and common equivalent shares outstanding — used in calculation of diluted earnings per share	24,729	24,176	24,408	21,873

5.	Comprehensive Income
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
      The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income	$6,995	$4,843	$19,553	$13,026
Foreign currency translation gain (loss)	7,508	71	7,657	(66)
Unrealized (losses) gains on marketable securities, net of tax	(59)	8	(385)	68

Total comprehensive income	$14,444	$4,922	$26,825	$13,028

6.	Stock Repurchase Program
      On October 18, 2004, the Company’s Board of Directors authorized the continued repurchase of shares of the Company’s common stock up to an additional expenditure of $50 million through October 17, 2005. During the nine months ended September 30, 2005, the Company repurchased 259,050 shares for approximately $5.6 million. As of September 30, 2005, the Company had repurchased a total of 8.5 million shares of common stock for approximately $59.0 million since the inception of the program in May 2000. The Company uses the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account.

7.	Pending Sale of the Company
      On July 28, 2005, the Company signed a definitive agreement to be acquired by Sunshine Acquisition Corporation, a corporation affiliated with The Carlyle Group, a global private equity firm. Under the terms

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
of the agreement, the Company’s stockholders will receive $37.25 in cash for each share of the Company’s common stock. The transaction is expected to be completed during the fourth quarter of 2005 and is subject to various conditions, including approval by the Company’s stockholders, the closing of debt financing arrangements set forth in a commitment letter received by Sunshine Acquisition Corporation and other customary closing conditions.

8.	Acquisitions
      On August 24, 2005, the Company acquired substantially all the assets of MarginMan, a business within Integral Development Corporation, for $5.6 million, plus the costs of effecting the acquisition, and the assumption of certain liabilities. MarginMan provides collateralized trading software to the foreign exchange marketplace.
      The net assets and results of operations of MarginMan have been included in the Company’s consolidated financial statements from August 24, 2005. The purchase price was allocated to tangible and intangible assets and liabilities assumed based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and contractual relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over a life of approximately seven years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill.
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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following summarizes the allocation of the purchase price for the acquisitions of MarginMan, FI, FMC, EisnerFast and Achievement (in thousands):

	MarginMan	FI	FMC	EisnerFast	Achievement

Assets acquired, net of cash received	$105	$815	$16,223	$1,089	$3
Purchased technology	1,447	1,306	9,683	—	210
Acquired client contracts and relationships	2,266	2,078	37,103	8,587	—
Trade names	76	138	814	—	—
Goodwill	2,297	9,825	113,380	17,105	350
Deferred income taxes	—	(323)	(13,835)	—	—
Other liabilities assumed	(516)	(3,388)	(11,633)	(1,449)	(91)

Consideration paid	$5,675	$10,451	$151,735	$25,332	$472

      The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of MarginMan, FI, FMC, EisnerFast and Achievement occurred on January 1, 2004. This unaudited pro forma information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenues	$46,356	$41,579	$135,893	$119,384
Net income	6,952	4,162	19,702	11,732
Basic earnings per share	$0.30	$0.18	$0.85	$0.57
Diluted earnings per share	$0.28	$0.17	$0.81	$0.54

9.	Revolving Credit Facility
      On April 13, 2005, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Fleet National Bank regarding a two-year, $75,000,000 senior revolving credit facility intended to finance a portion of the Company’s acquisition of Financial Models Company Inc. (“FMC”) and related fees and expenses and to provide ongoing working capital and cash for other general corporate purposes. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow funds from Fleet, initially in the principal amount of $75 million and including a $5 million sublimit for the issuance of standby and commercial letters of credit. By January 31, 2006, the maximum amount of borrowings under the Credit Agreement will be reduced to $50 million and all amounts outstanding in excess of $50 million must be repaid. Loans outstanding under the credit agreement may be prepaid at any time in whole or in part without premium or penalty, with limited exceptions. In addition, there are customary negative covenants, including financial covenants and covenants relating to liens, investments, indebtedness, fundamental changes, dispositions, and non-standard dividends and distributions. Upon execution of the Credit Agreement on April 13, 2005, the Company drew down the full amount of the Loan, which consisted of (1) $65 million as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10 million as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced by Bank of America, N.A. The

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
obligations of the Company under the credit agreement are guaranteed by OMR Systems Corporation and Financial Models Company Ltd., both of which are wholly-owned subsidiaries of the Company. At September 30, 2005, the Company had $67.0 million outstanding as a Eurodollar Rate Loan bearing interest at 4.77% per annum.

10.	Commitments and Contingencies
      In connection with the definitive merger agreement signed on July 28, 2005 to be acquired by a corporation affiliated with The Carlyle Group, two purported class action lawsuits were filed against the Company, each of its directors and, with respect to the first matter described below, Sunshine Acquisition Corporation, in the Court of Chancery of the State of Delaware, in and for New Castle County.
      On July 28, 2005, Paulena Partners, LLC filed a complaint purporting to state claims for breach of fiduciary duty against all of the Company’s directors. The complaint alleges, among other things, that the merger will benefit the Company’s management at the expense of its public stockholders and that the merger consideration to be paid to stockholders is inadequate and does not represent the best price available in the marketplace for the Company, and the directors breached their fiduciary duties to the stockholders in negotiating and approving the merger. The complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper.
      On August 3, 2005, Stephen Landen filed a complaint purporting to state claims for breach of fiduciary duty against all of the Company’s directors. The complaint alleges, among other things, that the merger will benefit Mr. Stone and Carlyle at the expense of the public stockholders, that the merger consideration to be paid to stockholders is unfair and that the process by which the merger was approved was unfair and that the directors breached their fiduciary duties to the stockholders in negotiating and approving the merger. The complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is consummated prior to the receipt of such relief), compensatory and/or rescissory damages to the class, costs and disbursements of the lawsuit, including attorneys’ and experts’ fees, along with such other relief as the court might find just and proper.
      The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding regarding the settlement of the litigation. In connection with the settlement, the Company agreed to make certain additional disclosures to its stockholders. The memorandum of understanding contemplates that the parties will enter into a settlement agreement. The settlement agreement will be subject to customary conditions, including Court approval following notice to the Company’s stockholders. In the event that the parties enter into a settlement agreement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all the claims that were or could have been brought in the action that is being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the Court for an award of attorneys’ fees and expenses to be paid by us or our successors in interest. The amount of the award of attorneys’ fees and expenses that will be sought by plaintiffs’ counsel has not yet been determined, and no amounts have been accrued by the Company as of September 30, 2005. The parties’ respective positions on the amount will be set forth in the notice to be sent to the Company’s stockholders prior to the hearing. The settlement will not affect the amount of merger consideration to be paid in the merger or any other terms of the merger agreement.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

11.	International Sales and Geography Information
      The Company manages its business primarily on a geographic basis and operates in one segment. The Company attributes net sales to an individual country based upon location of the customer. The Company’s reportable regions consist of the United States, Americas, excluding the United States, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
      Revenues by geography were (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

United States	$27,824	$18,751	$74,484	$54,459
Americas excluding United States	8,262	900	15,725	2,711
Europe	8,828	4,675	21,572	9,854
Asia Pacific and Japan	1,196	837	2,458	1,812

	$46,110	$25,163	$114,239	$68,836

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
      Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K. Our critical accounting policies are described in our annual filing on Form 10-K and include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Marketable Securities

Results of Operations for the three months and nine months ended September 30, 2005 and 2004
      The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2005	2004	Change	2005	2004	Change

Revenues:
Software licenses	$7,567	$4,116	84%	$17,884	$12,444	44%
Maintenance	13,263	9,521	39%	35,067	26,742	31%
Professional services	3,633	2,973	22%	9,565	7,550	27%
Outsourcing	21,647	8,553	153%	51,723	22,100	134%

Total revenues	$46,110	$25,163	83%	$114,239	$68,836	66%

      The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Software licenses	16%	16%	16%	18%
Maintenance	29%	38%	31%	39%
Professional services	8%	12%	8%	11%
Outsourcing	47%	34%	45%	32%

Revenues
      We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended September 30, 2005 were $46.1 million, increasing 83% from $25.2 million in the same period in 2004. Organic growth was 10%, accounting for $2.6 million of the increase, and was led by increased demand of $1.3 million for CAMRA products and services, an increase of $0.7 for Real-Time products and services, increases of $0.4 million each for LMS and AdvisorWare products and increases in sales of SKYLINE, Antares, Xacct, Mabel and Municipal Finance products and totaling $0.7 million, offset by reduced sales of $0.4 million each for Total Return products and TradeThru services and reduced sales for $0.1 million for PTS products. The remaining $18.2 million increase was due to sales of products and services that we acquired in our recent acquisitions of MarginMan, FMC, Financial Interactive, EisnerFast and Achievement. Revenues for the nine months ended September 30, 2005 were $114.2 million, increasing 66% from $68.8 million in the same period in 2004. Organic growth accounted for $6.2 million of the increase and was driven by increased demand of $1.8 million for AdvisorWare outsourcing services, an increase of $1.2 million for CAMRA products and services, increases of $0.8 million each for LMS and SKYLINE products and SS&C Direct and Xacct outsourcing services, and increases in sales of our Antares, Mabel, Real-Time, TradeThru and Municipal Finance products and services totaling $1.6 million, offset by reduced sales totaling $1.6 million for SS&C Wealth Management services, PortPro, Total Return and PTS products and services. TradeThru and Xacct revenues increased an additional $6.4 million, reflecting a full nine months of activity for the OMR products acquired in April 2004. The remaining $32.8 million increase was due to sales of products and services that we acquired in our recent acquisitions of MarginMan, FMC, Financial Interactive, EisnerFast and Achievement.
      Software Licenses. Software license revenues for the three months ended September 30, 2005 were $7.6 million, increasing $3.5 million, or 84%, from $4.1 million for the three months ended September 30, 2004. Organic growth accounted for $1.9 million of the increase, and was led by increases in sales of our CAMRA, LMS, Mabel, SKYLINE and Real-Time products totaling $2.3 million, offset by a decrease in sales of our Total Return product of $0.4 million. The remaining increase of $1.6 million was due to sales of products that we acquired in our recent acquisitions of FMC and FI. Software license revenues were $17.9 million and $12.4 million for the nine months ended September 30, 2005 and 2004, respectively. The increase of $5.5 million was due to the recent acquisitions, which contributed $2.4 million, an increase of $0.8 million each in sales of our SKYLINE and LMS products, an increase of $0.6 million for our Real-Time product and increases in sales of CAMRA, TradeThru, AdvisorWare, Antares and Mabel products totaling $1.2 million, offset by a decrease of $0.3 million in sales of our Total Return product. The increased SKYLINE license revenues were mainly due to the release of SKYLINE 2005 during the fourth quarter of 2004. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
      Maintenance. Maintenance revenues were $13.3 million and $9.5 million for the three months ended September 30, 2005 and 2004, respectively. The increase of $3.8 million was mainly due to our recent acquisitions, which contributed $3.2 million, and an increase in CAMRA maintenance of $0.2 million. The remaining increase of $0.4 million was spread among numerous products. Maintenance revenues were $35.1 million and $26.7 million for the nine months ended September 30, 2005 and 2004, respectively. Maintenance revenue growth of $8.4 million was due to our recent acquisitions, which added $5.5 million, and additional TradeThru revenue of $1.5 million, reflecting a full nine months of activity for the OMR product acquired in April 2004. Additionally, CAMRA maintenance increased $0.5 million and the remaining increase of $0.9 million was spread among numerous products. The increase in CAMRA revenues was mainly due to favorable client maintenance renewals and annual maintenance fee increases. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
      Professional Services. Professional services revenues were $3.6 million and $3.0 million for the three months ended September 30, 2005 and 2004, respectively. The increase in professional services revenues was primarily due to our acquisitions of FMC, Financial Interactive and MarginMan, which contributed $1.6 million in revenues. Additionally, an increase of $0.2 million for CAMRA implementation services was offset by decreases totaling $1.2 million for TradeThru, Real-Time, AdvisorWare and Debt & Derivatives product services. Professional service revenues were $9.6 million and $7.6 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in professional services revenues was due to our recent acquisitions, which accounted for $2.5 million of the increase. Additionally, an increase of $0.3 million for CAMRA implementation services was offset by decreases totaling $0.8 million for Real-Time, AdvisorWare, PTS and Debt & Derivatives product services. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
      Outsourcing. Outsourcing revenues were $21.6 million and $8.6 million for the three months ended September 30, 2005 and 2004, respectively. The increase in outsourcing revenues was primarily due to our recent acquisitions of FMC and EisnerFast, which contributed $11.9 million in total. Increased demand and the addition of new clients for our SS&C Fund Services and SS&C Direct outsourcing services contributed $0.7 million of the increase, and TradeThru and Xacct revenues increased $0.3 million and $0.1 million, respectively. Outsourcing revenues for the nine months ended September 30, 2005 and 2004 were $51.7 million and $22.1 million, respectively. The increase was primarily due to our recent acquisitions, which contributed $22.3 million, and additional TradeThru and Xacct revenues totaling $3.8 million, reflecting a full nine months of activity for the OMR products acquired in April 2004. Additionally, SS&C Fund Services and SS&C Direct outsourcing revenues increased $2.6 million, and TradeThru and Xacct revenues increased $1.5 million in total, offset by a decrease of $0.6 million, as a result of a lost client, in SS&C Wealth Management services. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues
      The total cost of revenues was $19.2 million and $9.2 million for the three months ended September 30, 2005 and 2004, respectively. The total cost of revenues increase was mainly due to the increase of $9.1 million in costs associated with the recent acquisitions and increased personnel costs and data fees of $0.8 million and $0.1 million, respectively, to support organic revenue growth. The total cost of revenues for the nine months ended September 30, 2005 and 2004 was $45.7 million and $24.3 million, respectively. The gross margin decreased to 60% for the nine months ended September 30, 2005 from 65% for the comparable period in 2004. The total cost of revenues increase for the nine months ended September 30, 2005 was mainly due to the increase of $16.5 million in costs associated with the recent acquisitions and $3.2 million of costs for OMR, reflecting a full nine months of activity for this April 2004 acquisition. Additionally, personnel costs and other expenses increased $1.7 million to support the increased revenues. The decrease in gross margins was primarily attributable to our acquisitions of FMC and Eisnerfast, which were operating at gross margins lower than our historically gross margins and include the impact of amortization related to acquired intangible assets.
      Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $0.9 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively. The cost of software license revenues for the nine months ended September 30, 2005 and 2004 was $2.3 million and $1.6 million, respectively. The increase in costs was due to amortization of completed technology associated with our acquisitions of FMC and Financial Interactive, which added costs of $0.3 million and $0.5 million for the three-month and nine-month periods, respectively. Costs for the nine-month period increased an additional $0.2 million due to the amortization of completed technology associated with OMR, reflecting a full nine months of amortization for these assets acquired in April 2004. Cost of software license revenues as a percentage of such revenues was 13% for each of the nine months ended September 30, 2005 and September 30, 2004.
      Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of acquired client relationships. The cost of maintenance revenues was $3.2 million and $2.2 million for the three months ended September 30, 2005 and 2004, respectively. The increase in cost of maintenance revenues was due the recent acquisitions, which added $1.0 million in costs. The cost of maintenance revenues for the nine months ended September 30, 2005 and 2004 was $8.2 million and $6.2 million, respectively. The increase in cost of maintenance revenues was due to $1.7 million in additional costs associated with the recent acquisitions and increased costs of $0.7 million related to OMR, reflecting a full nine months of activity, offset by a reduction of $0.4 million in personnel costs. The cost of maintenance revenues as a percentage of these revenues remained at 23% for the nine months ended September 30, 2005, consistent with the nine months ended September 30, 2004.
      Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $2.2 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively. The increase in cost of professional services revenues was primarily due to the recent acquisitions, which added $0.5 million in costs, offset by a reduction of $0.1 million in personnel costs. The cost of professional services revenues for the nine months ended September 30, 2005 and 2004 was $6.4 million and $4.8 million, respectively. The increase in cost of professional services revenues was attributable to the recent acquisitions, which added $1.4 million, and increased costs of $0.5 million related to OMR, reflecting a full nine months of activity, offset by a reduction of $0.3 million in personnel costs. The cost of professional services revenues as a percentage of such revenues increased to 67% for the nine months ended September 30, 2005 from 64% for the nine months ended September 30, 2004.
      Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients, information systems infrastructure, market data pricing fees and amortization of acquired client relationships. The cost of outsourcing revenues was $13.0 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively. The increase in cost of outsourcing revenues was due to $7.2 million of additional costs attributable to recent acquisitions, and increased personnel costs and other expenses of $0.8 million and $0.4 million, respectively, to support the growth in organic revenue. The cost of outsourcing revenues for the nine months ended September 30, 2005 and 2004 was $28.8 million and $11.7 million, respectively. The increase in cost of outsourcing revenues was due to $12.8 million of additional costs attributable to the recent acquisitions, increased costs of $1.8 million reflecting a full nine months of activity for OMR, and increased personnel costs and other expenses of $1.8 million and $0.7 million, respectively, to support the growth in organic revenue. The cost of outsourcing revenues as a percentage of such revenues increased to 56% for the nine months ended September 30, 2005 from 53% for the nine months ended September 30, 2004.

Operating Expenses
      Total operating expenses were $14.9 million and $8.5 million for the three months ended September 30, 2005 and 2004, respectively. The increase in operating expenses was due to recent acquisitions, which added $4.8 million in costs and additional bad debt expense of $0.6 million, offset by a reduction in personnel costs of $0.2 million. Additionally, we incurred costs of $1.2 million related to The Carlyle Group’s pending acquisition of our company. Total operating expenses for the nine months ended September 30, 2005 and 2004 were $36.7 million and $23.8 million, respectively, representing 32% and 35% of total revenues in those respective periods. Included in 2005 operating expenses are additional operating costs of $9.5 million associated with our recent acquisitions, an increase of $1.1 million reflecting a full nine months of activity for OMR and $1.2 million of costs related to the Carlyle acquisition. Additionally, bad debt expense increased $1.1 million, which was partially due to the benefit recorded in 2004 upon the collection of a significant, aged receivable that had been fully reserved.

      Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $4.2 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively. The increase in selling and marketing expenses was primarily attributable to our recent acquisitions, which added $1.6 million in costs and increased advertising expenses of $0.1 million, offset by a reduction of $0.3 million in personnel costs. Selling and marketing expenses for the nine months ended September 30, 2005 and 2004 were $10.5 million and $7.8 million, respectively, representing 9% and 11%, respectively, of total revenues in those periods. The increase in selling and marketing expenses was primarily attributable to our recent acquisitions, which added $2.9 million in costs, and an increase of $0.2 million in costs reflecting a full nine months of activity for OMR, offset by a reduction of $0.2 million each in personnel costs and independent contractor expenses.
      Research and Development. Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $5.8 million and $3.7 million for the three months ended September 30, 2005 and 2004, respectively. The increase in research and development expenses was due to the recent acquisitions, which added $2.1 million in costs. Research and development expenses for the nine months ended September 30, 2005 and 2004 were $15.2 million and $10.2 million, respectively, representing 13% and 15% of total revenues in those periods, respectively. The increase in research and development expenses was attributable to recent acquisitions, which added $4.5 million in costs, and an increase of $0.7 million reflecting a full nine months of activity for OMR, offset by reduced personnel costs of $0.2 million.
      General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $3.8 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively. The increase in general and administrative expenses was due to recent acquisitions, which added $1.1 million in costs, additional personnel costs and other expenses of $0.1 million each and an increase in bad debt expense of $0.6 million. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $9.8 million and $5.8 million, respectively, representing 9% and 8% of total revenues in those periods, respectively. The increase in general and administrative expenses was due to recent acquisitions, which added $2.1 million in costs, and increased costs of $0.2 million reflecting a full nine months of activity for OMR. Additionally, personnel costs increased $0.3 million, bad debt expense increased $1.1 million and accounting fees increased $0.3 million related in large part to compliance with the Sarbanes-Oxley Act. The increase in bad debt expense was partially due to the benefit recorded in 2004 upon the collection of a significant, aged receivable that had been fully reserved.
      Merger Costs Related to the Pending Sale of SS&C. During the three months ended September 30, 2005, we incurred $1.2 million in expenses for investment banking, legal and accounting services related to the previously announced acquisition of the company by The Carlyle Group.
      Interest and Other Income (Expense), Net. Interest and other income, net consists primarily of interest income and other non-operational income and expenses. For the three months ended September 30, 2005 and 2004, we had net interest expense of $677,000 and net interest income of $472,000, respectively. For the nine months ended September 30, 2005 and 2004, we had net interest expense of $556,000 and net interest income of $837,000, respectively. The shift from net interest income to net interest expense was related to our acquisition of FMC, for which we used cash on hand of approximately $84.0 million and assumed interest-bearing debt of $75 million. Other income, net increased to $211,000 and $326,000 for the three and nine months ended September 30, 2005, respectively, from a net expenditure of $5,000 and $21,000 for the three and nine months ended September 2004, respectively. Included in other income, net for the nine months ended September 30, 2005 was a non-operational gain of $197,000 resulting from the sale of marketable securities. Included in other income, net for the nine months ended September 30, 2004 was a non-operational loss of $26,000 resulting from the sale of marketable securities
      Provision for Income Taxes. We had an effective tax rate of 38% and 39% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate is due to more income being generated in Canada, which is taxed at a lower statutory tax rate. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at September 30, 2005.

Liquidity and Capital Resources
      Our liquidity needs have historically been to finance the costs of operations pending the billing and collection of client receivables, to acquire complementary businesses or assets, to invest in research and development and to repurchase shares of our common stock. Through March 31, 2005, we had historically relied on cash flow from operations for liquidity. In April 2005, we entered into a two-year $75 million credit agreement with Fleet National Bank, the proceeds of which were used to finance a portion of the $159 million purchase price for the outstanding shares of FMC. Upon execution of the agreement, we drew down the full amount of the loan, which consisted of (1) $65 million as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10 million as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced by Bank of America. By January 31, 2006, the maximum amount of borrowings under the agreement will be reduced to $50 million and all amounts outstanding in excess of $50 million must be repaid. As of September 30, 2005, we had $67.0 million outstanding as a Eurodollar Rate Loan bearing interest at 4.77% per annum.
      At September 30, 2005, we had $14.9 million of cash and cash equivalents and $8.7 million in marketable securities. In April 2005, we used approximately $84 million of cash on hand to finance a portion of our acquisition of FMC. We expect that our future liquidity needs will consist of financing the costs of operations pending the billing and collection of client receivables, strategic acquisitions that allow us to expand our product offerings and client base, investments in research and development, repayment of debt and payment of dividends, if any, to our stockholders. Our operating cash flow is primarily affected by the overall profitability of the sales of our products and services, our ability to invoice and collect from clients in a timely manner, our ability to efficiently implement our acquisition strategy and our ability to manage costs. We believe that our current cash, cash equivalents and marketable securities balances, anticipated cash flow from operations and availability on our revolving credit facility will be sufficient to meet our working capital, capital expenditure and debt servicing requirements for at least the next 12 months.

Cash Flow
      Our cash, cash equivalents and marketable securities at September 30, 2005 were $23.6 million, which is a decrease of $107.2 million from $130.8 million at December 31, 2004. The decrease was primarily due to cash paid for acquisitions of $183.6 million, offset by net proceeds of $75.0 million from the credit agreement.
      Net cash provided by operating activities was $21.0 million for the nine months ended September 30, 2005. Cash provided by operating activities was primarily due to earnings of $19.6 million adjusted for non-cash items of $11.1 million, including a $2.4 million tax benefit related to stock option exercises and an increase of $0.8 million and $0.6 million in accounts payable and taxes payables, respectively. These items were partially offset by an increase of $8.1 million in accounts receivable, and increase in prepaid expenses and other assets of $0.3 million and a decrease in accrued expenses of $2.5 million. Our accounts receivable days sales outstanding at September 30, 2005 was 62 days, compared to 45 days at December 31, 2004 and 61 days as of June 30, 2005. The increase from December 31, 2004 was primarily due to the transition of receivables related to our acquisition of FMC, and we expect the accounts receivable days sales outstanding to improve in subsequent quarters.

      Investing activities used net cash of $94.9 million for the nine months ended September 30, 2005. Cash used by investing activities was primarily due to the $183.6 million net cash paid for the acquisitions of MarginMan, Financial Interactive, FMC, EisnerFast and Achievement offset by the $92.8 million net sales of marketable securities.
      Financing activities provided net cash of $60.3 million for the nine months ended September 30, 2005. Cash provided by financing activities was primarily due to the $75.0 million in proceeds from our credit agreement, offset by the $8.0 million repayment of debt, the $5.6 million purchases of treasury stock and the $3.7 million payment of our semi-annual dividends. The exercise of stock options provided cash of $2.3 million.

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
     Risks Relating to Our Common Stock

Our stock price is volatile and may continue to be volatile in the future, which could result in substantial losses for our investors
      The trading price of our common stock has been highly volatile. The following factors may significantly and adversely affect the trading price of our common stock:

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
      The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Fair Value of
	Investments as of
	September 30, 2005
	Maturing in:

Investments	2005	2006

Fixed Rate Investments	$—	$4,445
Average Interest		3.23%
      We invoice clients primarily in U.S. dollars and in local currency in those countries in which we have branch and subsidiary operations. We are exposed to foreign exchange rate fluctuations from the time clients are invoiced in local currency until collection occurs. Through September 30, 2005, foreign currency fluctuations have not had a material effect on our financial position or results of operations, and therefore we believe that our potential foreign currency exchange rate exposure is not material.
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
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      In connection with the definitive merger agreement that we signed on July 28, 2005 to be acquired by a corporation affiliated with The Carlyle Group, two purported class action lawsuits were filed against us, each of our directors and, with respect to the first matter described below, Sunshine Acquisition Corporation, in the Court of Chancery of the State of Delaware, in and for New Castle County.
      On July 28, 2005, Paulena Partners, LLC filed a complaint purporting to state claims for breach of fiduciary duty against all of our directors. The complaint alleges, among other things, that the merger will benefit our management at the expense of the public stockholders and that the merger consideration to be paid to stockholders is inadequate and does not represent the best price available in the marketplace for us, and the directors breached their fiduciary duties to the stockholders in negotiating and approving the merger. The complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper.
      On August 3, 2005, Stephen Landen filed a complaint purporting to state claims for breach of fiduciary duty against all of our directors. The complaint alleges, among other things, that the merger will benefit Mr. Stone and Carlyle at the expense of the public stockholders, that the merger consideration to be paid to stockholders is unfair and that the process by which the merger was approved was unfair and that the directors breached their fiduciary duties to the stockholders in negotiating and approving the merger. The complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is consummated prior to the receipt of such relief), compensatory and/or rescissory damages to the class, costs and disbursements of the lawsuit, including attorneys’ and experts’ fees, along with such other relief as the court might find just and proper.
      The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding regarding the settlement of the litigation. In connection with the settlement, we agreed to make certain additional disclosures to our stockholders. The memorandum of understanding contemplates that the parties will enter into a settlement agreement. The settlement agreement will be subject to customary conditions, including Court approval following notice to our stockholders. In the event that the parties enter into a settlement agreement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all the claims that were or could have been brought in the action that is being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the Court for an award of attorneys’ fees and expenses to be paid by us or our successors in interest. The amount of the award of attorneys’ fees and expenses that will be sought by plaintiffs’ counsel has not yet been determined. The parties’ respective positions on the amount will be set forth in the notice to be sent to our stockholders prior to the hearing. The settlement will not affect the amount of merger consideration to be paid in the merger or any other terms of the merger agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On October 18, 2004, we announced a stock repurchase program providing for expenditures of up to $50 million over the period extending from October 18, 2004 through October 17, 2005.
      The following table summarizes repurchases of our common stock in the quarter ended September 30, 2005 (in thousands, except share and per share data):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

July 1, 2005 — July 31, 2005	—	—	—	$44,416
August 1, 2005 — August 31, 2005	—	—	—	—
September 1, 2005 — September 30, 2005	—	—	—	—

Total	—	—	—	$44,416

Item 6.	Exhibits
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

Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 28, 2005

Exhibit Index

Exhibit
Number		Description

2	.1+	Agreement and Plan of Merger, dated as of July 28, 2005, by and among SS&C Technologies, Inc., Sunshine Acquisition Corporation and Sunshine Merger Corporation, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
2	.2+	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by and among SS&C Technologies, Inc., Sunshine Acquisition Corporation and Sunshine Merger Corporation, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)
10.1		Amendment Two, dated as of July 27, 2005, between Fleet National Bank, a Bank of America Company, and SS&C Technologies, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
10.2		Voting Agreement, dated as of July 28, 2005, by and among William C. Stone, SS&C Technologies, Inc., Sunshine Acquisition Corporation and Sunshine Merger Corporation, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
31.1		Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.