Form 10-Q
period 2006-06-30
SS&C TECHNOLOGIES INC
filed 2006-08-14
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-135139
SS&C TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1169696 (I.R.S. Employer Identification No.)
80 Lamberton Road
Windsor, CT 06095
(Address of principal executive offices, including zip code)
860-298-4500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerted filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of June 30, 2006.

SS&C TECHNOLOGIES, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Item 1A. Risk Factors” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	Successor
	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$14,558	$15,584
Accounts receivable, net of allowance for doubtful accounts of $1,951 and $2,092, respectively	33,096	32,862
Income taxes receivable	4,224	8,176
Prepaid expenses and other current assets	6,952	6,236

Total current assets	58,830	62,858

Property and equipment
Leasehold improvements	2,599	2,422
Equipment, furniture, and fixtures	10,316	8,298

	12,915	10,720
Less accumulated depreciation	(2,680)	(431)

Net property and equipment	10,235	10,289

Goodwill	836,855	818,180
Intangible and other assets, net of accumulated amortization of $13,058 and $1,870, respectively	284,783	285,044

Total assets	$1,190,703	$1,176,371

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$8,186	$10,438
Accounts payable	2,364	2,367
Accrued employee compensation and benefits	4,861	9,048
Other accrued expenses	6,720	8,769
Interest payable	2,067	3,082
Deferred income taxes	1,280	1,305
Deferred maintenance and other revenue	28,740	20,566

Total current liabilities	54,218	55,575

Long-term debt, net of current portion	478,441	478,143
Other long-term liabilities	1,254	1,257
Deferred income taxes	87,241	84,263

Total liabilities	621,154	619,238

Commitments and contingencies (Note 9)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	555,037	554,965
Accumulated other comprehensive income	12,120	1,337
Retained earnings	2,392	831

Total stockholder’s equity	569,549	557,133

Total liabilities and stockholder’s equity	$1,190,703	$1,176,371

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Successor		Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2006	2005	2005
Revenues:
Software licenses	$5,164	$10,362	$5,822	$10,317
Maintenance	13,306	26,348	11,961	21,804
Professional services	4,950	10,128	3,311	5,932
Outsourcing	27,235	52,182	19,619	30,076

Total revenues	50,655	99,020	40,713	68,129

Cost of revenues:
Software licenses	2,287	4,548	759	1,354
Maintenance	5,064	9,863	2,877	5,025
Professional services	3,311	6,293	2,552	4,206
Outsourcing	13,843	27,097	10,439	15,850

Total cost of revenues	24,505	47,801	16,627	26,435

Gross profit	26,150	51,219	24,086	41,694

Operating expenses:
Selling and marketing	4,187	7,895	3,930	6,373
Research and development	5,928	11,804	5,940	9,423
General and administrative	4,695	8,753	3,475	5,994

Total operating expenses	14,810	28,452	13,345	21,790

Operating income	11,340	22,767	10,741	19,904

Interest (expense) income, net	(11,764)	(23,273)	(451)	121
Other income, net	888	827	65	115

Income before income taxes	464	321	10,355	20,140
(Benefit) provision for income taxes	(1,323)	(1,240)	3,766	7,582

Net income	$1,787	$1,561	$6,589	$12,558

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
Cash flow from operating activities:
Net income	$1,561	$12,558

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,372	4,127
Foreign exchange gains on debt	(682)	—
Amortization of loan origination costs	1,265	27
Equity earnings on long-term investment	(72)	—
Net realized gains on investments in marketable securities	—	(197)
Gain (loss) on sale or disposal of property and equipment	(1)	4
Deferred income taxes	(1,927)	543
Income tax benefit related to exercise of stock options	—	1,777
Provision for doubtful accounts	187	406
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,173	(4,030)
Prepaid expenses and other assets	(1,149)	(123)
Income taxes receivable	3,948	(1,143)
Accounts payable	(45)	(599)
Accrued expenses	(7,546)	(1,639)
Income taxes payable	(247)	(599)
Deferred maintenance and other revenues	6,964	3,667

Net cash provided by operating activities	16,801	14,779

Cash flow from investing activities:
Additions to property and equipment	(1,944)	(1,476)
Proceeds from sale of property and equipment	2	3
Cash paid for business acquisitions, net of cash acquired	(11,500)	(177,788)
Cash paid for long-term investment	—	(2,000)
Purchases of marketable securities	—	(88,250)
Sales of marketable securities	—	181,074

Net cash used in investing activities	(13,442)	(88,437)

Cash flow from financing activities:
Cash received from borrowings	13,400	75,000
Repayment of debt	(18,171)	(8,009)
Exercise of options	72	1,662
Issuance of common stock	—	343
Purchase of common stock for treasury	—	(5,584)
Common stock dividends	—	(1,836)

Net cash (used in) provided by financing activities	(4,699)	61,576

Effect of exchange rate changes on cash	314	(414)

Net decrease in cash and cash equivalents	(1,026)	(12,496)
Cash and cash equivalents, beginning of period	15,584	28,913

Cash and cash equivalents, end of period	$14,558	$16,417

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Prospectus dated August 4, 2006 relating to its offer to exchange. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to state fairly its financial position as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006 and 2005. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2005 which were included in the Company’s Prospectus dated August 4, 2006 relating to its offer to exchange. The December 31, 2005 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the expected results for the full year.
2. The Transaction
As more fully described in the Company’s Prospectus dated August 4, 2006 relating to its offer to exchange, the Company was acquired on November 23, 2005 through a merger transaction with Sunshine Acquisition Corporation (“Sunshine Acquisition Corporation” or “Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of Sunshine Acquisition Corporation (the “Transaction”). Although the Transaction occurred on November 23, 2005, the Company adopted an effective date of November 30, 2005 for accounting purposes. The activity for the period November 23, 2005 through November 30, 2005 was not material to either the successor or predecessor periods for 2005. Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods.
3. Stock-based Compensation
Successor
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123R”), as of the date of the closing of the Transaction using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. There were no stock options granted during the period November 23, 2005 through June 30, 2006, and there were no unvested stock options at December 31, 2005 that carry over into future periods.
Predecessor
Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock plans. The Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined consistent with SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	Predecessor
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$6,589	$12,558
Deduct: total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effects	368	637

Net income, pro forma	$6,221	$11,921

4. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.
The following table sets forth the components of comprehensive income (in thousands):

	Successor		Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2006	2005	2005
Net income	$1,787	$1,561	$6,589	$12,558
Foreign currency translation gains	9,098	8,040	376	149
Unrealized gains on interest rate swaps, net of tax	1,207	2,743	—	—
Unrealized losses on marketable securities, net of tax	—	—	(85)	(326)

Total comprehensive income	$12,092	$12,344	$6,880	$12,381

5. Debt
Successor
At June 30, 2006 and December 31, 2005, debt consisted of the following (in thousands):

	Successor
	June 30,	December 31,
	2006	2005
Senior credit facility, revolving portion, weighted-average interest rate of 8.10% and 6.57%, respectively	$5,400	$7,734
Senior credit facility, term loan portion, weighted-average interest rate of 7.81% and 6.90%, respectively	276,224	275,833
11 3/4% Senior subordinated notes due 2013	205,000	205,000
Other	3	14

	486,627	488,581
Short-term borrowings and current portion of long-term debt	(8,186)	(10,438)

Long-term debt	$478,441	$478,143

Capitalized financing costs of $0.6 million and $1.3 million were amortized to interest expense in the three months and six months ended June 30, 2006, respectively.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months and six months ended June 30, 2006, the Company recognized unrealized gains of $1.2 million, net of tax, and $2.7 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
6. Stock Repurchase Program
During the six months ended June 30, 2005, the Company repurchased 259,050 shares of common stock for approximately $5.6 million. The Company used the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account. As of and since the date of the closing of the Transaction, the Company no longer has a repurchase program in place.
7. Cash dividend
As part of the Predecessor’s semi-annual cash dividend program, the Company paid a dividend of $0.08 per share on March 3, 2005 to stockholders of record as of February 10, 2005.
8. Acquisitions
On March 3, 2006, the Company purchased all of the outstanding stock of Cogent Management Inc. (“Cogent”), for $12.25 million in cash, plus the costs of effecting the transaction. The Company used $6.25 million of cash on hand and borrowed $6.0 million under the revolving portion of its senior credit facility to fund the acquisition. Cogent provides hedge fund management services primarily to U.S.-based hedge funds.
The net assets and results of operations of Cogent have been included in the Company’s consolidated financial statements from March 1, 2006. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of client relationships and client contracts, was determined using the future cash flows method. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over approximately seven years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill.
The following summarizes the allocation of the purchase price for the acquisition of Cogent (in thousands):

Cogent
Tangible assets acquired, net of cash received	$1,074
Acquired client relationships and contracts	4,500
Goodwill	9,377
Deferred revenue	(756)
Debt	(300)
Deferred taxes	(1,755)
Other liabilities assumed	(236)

Consideration paid, net of cash received	$11,904

The Company reported $1.6 million in revenue from Cogent from the acquisition date through June 30, 2006. Pro forma operating results for the 2006 acquisition are not presented since the results would not be significantly different than historical results.
During the first quarter of 2006, the Company received a $0.4 million reimbursement from the escrow account established in connection with the acquisition of Financial Interactive.
9. Commitments and Contingencies
From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.
10. International Sales and Geography Information
The Company operates in one reportable segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company’s geographic regions consist of the United States, Americas, excluding the United States, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
Revenues by geography were (in thousands):

	Successor		Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2006	2005	2005
United States	$30,578	$58,801	$25,757	$46,661
Americas excluding United States	9,369	18,625	6,443	7,463
Europe	9,618	19,465	7,840	12,744
Asia Pacific and Japan	1,090	2,129	673	1,261

	$50,655	$99,020	$40,713	$68,129

11. Subsequent Event
On August 9, 2006, Sunshine Acquisition Corporation adopted a new equity incentive plan, which authorizes equity awards to be granted for up to 1,314,567 shares of common stock of Sunshine Acquisition Corporation. Under this plan, certain management, key employees and directors were awarded shares of Sunshine Acquisition Corporation common stock or granted time-based options or a combination of time-based and performance-based options with respect to an aggregate of 1,165,831 shares of Sunshine Acquisition Corporation common stock.
12. Supplemental Guarantor Condensed Consolidating Financial Statements
On November 23, 2005, in connection with the Transaction, the Company issued $205 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013. The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned domestic subsidiaries of the Company (collectively “Guarantors”). All of the Guarantors are 100% owned by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities. There are no significant restrictions on the ability of the Company or any of the subsidiaries that are Guarantors to obtain funds from its subsidiaries by dividend or loan.
Condensed consolidating financial information as of June 30, 2006 and December 31, 2005 and the three months and six months ended June 30, 2006 and 2005 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At June 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$3,804	$1,602	$9,152	$—	$14,558
Accounts receivable, net	17,579	5,125	10,392	—	33,096
Income taxes receivable	5,915	544	(2,235)	—	4,224
Prepaid expenses and other current assets	3,163	566	3,223	—	6,952
Property and equipment, net	4,259	1,031	4,945	—	10,235
Investment in subsidiaries	79,782	—	—	(79,782)	—
Intercompany balances	154,758	(11,227)	(143,531)	—	—
Goodwill, intangible and other assets, net	810,186	17,595	293,857	—	1,121,638

Total assets	$1,079,446	$15,236	$175,803	$(79,782)	$1,190,703

Current portion of long-term debt	$7,404	$—	$782	$—	$8,186
Accounts payable	610	190	1,564	—	2,364
Accrued expenses	7,851	1,117	4,680	—	13,648
Deferred income taxes	(288)	143	1,425	—	1,280
Deferred maintenance and other revenue	17,830	4,322	6,588	—	28,740
Long-term debt, net of current portion	402,000	—	76,441	—	478,441
Other long-term liabilities	—	—	1,254	—	1,254
Deferred income taxes, long-term	74,490	(1,823)	14,574	—	87,241

Total liabilities	509,897	3,949	107,308	—	621,154

Stockholder’s equity	569,549	11,287	68,495	(79,782)	569,549

Total liabilities and stockholder’s equity	$1,079,446	$15,236	$175,803	$(79,782)	$1,190,703

	At December 31, 2005 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$6,319	$1,971	$7,294	$—	$15,584
Accounts receivable, net	15,825	5,258	11,779	—	32,862
Prepaid expenses and other current assets	3,152	467	2,617	—	6,236
Income taxes receivable	8,509	1,133	(1,466)	—	8,176
Property and equipment, net	3,966	1,289	5,034	—	10,289
Investment in subsidiaries	67,078	—	—	(67,078)	—
Intercompany balances	152,516	(23,738)	(128,778)	—	—
Goodwill, intangible and other assets, net	800,837	17,987	284,400	—	1,103,224

Total assets	$1,058,202	$4,367	$180,880	$(67,078)	$1,176,371

Current portion of long-term debt	$5,013	$—	$5,425	$—	$10,438
Accounts payable	1,128	411	828	—	2,367
Income taxes payable	—	498	(498)	—	—
Accrued expenses	11,320	1,604	7,975	—	20,899
Deferred income taxes	46	63	1,196	—	1,305
Deferred maintenance and other revenue	10,340	2,910	7,316	—	20,566
Long-term debt, net of current portion	403,000	—	75,143	—	478,143
Other long-term liabilities	—	—	1,257	—	1,257
Deferred income taxes, long-term	70,222	(1,766)	15,807	—	84,263

Total liabilities	501,069	3,720	114,449	—	619,238

Stockholder’s equity	557,133	647	66,431	(67,078)	557,133

Total liabilities and stockholder’s equity	$1,058,202	$4,367	$180,880	$(67,078)	$1,176,371

	For the three months ended June 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$19,693	$13,944	$17,344	$(326)	$50,655
Cost of revenue	9,786	6,470	8,575	(326)	24,505

Gross profit	9,907	7,474	8,769	—	26,150
Operating expenses:
Selling & marketing	2,336	562	1,289	—	4,187
Research & development	3,051	915	1,962	—	5,928
General & administrative	2,752	1,704	239	—	4,695

Total operating expenses	8,139	3,181	3,490	—	14,810
Operating income	1,768	4,293	5,279	—	11,340
Interest (expense), net	(7,605)	—	(4,159)	—	(11,764)
Other income (expense), net	38	(2)	852	—	888

Income (loss) before income taxes	(5,799)	4,291	1,972	—	464
Benefit for income taxes	(75)	(34)	(1,214)	—	(1,323)
Equity in net income of subsidiaries	7,511	—	—	(7,511)	—

Net income (loss)	$1,787	$4,325	$3,186	$(7,511)	$1,787

	For the three months ended June 30, 2005 - Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$19,325	$10,316	$11,363	$(291)	$40,713
Cost of revenue	5,739	5,702	5,477	(291)	16,627

Gross profit	13,586	4,614	5,886	—	24,086
Operating expenses:
Selling & marketing	1,785	541	1,604	—	3,930
Research & development	2,637	687	2,616	—	5,940
General & administrative	1,981	241	1,253	—	3,475

Total operating expenses	6,403	1,469	5,473	—	13,345
Operating income	7,183	3,145	413	—	10,741
Interest (expense) income, net	(507)	—	56	—	(451)
Other income (expense), net	92	—	(27)	—	65

Income (loss) before income taxes	6,768	3,145	442	—	10,355
Provision for income taxes	3,558	110	98	—	3,766
Equity in net income of subsidiaries	3,379	—	—	(3,379)	—

Net income (loss)	$6,589	$3,035	$344	$(3,379)	$6,589

	For the six months ended June 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$38,553	$27,145	$33,912	$(590)	$99,020
Cost of revenue	19,435	12,116	16,840	(590)	47,801

Gross profit	19,118	15,029	17,072	—	51,219
Operating expenses:
Selling & marketing	4,388	1,110	2,397	—	7,895
Research & development	6,372	1,601	3,831	—	11,804
General & administrative	5,223	2,988	542	—	8,753

Total operating expenses	15,983	5,699	6,770	—	28,452
Operating income	3,135	9,330	10,302	—	22,767
Interest (expense), net	(15,145)	—	(8,128)	—	(23,273)
Other income (expense), net	45	(1)	783	—	827

Income (loss) before income taxes	(11,965)	9,329	2,957	—	321
Provision (benefit) for income taxes	(1,194)	573	(619)	—	(1,240)
Equity in net income of subsidiaries	12,332	—	—	(12,332)	—

Net income (loss)	$1,561	$8,756	$3,576	$(12,332)	$1,561

	For the six months ended June 30, 2005 - Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$37,921	$17,361	$13,404	$(557)	$68,129
Cost of revenue	11,182	9,434	6,376	(557)	26,435

Gross profit	26,739	7,927	7,028	—	41,694
Operating expenses:
Selling & marketing	3,353	628	2,392	—	6,373
Research & development	5,249	1,385	2,789	—	9,423
General & administrative	4,117	432	1,445	—	5,994

Total operating expenses	12,719	2,445	6,626	—	21,790
Operating income	14,020	5,482	402	—	19,904
Interest income, net	65	—	56	—	121
Other income (expense), net	93	39	(17)	—	115

Income (loss) before income taxes	14,178	5,521	441	—	20,140
Provision for income taxes	7,332	110	140	—	7,582
Equity in net income of subsidiaries	5,712	—	—	(5,712)	—

Net income (loss)	$12,558	$5,411	$301	$(5,712)	$12,558

	For the six months ended June 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income (loss)	$1,561	$8,756	$3,576	$(12,332)	$1,561
Non-cash adjustments	(2,027)	674	1,163	12,332	12,142
Changes in operating assets and liabilities	3,074	911	(887)	—	3,098

Net cash provided by operating activities	2,608	10,341	3,852	—	16,801

Cash Flow from Investment Activities:
Intercompany transactions	6,386	(10,628)	4,242	—	—
Cash paid for businesses acquired, net of cash acquired	(11,492)	—	(8)	—	(11,500)
Additions to property and equipment	(1,179)	(84)	(681)	—	(1,944)
Proceed from sale of property and equipment	—	2	—	—	2

Net cash provided by (used in) investing activities	(6,285)	(10,710)	3,553	—	(13,442)

Cash Flow from Investment Activities:
Net borrowings (repayments) of debt	1,090	—	(5,861)	—	(4,771)
Exercise of stock options	72	—	—	—	72

Net cash used in financing activities	1,162	—	(5,861)	—	(4,699)

Effect of exchange rate changes on cash	—	—	314	—	314

Net increase (decrease) in cash and cash equivalents	(2,515)	(369)	1,858	—	(1,026)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$3,804	$1,602	$9,152	$—	$14,558

	For the six months ended June 30, 2005 - Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income (loss)	$12,558	$5,411	$301	$(5,712)	$12,558
Non-cash adjustments	(1,362)	855	1,482	5,712	6,687
Changes in operating assets and liabilities	(56,819)	173	52,180	—	(4,466)

Net cash provided by operating activities	(45,623)	6,439	53,963	—	14,779

Cash Flow from Investment Activities:
Intercompany transactions	(106,691)	(839)	110,129	(2,599)	—
Cash paid for businesses acquired, net of cash acquired	(15,741)	(3,949)	(158,098)	—	(177,788)
Purchases of marketable securities	(88,250)	—	—	—	(88,250)
Sales of marketable securities	181,074	—	—	—	181,074
Purchase of long-term investment	(2,000)	—	—	—	(2,000)
Proceeds from sale of property and equipment	3	—	—	—	3
Additions to property and equipment	(963)	(255)	(258)	—	(1,476)

Net cash provided by (used in) investing activities	(32,568)	(5,043)	(48,227)	(2,599)	(88,437)

Cash Flow from Investment Activities:
Net borrowings of debt	66,991	—	—	—	66,991
Issuance of common stock	343	—	—	—	343
Exercise of stock options	1,662	—	—	—	1,662
Purchase of common stock for treasury	(5,584)	—	—	—	(5,584)
Common stock dividends	(1,836)	—	(2,599)	2,599	(1,836)

Net cash provided by (used in) financing activities	61,576	—	(2,599)	2,599	61,576

Effect of exchange rate changes on cash	—	—	(414)	—	(414)

Net increase (decrease) in cash and cash equivalents	(16,615)	1,396	2,723	—	(12,496)
Cash and cash equivalents, beginning of period	23,204	304	5,405	—	28,913

Cash and cash equivalents, end of period	$6,589	$1,700	$8,128	$—	$16,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the distribution of our Prospectus dated August 4, 2006 relating to our offer to exchange. Our critical accounting policies are described in our Prospectus dated August 4, 2006 relating to our offer to exchange and include:
-	Revenue Recognition

-	Allowance for Doubtful Accounts

-	Long-Lived Assets, Intangible Assets and Goodwill

-	Acquisition Accounting

-	Income Taxes
The Transaction
SS&C Technologies, Inc. was acquired on November 23, 2005 through a merger transaction with Sunshine Acquisition Corporation, a Delaware corporation formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation, a wholly-owned subsidiary of Sunshine Acquisition Corporation, into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of Sunshine Acquisition Corporation (the “Transaction”).
Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods. The following discussion of the results of operations compares the Successor 2006 periods with the Predecessor 2005 periods.
Results of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005
The comparison below is presented because we believe it enables a meaningful comparison of our results. The Predecessor period results do not reflect changes in basis for the November 2005 Transaction.
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Successor	Predecessor		Successor	Predecessor
	Three months	Three months		Six months	Six months
	ended	ended		ended	ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2005	Change	2006	2005	Change
Revenues:
Software licenses	$5,164	$5,822	-11%	$10,362	$10,317	0%
Maintenance	13,306	11,961	11%	26,348	21,804	21%
Professional services	4,950	3,311	50%	10,128	5,932	71%
Outsourcing	27,235	19,619	39%	52,182	30,076	74%

Total revenues	$50,655	$40,713	24%	$99,020	$68,129	45%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Software licenses	10%	14%	10%	15%
Maintenance	26%	30%	27%	32%
Professional services	10%	8%	10%	9%
Outsourcing	54%	48%	53%	44%
Revenues
We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended June 30, 2006 were $50.7 million, increasing 24% from $40.7 million in the same period in 2005. Organic growth was 21%, accounting for $8.4 million of the increase, and came from increased demand of $6.4 million for our outsourcing services and increases of $1.2 million each for maintenance and professional services revenues, offset by a decrease of $0.4 million in license sales. Sales of FundRunner products and services increased an additional $0.5 million, reflecting a full quarter of activity for the May 2005 acquisition. The remaining $2.7 million increase was due to sales of products and services that we acquired in our recent acquisitions of Cogent, Open Information Systems (OIS) and MarginMan. Additionally, total revenues decreased $1.6 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Revenues for the six months ended June 30, 2006 were $99.0 million, increasing 45% from $68.1 million in the same period in 2005. Organic growth accounted for $9.4 million of the increase and was driven by increased demand of $7.6 million for our outsourcing services, an increase of $1.8 million in maintenance revenues and an increase of $1.3 million in professional services revenues, offset by a decrease of $1.3 million in license revenues. Sales of FMC and FundRunner products and services and SS&C Fund Services increased an additional $17.0 million, $1.4 million and $1.5 million, respectively, reflecting a full six months of activity for the FMC products acquired in April 2005, the FundRunner product acquired in May 2005 and services resulting from our acquisition of EisnerFast in February 2005. The remaining $4.6 million increase was due to sales of products and services that we acquired in our recent acquisitions of Cogent, OIS and MarginMan. Additionally, total revenues decreased $3.0 million as a result of adjusting deferred revenue to fair value in connection with the Transaction.
Software Licenses. Software license revenues were $5.2 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively. The decrease of $0.6 million was primarily due to decreases in sales of our AdvisorWare, LMS, Total Return, TradeThru and Real-Time products totaling $1.3 million, partially offset by increases of $0.6 million, $0.3 million and $0.2 million in sales of our FMC products, FundRunner product and Heatmaps product, respectively. Sales of our FundRunner product increased an additional $0.1 million reflecting a full quarter of activity for the May 2005 acquisition, and our acquisition of MarginMan added $0.2 million in sales. Additionally, software license revenues decreased $0.7 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Software license revenues were $10.4 million and $10.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase of $0.1 million was primarily due to an increase of $0.6 million in sales of our FMC products, and increases of $0.3 million, $0.2 million and $0.1 million in sales of our FundRunner, Heatmaps and Mabel products, respectively. Sales of our FMC products and FundRunner products increased an additional $1.8 million and $0.6 million, respectively, representing a full six months of activity for these 2005 acquisitions and our acquisition of MarginMan added $0.3 million in software license revenue. These increases were offset by decreases of $0.9 million, $0.5 million and $0.4 million in sales of our CAMRA product, LMS product and Real-Time product, respectively, and decreases of $0.3 million each in sales of our AdvisorWare and TradeThru products. Additionally, software license revenues decreased $1.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. The increase in sales of our Heatmaps product was due to a significant one-time transaction. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance. Maintenance revenues were $13.3 million and $12.0 million for the three months ended June 30, 2006 and 2005, respectively. The increase of $1.3 million was primarily due to our acquisitions of OIS and MarginMan, which contributed $0.9 million, as well as increases for our FMC, CAMRA, and Total Return products totaling $1.1 million. Maintenance revenue for our FundRunner product increased $0.2 million, representing a full quarter of activity. Additionally, maintenance revenues decreased $0.9 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Maintenance revenues were $26.3 million and $21.8 million for the six months ended June 30, 2006 and 2005, respectively. Maintenance revenue growth of $4.5 million was due to our acquisitions of OIS and MarginMan, which added $1.7 million, and additional FMC and FundRunner maintenance revenue of $2.7 million and $0.5 million, respectively, reflecting a full six months of activity for these 2005 acquisitions. Organically, maintenance for FMC, CAMRA, Debt & Derivatives, Total Return and LMS products increased $1.8 million, in total. Additionally, maintenance revenues decreased $2.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.0 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively. The increase in professional services revenues was primarily due to our acquisition of OIS, which contributed $0.3 million in revenues, and increases of $0.8 million, $0.4 million and $0.1 million for FMC, LMS and Mabel implementation services, respectively. Additionally, professional services revenues for FundRunner increased $0.1 million, reflecting a full quarter of activity for the product acquired in May 2005. Professional service revenues were $10.1 million and $5.9 million for the six months ended June 30, 2006 and 2005, respectively. The increase in professional services revenues was due in part to our acquisition of OIS, which accounted for $0.8 million of the increase. Organically, increases of $0.8 million, $0.6 million and $0.3 million for FMC, LMS and Mabel implementation services were offset by a decrease of $0.2 million each for CAMRA and TradeThru product services. Also contributing to the increase were additional FMC and FundRunner revenues of $1.6 million and $0.3 million, respectively, reflecting a full six months of activity for these 2005 acquisition, and $0.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Outsourcing. Outsourcing revenues were $27.2 million and $19.6 million for the three months ended June 30, 2006 and 2005, respectively. The increase in outsourcing revenues was due in part to our acquisition of Cogent, which contributed $1.3 million. Increased demand and the addition of new clients for our SS&C Fund Services and SS&C Direct outsourcing services contributed $0.8 million and $0.2 million of the increase, respectively, and increases in FMC revenues and TradeThru revenues contributed $4.0 million and $1.3 million of the increase, respectively. Outsourcing revenues for the six months ended June 30, 2006 and 2005 were $52.2 million and $30.1 million, respectively. The increase was due in part to our acquisition of Cogent, which contributed $1.6 million, and additional FMC and SS&C Fund Services revenues of $10.9 million and $1.5 million, respectively, reflecting a full six months of activity from products and services from our acquisitions of FMC and EisnerFast in 2005. Organically, FMC, SS&C Fund Services and SS&C Direct outsourcing revenues increased $4.0 million, $1.7 million and $0.5 million, respectively, and TradeThru revenues increased $1.5 million. Outsourcing revenues for the six months ended June 30, 2006 include an increase of $0.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.
Cost of Revenues
The total cost of revenues was $24.5 million and $16.6 million for the three months ended June 30, 2006 and 2005, respectively. The total cost of revenues increase was mainly due to the increase of $1.4 million in costs associated with our acquisitions of MarginMan, OIS and Cogent, additional costs of $0.2 million, representing a full quarter of activity for FundRunner, and incremental amortization of $3.0 million related to the re-valuation of intangible assets in connection with the Transaction. The remainder of the increase was to support organic revenue growth. The total cost of revenues for the six months ended June 30, 2006 and 2005 was $47.8 million and $26.4 million, respectively. The total cost of revenues increase for the six months ended June 30, 2006 was mainly due to the increase of $2.2 million in costs associated with our acquisitions of MarginMan, OIS and Cogent, additional costs of $7.5 million, $0.5 million and $0.9 million, representing a full six months of activity for FMC, FundRunner and activity related to our acquisition of EisnerFast, which is now included in SS&C Fund Services. Additionally, the six months ended June 30, 2006 includes $6.0 million of incremental amortization related to the re-valuation of intangible assets in connection with the Transaction. The remainder of the increase was to support organic revenue growth.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $2.3 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively. The increase in costs for the three-month period was primarily due to incremental amortization of $1.2 million related to the re-valuation of intangible assets in connection with the Transaction and costs related to our acquisitions of MarginMan and OIS. The cost of software license revenues for the six months ended June 30, 2006 and 2005 was $4.5 million and $1.4 million, respectively. Costs for the six-month period increased $2.3 million related to the re-valuation of intangible assets in connection with the Transaction and $0.2 million of costs related to our acquisitions of MarginMan and OIS. Additionally, amortization increased $0.4 million and $0.1 million, reflecting a full six months of amortization for FMC and FundRunner.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $5.1 million and $2.9 million for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of maintenance revenues was primarily due to incremental amortization of $1.9 million related to the re-valuation of intangible assets in connection with the Transaction and our acquisitions of MarginMan and OIS, which added $0.3 million in costs. The cost of maintenance revenues for the six months ended June 30, 2006 and 2005 was $9.9 million and $5.0 million, respectively. The increase in cost of maintenance revenues was due to incremental amortization of $3.9 million related to the re-valuation of intangible assets in connection with the Transaction, $0.5 million of additional costs associated with our acquisitions of MarginMan and OIS, and increased costs of $0.5 million, reflecting a full six months of activity for our 2005 acquisitions of FMC and FundRunner.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.3 million and $2.6 million for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of professional services revenues was primarily due to our acquisitions of MarginMan and OIS, which added $0.3 million in costs and additional costs of $0.1 million, reflecting a full quarter of activity for FundRunner. The remainder of the increase was to support organic growth. The cost of professional services revenues for the six months ended June 30, 2006 and 2005 was $6.3 million and $4.2 million, respectively. The increase in cost of professional services revenues was attributable to our acquisitions of MarginMan and OIS, which added $0.6 million, and increased costs of $1.0 million and $0.2 million related to FMC and FundRunner, respectively, reflecting a full six months of activity. The remainder of the increase was to support the growth in organic revenues.
Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients and amortization of intangible assets. The cost of outsourcing revenues was $13.8 million and $10.4 million for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of outsourcing revenues was due in part to $0.8 million of additional costs attributable to our acquisition of Cogent. The remainder of the increase was to support the growth in organic revenue. The cost of outsourcing revenues for the six months ended June 30, 2006 and 2005 was $27.1 million and $15.9 million, respectively. The increase in cost of outsourcing revenues was due to $1.0 million of additional costs attributable to our acquisition of Cogent, increased costs of $5.2 million and $0.9 million reflecting a full six months of activity for FMC and activity from our acquisition of EisnerFast. The remainder of the increase was to support the growth in organic revenue.
Operating Expenses
Total operating expenses were $13.9 million and $13.3 million for the three months ended June 30, 2006 and 2005, respectively. The increase in operating expenses was primarily due to our acquisitions of MarginMan, OIS and Cogent, which added $0.7 million in costs and amortization, offset by reduction in personnel and other costs. Total operating expenses for the six months ended June 30, 2006 and 2005 were $27.6 million and $21.8 million, respectively. Included in 2006 operating expenses are additional operating costs of $1.4 million associated with our acquisitions of MarginMan, OIS and Cogent and an increase of $5.0 million reflecting a full six months of activity for FMC, FundRunner and activity related to our acquisition of EisnerFast, offset by a reduction in personnel and other costs.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $4.2 million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively. The increase in selling and marketing expenses was primarily attributable to our acquisitions of MarginMan, OIS and Cogent, which added $0.2 million in costs and incremental amortization of $0.3 million related to the re-valuation of intangible assets in connection with the Transaction, offset by a reduction in personnel and other costs. Selling and marketing expenses for the six months ended June 30, 2006 and 2005 were $7.9 million and $6.4 million, respectively. The increase in selling and marketing expenses was primarily attributable to our acquisitions of MarginMan, OIS and Cogent, which added $0.4 million in costs, incremental amortization of $0.6 million related to the re-valuation of intangible assets in connection with the Transaction and an increase $1.2 million in costs reflecting a full six months of activity for FMC and FundRunner, offset by a reduction in personnel and other costs.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $5.9 million for each of the three month periods ended June 30, 2006 and 2005. Our acquisitions of MarginMan, OIS and Cogent added $0.3 million in costs, offset by a reduction in personnel and other costs. Research and development expenses for the six months ended June 30, 2006 and 2005 were $11.8 million and $9.4 million, respectively. The increase in research and development expenses was attributable to our acquisitions of MarginMan, OIS and Cogent, which added $0.6 million in costs, and an increase of $2.5 million reflecting a full six months of activity for FMC and FundRunner, offset by reduced personnel and other costs.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $4.7 million and $3.5 million for the three months ended June 30, 2006 and 2005, respectively. The increase in general and administrative expenses was due to capital-based taxes of $0.9 million, our acquisitions of MarginMan, OIS and Cogent, which added $0.2 million in costs and additional fees of $0.3 million related to post-Transaction management services provided by The Carlyle Group, offset by a decrease in organic costs. General and administrative expenses for the six months ended June 30, 2006 and 2005 were $7.9 million and $6.0 million, respectively. The increase in general and administrative expenses was due to capital-based taxes of $0.9 million, our acquisitions of MarginMan, OIS and Cogent, which added $0.3 million in costs, and increased costs of $1.1 million reflecting a full six months of activity for FMC, FundRunner and activity related to our acquisition of EisnerFast. Additionally, $0.5 million of the increase related to post-Transaction management services provided by The Carlyle Group.
Interest and Other Income, Net. Interest and other income, net consists primarily of interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013, incurred in connection with the Transaction. For the three months ended June 30, 2006 and 2005, we had net interest expense of $11.8 million and $0.5 million, respectively. For the six months ended June 30, 2006 and 2005, we had net interest expense of $23.3 million and net interest income of $0.1 million, respectively. The shift from net interest income to net interest expense is related to our acquisition of FMC, for which we used cash on hand of approximately $84.0 million and assumed interest-bearing debt of $75 million. Other income, net for the three months and six months ended June 30, 2006 consists primarily of foreign currency translation gains
Provision for Income Taxes. For the six month period ended June 30, 2006, we recorded a benefit of $1.2 million. This was due to a change in Canadian statutory tax rates enacted in June 2006, for which we recorded a benefit of approximately $1.2 million on our deferred tax assets. Before the effect of the tax rate change on our deferred taxes, our effective tax rate was 2.5% for the six month period ended June 30, 2006. For the six month period ended June 30, 2005, we had an effective tax rate of 37.6%.
Liquidity and Capital Resources
Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to invest in research and development, to acquire complementary businesses or assets and to fund payments with respect to our indebtedness. We expect our cash on hand, cash flows from operations and availability under the revolving credit portion of our senior credit facilities to provide sufficient liquidity to fund our current obligations, including projected working capital requirements, capital spending and debt service for at least the next twelve months.
Our cash and cash equivalents at June 30, 2006 were $14.6 million, which is a decrease of $1.0 million from $15.6 million at December 31, 2005. The decrease was primarily due to cash paid for our acquisition of Cogent, payment of accrued expenses and net repayment of debt, offset by the collection of annual maintenance fees and collection of taxes receivable.
Net cash provided by operating activities was $16.8 million for the six months ended June 30, 2006. Cash provided by operating activities was primarily due to net income of $1.6 million adjusted for non-cash items of $12.1 million, decreases of $3.9 million and $1.2 million in income taxes receivable and accounts receivable, respectively, and an increase of $7.0 million in deferred maintenance and other revenues. These items were partially offset by decreases of $7.6 million and $0.2 million in accrued expenses and income taxes payable, respectively, and an increase of $1.2 million in prepaid expenses and other current assets.

Investing activities used net cash of $13.4 million for the six months ended June 30, 2006. Cash used by investing activities was due to the $11.9 million net cash paid for the acquisition of Cogent and $1.9 million in capital expenditures. These items were partially offset by a $0.4 million reimbursement received from the escrow account established in connection with our acquisition of FI.
Financing activities used net cash of $4.7 million for the six months ended June 30, 2006. Cash used in financing activities was due to the $18.2 million repayment of debt, including $0.3 million of debt assumed in our acquisition of Cogent, offset by $13.4 million in new borrowings to partially finance the acquisition of Cogent and bond interest payments. The exercise of stock options provided $0.1 million in cash.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
The Transaction
On November 23, 2005, in connection with the Transaction, we (i) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C Technologies, Inc. as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in US dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility and (ii) issued $205 million aggregate principal amount of senior subordinated notes.
Senior Credit Facilities
Our borrowings under our senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan of $2.8 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under our senior credit facilities with the net proceeds of certain asset dispositions, near-term tax refunds and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly owned U.S. subsidiaries and by Sunshine Acquisition Corporation, which we also refer to as Holdings, with certain exceptions as set forth in our credit agreement. The obligations of the Canadian borrower are guaranteed by us, each of our U.S. and Canadian subsidiaries and Holdings, with certain exceptions as set forth in our credit agreement. Our obligations under our senior credit facilities are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by us, Holdings and each of our existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in our credit agreement) and all of our and Holdings’ tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in our credit agreement. The Canadian borrower’s borrowings under our senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by us, Holdings and each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in our credit agreement, and all of our and Holdings’ tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in our credit agreement.
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most of our subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at June 30, 2006.

11 3/4 % Senior Subordinated Notes due 2013
The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.
The senior subordinated notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, we are required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.
The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of June 30, 2006, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
Consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the senior subordinated notes and in our senior credit facilities. Consolidated EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture and our senior credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
The breach of covenants in our senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.
Consolidated EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Consolidated EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Consolidated EBITDA in the senior credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
The following is a reconciliation of net income, which is a GAAP measure of our operating results, to Consolidated EBITDA as defined in our senior credit facilities.

	Successor		Predecessor
	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2006	2005	2005
Net income	$1,787	$1,561	$6,589	$12,558
Interest (income) expense, net	11,764	23,273	451	(121)
Income taxes	(1,323)	(1,240)	3,766	7,582
Depreciation and amortization	6,803	13,372	2,754	4,127

EBITDA	$19,031	$36,966	$13,560	$24.146
Purchase accounting adjustments (1)	1,414	2,555	—	—
Unusual or non-recurring charges (2)	145	210	(66)	(115)
Acquired EBITDA and cost savings (3)	116	748	3,580	12,382
Other (4)	250	500	—	—

Consolidated EBITDA	$20,956	$40,979	$17,074	$36,413

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease obligations to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include capital-based taxes reflected in general and administrative expenses, foreign currency gains and losses, gains and losses on the sales of marketable securities and proceeds from legal settlements.

(3)	Acquired EBITDA and cost savings reflects the impact of EBITDA and cost savings from synergies for significant businesses that were acquired during the period as if the acquisition occurred at the beginning of that period.

(4)	Other includes management fees paid to The Carlyle Group.
Our covenant requirements and actual ratios for the twelve months ended June 30, 2006 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	7.50x	5.91x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.40x	2.87x
Beginning with the four-quarter period ended June 30, 2006, our senior credit facilities require us to maintain a consolidated total leverage to Consolidated EBITDA ratio starting at a maximum of 7.50x and decreasing over time to 5.0x by the first quarter of 2010 and thereafter. Consolidated total leverage is defined in the senior secured credit facilities as the aggregate principal amount of all indebtedness, including capital lease obligations, less cash and cash equivalents, up to a maximum of $30 million. We are also required to maintain a Consolidated EBITDA to consolidated net interest coverage ratio starting at a minimum of 1.40x and increasing over time to 2.25x by the first quarter of 2010 and thereafter. Consolidated net interest coverage is defined in the senior credit facilities as total cash interest expense for such period related to outstanding indebtedness, less total cash interest income for such period. Failure to satisfy these ratios would constitute a default under the senior credit facilities. If our lenders fail to waive any such default, our repayment obligations under the senior credit facilities could be accelerated, which would also constitute a default under our indentures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At June 30, 2006, we had total debt of $486.6 million, including $281.6 million of variable rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $202.8 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 7.28% and 7.21%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately $52.8 million U.S. dollars. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.8 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.8 million and $2.8 million per year, respectively.
At June 30, 2006, $60.3 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
During 2005, approximately 37% of our revenue was from customers located outside the United States. A portion of the revenue from customers located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. Revenues and expenses of our foreign operations are denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations.
The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The first lawsuit is Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The complaint purports to state claims for breach of fiduciary duty against all of our directors at the time of filing of the lawsuit. The complaint alleges, among other things, that (1) the merger will benefit our management at the expense of our public stockholders, (2) the merger consideration to be paid to stockholders is inadequate and does not represent the best price available in the marketplace for us and (3) the directors breached their fiduciary duties to our stockholders in negotiating and approving the merger. The complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper.
The second lawsuit is Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). The complaint purports to state claims for breach of fiduciary duty against all of our directors at the time of filing of the lawsuit. The complaint alleges, among other things, that (1) the merger will benefit Mr. Stone and Carlyle at the expense of our public stockholders, (2) the merger consideration to be paid to stockholders is unfair and that the process by which the merger was approved was unfair and (3) the directors breached their fiduciary duties to our stockholders in negotiating and approving the merger. The complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and costs and disbursements of the lawsuit, including attorneys’ and experts’ fees, along with such other relief as the court might find just and proper.
The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which we agreed to make certain additional disclosures to our stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. The settlement agreement is subject to customary conditions, including court approval following notice to the stockholders of SS&C. The court has scheduled a hearing on September 13, 2006 at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all the claims that were or could have been brought in the action that is being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the plaintiffs’ counsel plan to petition the court for an award of attorneys’ fees and expenses to be paid by SS&C or its successors in interest. The plaintiffs are currently seeking the award of attorneys’ fees in the amount of $350,000, and the defendants have agreed not to oppose the award of such fees by the court.
Item 1A. Risk Factors
Please consider carefully the following risks relating to our business. The following risk factors restate and supercede the risk factors previously disclosed in our 2005 Annual Report to Holders of 11 3/4% Senior Subordinated Notes Due 2013 and we have denoted with an asterisk (*) in the following discussion those risk factors that are new or materially revised.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.
We have incurred a significant amount of indebtedness. As of June 30, 2006, we had total indebtedness of $486.6 million and additional available borrowings of $69.6 million under our revolving credit facility. $205.0 million of our total indebtedness consisted of senior subordinated notes, $5.4 million consisted of secured indebtedness under our revolving credit facility and $276.2 million consisted of secured indebtedness under our term loan B facility.
Our substantial indebtedness could have important consequences. For example, it could:

• make it more difficult for us to satisfy our obligations with respect to the notes;
• require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;
• increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
• expose us to the risk of increased interest rates as borrowings under our senior credit facilities are subject to variable rates of interest;
• place us at a competitive disadvantage compared to our competitors that have less debt; and
• limit our ability to borrow additional funds.
In addition, the indenture governing the notes and the agreement governing our senior credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and the notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing the notes and our senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of June 30, 2006, our senior credit facilities permit additional borrowing, including borrowing up to $69.6 million under our revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
Your rights to receive payments on the notes are junior to the borrowings under our senior credit facilities and all future secured or senior indebtedness. Further, the guarantees of the notes are junior to the guarantors’ secured and senior indebtedness and all future secured or senior indebtedness.
The notes and the guarantees are subordinated obligations to substantially all of our existing and future debt, in particular our senior credit facilities, other than trade payables and any such debt that expressly provides that it ranks equally with, or is subordinated to, the notes or the guarantees. Any guarantee is subordinated in right of payment to all senior indebtedness of the relevant guarantor, including guarantees of our senior credit facilities. The notes and guarantees are also effectively subordinated to all of our and the guarantors’ secured debt to the extent of the assets securing such indebtedness. As of June 30,

2006, the notes were subordinated to $281.6 million of senior indebtedness and $69.6 million was available for borrowing as additional senior indebtedness under our revolving credit facility. We are permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture governing the notes.
In a bankruptcy, liquidation, reorganization or dissolution relating to us or the guarantors, our or the guarantors’ assets will be available to pay the notes and the guarantees only after all payments have been made on our or the guarantors’ senior indebtedness. After all payments have been made on such senior indebtedness, holders of the notes will participate with trade creditors and all other holders of senior subordinated indebtedness in the assets remaining. However, because the indenture governing the notes requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the notes may receive less, ratably, than holders of trade payables in any such proceeding. As a result, we cannot assure you that in any such event sufficient assets would remain to make any payments on the notes. In addition, all payments on the notes and the guarantees will be blocked in the event of a payment default on senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on senior debt.
Restrictive covenants in the indenture governing the notes and the agreement governing our senior credit facilities may restrict our ability to pursue our business strategies.
The indenture governing the senior subordinated notes and the agreement governing our senior credit facilities limit our ability, among other things, to:
• incur additional indebtedness;
• sell assets, including capital stock of restricted subsidiaries;
• agree to payment restrictions affecting our restricted subsidiaries;
• consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
• enter into transactions with our affiliates;
• incur liens; and
• designate any of our subsidiaries as unrestricted subsidiaries.
In addition, our senior credit facilities include other and more restrictive covenants and, subject to certain exceptions, prohibit us from prepaying our other indebtedness while indebtedness under our senior credit facilities is outstanding. The agreement governing our senior credit facilities also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.
The restrictions contained in the indenture governing the senior subordinated notes and the agreement governing our senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our senior credit facilities. If a default occurs, the lenders under our senior credit facilities may elect to:
• declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; or
• prevent us from making payments on the notes,
either of which would result in an event of default under the notes. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facilities also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior credit facilities and the senior subordinated notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Federal and state statutes allow courts, under specific circumstances, to void guarantees and require note holders to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee, received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee and:
• was insolvent or rendered insolvent by reason of such incurrence; or
• was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
• intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.
The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:
• the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or
• if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
• it could not pay its debts as they become due.
Certain subsidiaries are not included as subsidiary guarantors.
The notes are, or will be, guaranteed on a senior subordinated basis by our existing and future U.S. subsidiaries that are obligors under any of our indebtedness, including our senior credit facilities, or any indebtedness of our subsidiary guarantors. Our non-guarantor subsidiaries generated approximately 28% of our 2005 revenues, and as of December 31, 2005, our non-guarantor subsidiaries held approximately 26% and 30% of our total assets and tangible assets, respectively. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture, and any subsidiary so designated will not be a subsidiary guarantor of the notes.
Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt of that subsidiary.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the notes.
Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or that restrictions in our senior credit facilities will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the notes.
* Your ability to transfer the exchange notes may be limited by the absence of an active trading market, and we cannot assure you that an active trading market for the exchange notes will develop.

There is no established trading market for the exchange notes. Although the initial purchasers have informed us that they currently intend to make a market in the exchange notes, they have no obligation to do so and may discontinue making a market at any time without notice. Therefore, we cannot guarantee that an active market for the exchange notes will develop or, if developed, that it will continue.
We do not intend to apply for listing of the exchange notes on any securities exchange or for quotation on any automated quotation system. The liquidity of any market for the exchange notes will depend upon the number of holders of the exchange notes, our performance, the market for similar securities, the interest of securities dealers in making a market in the exchange notes and other factors. A liquid trading market may not develop for the notes. If a market develops, the notes could trade at prices that may be lower than the initial offering price of the notes.
* The market price for the notes may be volatile.
Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes offered hereby. The market for the exchange notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of your exchange notes.
* If you do not properly tender your old notes, your ability to transfer your old notes will be adversely affected.
We will only issue exchange notes in exchange for old notes that are timely received by the exchange agent, together with all required documents, including a properly completed and signed letter of transmittal. Therefore, you should allow sufficient time to ensure timely delivery of the old notes and you should carefully follow the instructions on how to tender your old notes. Neither we nor the exchange agent are required to tell you of any defects or irregularities with respect to your tender of the old notes. If you do not tender your old notes or if we do not accept your old notes because you did not tender your old notes properly, then, after we consummate the exchange offer, you may continue to hold old notes that are subject to the existing transfer restrictions. In addition, if you tender your old notes for the purpose of participating in a distribution of the exchange notes, you will be required to comply with the registration and prospectus delivery requirements of the Securities Act in connection with any resale of the exchange notes. If you are a broker-dealer that receives exchange notes for your own account in exchange for old notes that you acquired as a result of market-making activities or any other trading activities, you will be required to acknowledge that you will deliver a prospectus in connection with any resale of such exchange notes in accordance with applicable regulations. After the exchange offer is consummated, if you continue to hold any old notes, you may have difficulty selling them because there will be fewer old notes outstanding. In addition, if a large amount of old notes are not tendered or are tendered improperly, the limited amount of exchange notes that would be issued and outstanding after we consummate the exchange offer could lower the market price of such exchange notes.
Risks Relating to Our Business
Our business is greatly affected by changes in the state of the general economy and the financial markets, and a slowdown or downturn in the general economy or the financial markets could adversely affect our results of operations.
Our clients include a range of organizations in the financial services industry whose success is intrinsically linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:
• cancel or reduce planned expenditures for our products and services;
• seek to lower their costs by renegotiating their contracts with us;
• move their IT solutions in-house;
• switch to lower-priced solutions provided by our competitors; or
• exit the industry.
If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our obligations to the holders of the notes and our other lenders, could be materially adversely affected.

Further or accelerated consolidations in the financial services industry could adversely affect our business, financial condition and results of operations.
If financial services firms continue to consolidate, as they have over the past decade, there could be a material adverse effect on our business and financial results. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our business, financial condition and results of operations.
We expect that our operating results, including our profit margins and profitability, may fluctuate over time.
Historically, our revenues, profit margins and other operating results have fluctuated significantly from period to period and over time. Such fluctuations are due to a number of factors, including:
• the timing, size and nature of our license and service transactions;
• the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;
• the amount and timing of our operating costs and other expenses;
• the financial health of our clients;
• changes in the volume of assets under our clients’ management;
• cancellations of maintenance and/or outsourcing arrangements by our clients;
• changes in local, national and international regulatory requirements;
• changes in our personnel;
• implementation of our licensing contracts and outsourcing arrangements;
• changes in economic and financial market conditions; and
• changes in the mix of the types of products and services we provide.
If we are unable to retain and attract clients, our revenues and net income would remain stagnant or decline.
If we are unable to keep existing clients satisfied, sell additional products and services to existing clients or attract new clients, then our revenues and net income would remain stagnant or decline. A variety of factors could affect our ability to successfully retain and attract clients, including:
• the level of demand for our products and services;
• the level of client spending for information technology;
• the level of competition from internal client solutions and from other vendors;
• the quality of our client service;
• our ability to update our products and services and develop new products and services needed by clients;
• our ability to understand the organization and processes of our clients; and
• our ability to integrate and manage acquired businesses.
We face significant competition with respect to our products and services, which may result in price reductions, reduced gross margins or loss of market share.
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
We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on our management.
We have made and may in the future make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets.
Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner. Successful integration in the rapidly changing financial services software and services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from the FMC acquisition or from other acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:
• combine operations, facilities and differing firm cultures;
• retain the clients or employees of acquired entities;
• generate market demand for new products and services;
• coordinate geographically dispersed operations and successfully adapt to the complexities of international operations;
• integrate the technical teams of these companies with our engineering organization;
• incorporate acquired technologies and products into our current and future product lines; and
• integrate the products and services of these companies with our business, where we do not have distribution, marketing or support experience for these products and services.
Integration may not be smooth or successful. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on our business, financial condition and results of operations. Such acquisitions may also place a significant strain on our management, administrative, operational, financial and other resources. To manage growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. If we are unable to manage our growth and the related expansion in our operations from recent and future acquisitions, our business may be harmed through a decreased ability to monitor and control effectively our operations and a decrease in the quality of work and innovation of our employees.
If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.
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
In addition, we currently use certain third-party software in providing our products and services, such as industry standard databases and report writers. If we lost our licenses to use such software or if such licenses were found to infringe upon the rights of others, we would need to seek alternative means of obtaining the licensed software to continue to provide our products or services. Our inability to replace such software, or to replace such software in a timely manner, could have a negative impact on our operations and financial results.
We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs, which, in turn, could reduce or eliminate profits.
In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are not currently a party to any litigation asserting that we have violated third-party intellectual property rights, we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property, including patents, trademarks and copyrights. Any parties asserting that our products or services infringe upon their proprietary rights would force us to defend ourselves and possibly our clients against the alleged infringement. Third parties could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.
Our failure to continue to derive substantial revenues from the licensing of, or outsourcing solutions related to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software, and the provision of maintenance and professional services in support of such licensed software, could adversely affect our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.
Our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return products accounted for approximately 55% of our revenue for the year ended December 31, 2005. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.
We may be unable to adapt to rapidly changing technology and evolving industry standards, and our inability to introduce new products and services could adversely affect our business, financial condition and results of operations.
Rapidly changing technology, evolving industry standards and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our software products is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Our ability to keep up with technology and business changes is subject to a number of risks, including that:
• we may find it difficult or costly to update our services and software and to develop new products and services quickly enough to meet our clients’ needs;
• we may find it difficult or costly to make some features of our software work effectively and securely over the Internet or with new or changed operating systems;
• we may find it difficult or costly to update our software and services to keep pace with business, evolving industry standards, regulatory and other developments in the industries where our clients operate; and
• we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.
Our failure to enhance our existing products and services and to develop and introduce new products and services to promptly address the needs of the financial markets could adversely affect our business, financial condition and results of operations.
Undetected software design defects, errors or failures may result in loss of or delay in market acceptance of our products or in liabilities that could adversely affect our revenues, financial condition and results of operations.
Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of or delay in market acceptance of our software products or loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in a delay in or an inability to achieve market acceptance or in litigation and other claims for damages against us and thus could have a material adverse effect upon our revenues, financial condition and results of operations.
If we cannot attract, train and retain qualified managerial, technical and sales personnel, we may not be able to provide adequate technical expertise and customer service to our clients or maintain focus on our business strategy.
We believe that our success is due in part to our experienced management team. We depend in large part upon the continued contribution of our senior management and, in particular, William C. Stone, our Chief Executive Officer and Chairman of the Board of Directors. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. Mr. Stone has been instrumental in developing our business strategy and forging our business relationships since he founded the company in 1986. We maintain no key man life insurance policies for Mr. Stone or any other senior officers or managers.
Our success is also dependent upon our ability to attract, train and retain highly skilled technical and sales personnel. Loss of the services of these employees could materially affect our operations. Competition for qualified technical personnel in the software industry is intense, and we have, at times, found it difficult to attract and retain skilled personnel for our operations.
Locating candidates with the appropriate qualifications, particularly in the desired geographic location and with the necessary subject matter expertise, is difficult. Our failure to attract and retain a sufficient number of highly skilled employees could adversely affect our business, financial condition and results of operations.
Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations.
For the years ended December 31, 2005, 2004 and 2003, international revenues accounted for 37%, 22% and 17%, respectively, of our total revenues. We sell certain of our products, such as Altair, Mabel and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:
• difficulties in obtaining U.S. export licenses;
• potentially longer payment cycles;
• increased costs associated with maintaining international marketing efforts;
• foreign currency fluctuations;
• the introduction of non-tariff barriers and higher duty rates;
• foreign regulatory compliance; and
• difficulties in enforcement of third-party contractual obligations and intellectual property rights.
Such factors could have a material adverse effect on our business, financial condition or results of operations.
Catastrophic events may adversely affect our ability to provide, our clients’ ability to use, and the demand for, our products and services, which may disrupt our business and cause a decline in revenues.
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
Our application service provider systems may be subject to disruptions that could adversely affect our reputation and our business.
Our ASP systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our customers and their clients. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our ASP systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm or reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.
We are controlled by The Carlyle Group, whose interests may not be aligned with yours.

The Carlyle Group and its affiliates own a substantial majority of the fully diluted equity of Sunshine Acquisition Corporation, and, therefore, have the power to control our affairs and policies. Carlyle and its affiliates also control, to a large degree, the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Carlyle and its affiliates could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle, as equity holders, might conflict with your interests as a note holder. Carlyle and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a note holder. Additionally, Carlyle and its affiliates are in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.
Date: August 14, 2006	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002