Form 10-Q
period 2006-09-30
SS&C TECHNOLOGIES INC
filed 2006-11-14
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-135139
SS&C TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of	06-1169696
incorporation or organization)	(I.R.S. Employer Identification No.)
80 Lamberton Road
Windsor, CT 06095
(Address of principal executive offices, including zip code)
860-298-4500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of October 31, 2006.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	Successor
	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$10,646	$15,584
Accounts receivable, net of allowance for doubtful accounts of $1,947 and $2,092, respectively	34,394	32,862
Income taxes receivable	—	8,176
Prepaid expenses and other current assets	8,050	6,236

Total current assets	53,090	62,858

Property and equipment
Leasehold improvements	2,853	2,422
Equipment, furniture, and fixtures	11,079	8,298

	13,932	10,720
Less accumulated depreciation	(3,771)	(431)

Net property and equipment	10,161	10,289

Goodwill	835,470	818,180
Intangible and other assets, net of accumulated amortization of $18,731 and $1,870, respectively	277,645	285,044

Total assets	$1,176,366	$1,176,371

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,782	$10,438
Accounts payable	2,265	2,367
Accrued employee compensation and benefits	6,984	9,048
Other accrued expenses	6,917	8,769
Interest payable	8,051	3,082
Income taxes payable	1,742	—
Deferred income taxes	729	1,305
Deferred maintenance and other revenue	26,657	20,566

Total current liabilities	56,127	55,575

Long-term debt, net of current portion	473,634	478,143
Other long-term liabilities	1,196	1,257
Deferred income taxes	75,735	84,263

Total liabilities	606,692	619,238

Commitments and contingencies (Note 9)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	557,407	554,965
Accumulated other comprehensive income	9,516	1,337
Retained earnings	2,751	831

Total stockholder’s equity	569,674	557,133

Total liabilities and stockholder’s equity	$1,176,366	$1,176,371

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Successor		Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
Revenues:
Software licenses	$6,502	$16,864	$7,567	$17,884
Maintenance	14,187	40,535	13,263	35,067
Professional services	4,490	14,618	3,633	9,565
Outsourcing	27,270	79,452	21,647	51,723

Total revenues	52,449	151,469	46,110	114,239

Cost of revenues:
Software licenses	2,280	6,828	913	2,267
Maintenance	5,201	15,064	3,199	8,224
Professional services	3,142	9,435	2,171	6,377
Outsourcing	15,185	42,282	12,958	28,808

Total cost of revenues	25,808	73,609	19,241	45,676

Gross profit	26,641	77,860	26,869	68,563

Operating expenses:
Selling and marketing	4,856	12,751	4,167	10,540
Research and development	6,099	17,903	5,772	15,195
General and administrative	5,107	13,860	3,820	9,814
Merger costs related to the sale of SS&C	—	—	1,171	1,171

Total operating expenses	16,062	44,514	14,930	36,720

Operating income	10,579	33,346	11,939	31,843

Interest expense, net	(12,155)	(35,428)	(677)	(556)
Other (expense) income, net	(83)	744	211	326

(Loss) income before income taxes	(1,659)	(1,338)	11,473	31,613
(Benefit) provision for income taxes	(2,018)	(3,258)	4,478	12,060

Net income	$359	$1,920	$6,995	$19,553

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Cash flow from operating activities:
Net income	$1,920	$19,553

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,140	7,277
Stock-based compensation	1,707	—
Foreign exchange gains on debt	(660)	—
Amortization of loan origination costs	2,224	59
Equity earnings on long-term investment	(72)	—
Net realized gains on investments in marketable securities	—	(197)
Loss on sale or disposal of property and equipment	4	15
Deferred income taxes	(11,656)	650
Income tax benefit related to exercise of stock options	—	2,375
Provision for doubtful accounts	312	930
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	137	(8,143)
Prepaid expenses and other assets	(1,921)	(343)
Income taxes receivable	8,172	—
Accounts payable	(184)	801
Accrued expenses	503	(2,506)
Income taxes payable	1,499	578
Deferred maintenance and other revenues	3,676	(9)

Net cash provided by operating activities	25,801	21,040

Cash flow from investing activities:
Additions to property and equipment	(2,941)	(2,092)
Proceeds from sale of property and equipment	1	3
Cash paid for business acquisitions, net of cash acquired	(13,967)	(183,604)
Cash paid for long-term investment	—	(2,000)
Purchases of marketable securities	—	(88,250)
Sales of marketable securities	—	181,037

Net cash used in investing activities	(16,907)	(94,906)

Cash flow from financing activities:
Cash received from borrowings	13,400	75,000
Repayment of debt	(28,276)	(8,013)
Exercise of options	72	2,279
Issuance of common stock	663	343
Purchase of common stock for treasury	—	(5,584)
Common stock dividends	—	(3,718)

Net cash (used in) provided by financing activities	(14,141)	60,307

Effect of exchange rate changes on cash	309	(501)

Net decrease in cash and cash equivalents	(4,938)	(14,060)
Cash and cash equivalents, beginning of period	15,584	28,913

Cash and cash equivalents, end of period	$10,646	$14,853

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Prospectus dated August 4, 2006 relating to its offer to exchange. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to state fairly its financial position as of September 30, 2006 and the results of its operations for the three months and nine months ended September 30, 2006 and 2005. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2005, which were included in the Company’s Prospectus dated August 4, 2006 relating to its offer to exchange. The December 31, 2005 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the expected results for the full year.
2. The Transaction
As more fully described in the Company’s Prospectus dated August 4, 2006 relating to its offer to exchange, the Company was acquired on November 23, 2005 through a merger transaction with Sunshine Acquisition Corporation (“Sunshine Acquisition Corporation” or “Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of Sunshine Acquisition Corporation (the “Transaction”). Although the Transaction occurred on November 23, 2005, the Company adopted an effective date of November 30, 2005 for accounting purposes. The activity for the period November 23, 2005 through November 30, 2005 was not material to either the successor or predecessor periods for 2005. Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Predecessor period results do not reflect changes in basis for the Transaction. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods.
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
In August 2006, the Board of Directors of Sunshine Acquisition Corporation adopted a new equity-based incentive plan (the “2006 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 1,314,567 shares of common stock. During the nine months ended September 30, 2006, Sunshine Acquisition Corporation granted time-based and performance-based options to purchase approximately 468,000 and 698,000 shares of its common stock, respectively. All options awarded during this period have an exercise price of $74.50 and expire ten years from the date of grant.
Time-based options vest 25% on November 23, 2006 and 1/36th of the remaining balance each month thereafter for 36 months and can also vest upon a change in control, subject to certain conditions. Time-based options have a fair value of $31.08 per share based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period, with the exception of the first 25%, which is recorded between the grant date and November 23, 2006, to mirror the vesting. The Company recorded approximately $1.7 million of stock-based compensation expense related to these options for both the three months and nine months ended September 30, 2006. At

September 30, 2006, there is approximately $8.1 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 3.2 years.
Performance-based options to purchase approximately 465,000 shares of common stock vest upon the attainment of certain annual EBITDA targets for the Company during the five-year period beginning January 1, 2006. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous years for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA for future years. These performance-based options can also vest upon a change in control, subject to certain conditions. Performance-based options have a fair value of $32.98 per share based on the Black-Scholes option pricing model. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. The Company did not record stock-based compensation expense related to these options for the three months and nine months ended September 30, 2006. At September 30, 2006, there is approximately $10.3 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over approximately five years when and if the attainment of the EBITDA targets become probable.
For the time-based and performance-based options valued using the Black-Scholes option-pricing model, the Company used the following assumptions; expected term to exercise of 4.0 years and 4.5 years, respectively; expected volatility of 45.85%; risk-free interest rate of 4.86%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. Additionally, based upon the Company’s historical stock option forfeiture experience adjusted for the Transaction, the Company has estimated that 32.9% of total awards will be forfeited.
The remaining performance-based options to purchase approximately 233,000 shares of common stock vest only upon a change in control in which certain internal rate of return targets are attained. The Company has not yet completed the valuation of these performance-based options, which will be estimated using a binomial valuation model. Compensation expense will be recorded at the time that a change in control becomes probable. The Company did not record stock-based compensation expense related to these options for the three months and nine months ended September 30, 2006.
There were no unvested stock options at December 31, 2005 that carry over into future periods. The Company settles stock option exercises with newly issued common shares.
The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for both the three months and nine months ended September 30, 2006 was as follows (in thousands):

Statements of operations classification
Cost of Maintenance	$50
Cost of Professional services	52
Cost of Outsourcing	334

Total cost of revenues	436

Selling and marketing	324
Research and development	185
General and administrative	762

Total operating expenses	1,271

Total stock-based compensation expense	$1,707

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

	Predecessor
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$6,995	$19,553
Deduct: total stock-based employee compensation determined under fair value-based method for all awards, net of related tax effects	308	963

Net income, pro forma	$6,687	$18,590

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
The following table sets forth the components of comprehensive income (in thousands):

	Successor		Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
Net income	$359	$1,920	$6,995	$19,553
Foreign currency translation (losses) gains	(353)	7,686	7,508	7,657
Unrealized (losses) gains on interest rate swaps, net of tax	(2,250)	492	—	—
Unrealized losses on marketable securities, net of tax	—	—	(59)	(385)

Total comprehensive (loss) income	$(2,244)	$10,098	$14,444	$26,825

5. Debt
Successor
At September 30, 2006 and December 31, 2005, debt consisted of the following (in thousands):

	Successor
	September 30,	December 31,
	2006	2005
Senior credit facility, revolving portion, weighted-average interest rate of 6.57%	$—	$7,734
Senior credit facility, term loan portion, weighted-average interest rate of 7.73% and 6.90%, respectively	271,416	275,833
11 3/4% Senior subordinated notes due 2013	205,000	205,000
Other	—	14

	476,416	488,581
Short-term borrowings and current portion of long-term debt	(2,782)	(10,438)

Long-term debt	$473,634	$478,143

Capitalized financing costs of $1.0 million and $2.2 million were amortized to interest expense in the three months and nine months ended September 30, 2006, respectively.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months and nine months ended September 30, 2006, the Company recognized unrealized losses of $2.3 million, net of tax, and unrealized gains of $0.5 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
6. Stock Repurchase Program
During the nine months ended September 30, 2005, the Company repurchased 259,050 shares of common stock for approximately $5.6 million. The Company used the cost method to account for treasury stock purchases. Under the cost method, the price paid for the stock is charged to the treasury stock account. As of and since the date of the closing of the Transaction, the Company no longer has a repurchase program in place.

7. Cash dividend
As part of the Predecessor’s semi-annual cash dividend program, the Company paid a dividend of $0.08 per share on each of March 3, 2005 and September 13, 2005 to stockholders of record as of February 10, 2005 and August 23, 2005, respectively.
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
On August 31, 2006, the Company purchased substantially all the assets of Zoologic, Inc. (“Zoologic”) for approximately $2.6 million in cash, plus the costs of effecting the transaction. Zoologic provides web-based courseware and instructor-led training for the securities, asset management and wealth management markets.
The net assets and results of operations of Zoologic have been included in the Company’s consolidated financial statements from September 1, 2006. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology and trade name are amortized over approximately six years, and the contractual relationships are amortized over approximately three years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.
The following summarizes the allocation of the purchase price for the acquisitions of Zoologic and Cogent (in thousands):

	Zoologic	Cogent
Tangible assets acquired, net of cash received	$535	$1,074
Completed technology	425	—
Trade names	60	—
Acquired client relationships and contracts	500	4,500
Goodwill	2,488	9,367
Deferred revenue	(1,163)	(756)
Debt	—	(300)
Deferred taxes	—	(1,755)
Other liabilities assumed	(169)	(236)

Consideration paid, net of cash received	$2,676	$11,894

The Company reported $0.2 million and $2.8 million in revenue from Zoologic and Cogent, respectively, from their respective acquisition dates through September 30, 2006. Pro forma operating results for the 2006 acquisition are not presented since the results would not be significantly different than historical results.
During the nine months ended September 30, 2006, the Company received a $0.5 million reimbursement from the escrow account established in connection with the acquisition of Financial Interactive.

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
Revenues by geography were (in thousands):

	Successor		Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
United States	$31,174	$89,975	$27,824	$74,484
Americas excluding United States	10,134	28,759	8,262	15,725
Europe	10,070	29,535	8,828	21,572
Asia Pacific and Japan	1,071	3,200	1,196	2,458

	$52,449	$151,469	$46,110	$114,239

11. Supplemental Guarantor Condensed Consolidating Financial Statements
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

Condensed consolidating financial information as of September 30, 2006 and December 31, 2005 and the three months and nine months ended September 30, 2006 and 2005 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At September 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$1,778	$480	$8,388	$—	$10,646
Accounts receivable, net	17,585	5,781	11,028	—	34,394
Prepaid expenses and other current assets	3,921	731	3,398	—	8,050
Property and equipment, net	4,494	1,034	4,633	—	10,161
Investment in subsidiaries	80,255	—	—	(80,255)	—
Intercompany balances	154,915	(8,113)	(146,802)	—	—
Goodwill, intangible and other assets, net	803,969	17,413	291,733	—	1,113,115

Total assets	$1,066,917	$17,326	$172,378	$(80,255)	$1,176,366

Current portion of long-term debt	$2,000	$—	$782	$—	$2,782
Accounts payable	1,106	325	834	—	2,265
Accrued expenses	15,563	1,271	5,118	—	21,952
Deferred income taxes	(40)	(416)	1,185		729
Income taxes payable	(3,066)	3,166	1,642		1,742
Deferred maintenance and other revenue	16,863	3,709	6,085	—	26,657
Long-term debt, net of current portion	401,500	—	72,134	—	473,634
Other long-term liabilities	—	—	1,196	—	1,196
Deferred income taxes, long-term	63,317	(1,763)	14,181	—	75,735

Total liabilities	497,243	6,292	103,157	—	606,692

Stockholder’s equity	569,674	11,034	69,221	(80,255)	569,674

Total liabilities and stockholder’s equity	$1,066,917	$17,326	$172,378	$(80,255)	$1,176,366

	At December 31, 2005 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$6,319	$1,971	$7,294	$—	$15,584
Accounts receivable, net	15,825	5,258	11,779	—	32,862
Prepaid expenses and other current assets	3,152	467	2,617	—	6,236
Income taxes receivable	8,509	1,133	(1,466)	—	8,176
Property and equipment, net	3,966	1,289	5,034	—	10,289
Investment in subsidiaries	67,078	—	—	(67,078)	—
Intercompany balances	152,516	(23,738)	(128,778)	—	—
Goodwill, intangible and other assets, net	800,837	17,987	284,400	—	1,103,224

Total assets	$1,058,202	$4,367	$180,880	$(67,078)	$1,176,371

Current portion of long-term debt	$5,013	$—	$5,425	$—	$10,438
Accounts payable	1,128	411	828	—	2,367
Income taxes payable	—	498	(498)	—	—
Accrued expenses	11,320	1,604	7,975	—	20,899
Deferred income taxes	46	63	1,196	—	1,305
Deferred maintenance and other revenue	10,340	2,910	7,316	—	20,566
Long-term debt, net of current portion	403,000	—	75,143	—	478,143
Other long-term liabilities	—	—	1,257	—	1,257
Deferred income taxes, long-term	70,222	(1,766)	15,807	—	84,263

Total liabilities	501,069	3,720	114,449	—	619,238

Stockholder’s equity	557,133	647	66,431	(67,078)	557,133

Total liabilities and stockholder’s equity	$1,058,202	$4,367	$180,880	$(67,078)	$1,176,371

	For the three months ended September 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$20,838	$14,575	$17,287	$(251)	$52,449
Cost of revenue	10,636	6,639	8,784	(251)	25,808

Gross profit	10,202	7,936	8,503	—	26,641
Operating expenses:
Selling & marketing	2,765	492	1,599	—	4,856
Research & development	3,405	836	1,858	—	6,099
General & administrative	3,477	1,688	(58)	—	5,107

Total operating expenses	9,647	3,016	3,399	—	16,062
Operating income	555	4,920	5,104	—	10,579
Interest expense, net	(7,928)	(7)	(4,220)	—	(12,155)
Other expense, net	(16)	—	(67)	—	(83)

Income (loss) before income taxes	(7,389)	4,913	817	—	(1,659)
Provision (benefit) for income taxes	(5,314)	3,367	(71)	—	(2,018)
Equity in net income of subsidiaries	2,434	—	—	(2,434)	—

Net income	$359	$1,546	$888	$(2,434)	$359

	For the three months ended September 30, 2005 - Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$19,874	$10,845	$15,655	$(264)	$46,110
Cost of revenue	6,168	6,060	7,277	(264)	19,241

Gross profit	13,706	4,785	8,378	—	26,869
Operating expenses:
Selling & marketing	1,630	646	1,891	—	4,167
Research & development	2,855	680	2,237	—	5,772
General & administrative	2,169	259	1,392	—	3,820
Merger costs related to the sale of SS&C	1,171	—	—	—	1,171

Total operating expenses	7,825	1,585	5,520	—	14,930
Operating income	5,881	3,200	2,858	—	11,939
Interest expense, net	(672)	—	(5)	—	(677)
Other income (expense), net	233	(1)	(21)	—	211

Income before income taxes	5,442	3,199	2,832	—	11,473
Provision for income taxes	3,424	295	759	—	4,478
Equity in net income of subsidiaries	4,977	—	—	(4,977)	—

Net income	$6,995	$2,904	$2,073	$(4,977)	$6,995

	For the nine months ended September 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$59,391	$41,720	$51,199	$(841)	$151,469
Cost of revenue	30,071	18,755	25,624	(841)	73,609

Gross profit	29,320	22,965	25,575	—	77,860
Operating expenses:
Selling & marketing	7,153	1,602	3,996	—	12,751
Research & development	9,777	2,437	5,689	—	17,903
General & administrative	8,700	4,676	484	—	13,860

Total operating expenses	25,630	8,715	10,169	—	44,514
Operating income	3,690	14,250	15,406	—	33,346
Interest expense, net	(23,073)	(7)	(12,348)	—	(35,428)
Other income (expense), net	29	(1)	716	—	744

Income (loss) before income taxes	(19,354)	14,242	3,774	—	(1,338)
Provision (benefit) for income taxes	(6,508)	3,940	(690)	—	(3,258)
Equity in net income of subsidiaries	14,766	—	—	(14,766)	—

Net income	$1,920	$10,302	$4,464	$(14,766)	$1,920

	For the nine months ended September 30, 2005 – Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$57,795	$28,206	$29,059	$(821)	$114,239
Cost of revenue	17,350	15,494	13,653	(821)	45,676

Gross profit	40,445	12,712	15,406	—	68,563
Operating expenses:
Selling & marketing	4,983	1,274	4,283	—	10,540
Research & development	8,104	2,065	5,026	—	15,195
General & administrative	6,286	691	2,837	—	9,814
Merger costs related to the sale of SS&C	1,171	—	—	—	1,171

Total operating expenses	20,544	4,030	12,146	—	36,720
Operating income	19,901	8,682	3,260	—	31,843
Interest (expense) income, net	(607)	—	51	—	(556)
Other income (expense), net	326	38	(38)	—	326

Income before income taxes	19,620	8,720	3,273	—	31,613
Provision for income taxes	10,756	405	899	—	12,060
Equity in net income of subsidiaries	10,689	—	—	(10,689)	—

Net income	$19,553	$8,315	$2,374	$(10,689)	$19,553

	For the nine months ended September 30, 2006 - Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$1,920	$10,302	$4,464	$(14,766)	$1,920
Non-cash adjustments	(5,748)	494	2,487	14,766	11,999
Changes in operating assets and liabilities	11,589	3,514	(3,221)	—	11,882

Net cash provided by operating activities	7,761	14,310	3,730	—	25,801

Cash Flow from Investment Activities:
Intercompany transactions	7,836	(15,539)	7,703	—	—
Cash paid for businesses acquired, net of cash acquired	(14,249)	—	282	—	(13,967)
Additions to property and equipment	(1,811)	(264)	(866)	—	(2,941)
Proceeds from sale of property and equipment	—	2	(1)	—	1

Net cash provided by (used in) investing activities	(8,224)	(15,801)	7,118	—	(16,907)

Cash Flow from Financing Activities:
Net repayments of debt	(4,813)	—	(10,063)	—	(14,876)
Exercise of stock options	72	—	—	—	72
Issuance of common stock	663	—	—	—	663

Net cash used in financing activities	(4,078)	—	(10,063)	—	(14,141)

Effect of exchange rate changes on cash	—	—	309	—	309

Net increase (decrease) in cash and cash equivalents	(4,541)	(1,491)	1,094	—	(4,938)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$1,778	$480	$8,388	$—	$10,646

	For the nine months ended September 30, 2005 - Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$19,553	$8,315	$2,374	$(10,689)	$19,553
Non-cash adjustments	(4,061)	1,314	3,167	10,689	11,109
Changes in operating assets and liabilities	(4,768)	(2,067)	(2,787)	—	(9,622)

Net cash (used in) provided by operating activities	10,724	7,562	2,754	—	21,040

Cash Flow from Investment Activities:
Intercompany transactions	(162,409)	(966)	165,974	(2,599)	—
Cash paid for businesses acquired, net of cash acquired	(15,743)	(3,949)	(163,912)	—	(183,604)
Purchases of marketable securities	(88,250)	—	—	—	(88,250)
Sales of marketable securities	181,037	—	—	—	181,037
Purchase of long-term investment	(2,000)	—	—	—	(2,000)
Proceeds from sale of property and equipment	3	—	—	—	3
Additions to property and equipment	(1,324)	(337)	(431)	—	(2,092)

Net cash used in investing activities	(88,686)	(5,252)	1,631	(2,599)	(94,906)

Cash Flow from Financing Activities:
Net borrowings of debt	66,987	—	—	—	66,987
Issuance of common stock	343	—	—	—	343
Exercise of stock options	2,279	—	—	—	2,279
Purchase of common stock for treasury	(5,584)	—	—	—	(5,584)
Common stock dividends	(3,718)	—	(2,599)	2,599	(3,718)

Net cash provided by (used in) financing activities	60,307	—	(2,599)	2,599	60,307

Effect of exchange rate changes on cash	—	—	(501)	—	(501)

Net increase (decrease) in cash and cash equivalents	(17,655)	2,310	1,285	—	(14,060)
Cash and cash equivalents, beginning of period	23,204	304	5,405	—	28,913

Cash and cash equivalents, end of period	$5,549	$2,614	$6,690	$—	$14,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the distribution of our Prospectus dated August 4, 2006 relating to our offer to exchange. Our critical accounting policies are described in our Prospectus dated August 4, 2006 relating to its offer to exchange and include:
–	Revenue Recognition

–	Allowance for Doubtful Accounts

–	Long-Lived Assets, Intangible Assets and Goodwill

–	Acquisition Accounting

–	Income Taxes
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
Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods. The following discussion of the results of operations compares the Successor 2006 periods with the Predecessor 2005 periods. This comparison is presented because we believe it enables a meaningful comparison of our results. The Predecessor period results do not reflect changes in basis for the November 2005 Transaction.
Results of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Successor	Predecessor		Successor	Predecessor
	Three months	Three months		Nine months	Nine months
	ended	ended		ended	ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2005	Change	2006	2005	Change
Revenues:
Software licenses	$6,502	$7,567	-14%	$16,864	$17,884	-6%
Maintenance	14,187	13,263	7%	40,535	35,067	16%
Professional services	4,490	3,633	24%	14,618	9,565	53%
Outsourcing	27,270	21,647	26%	79,452	51,723	54%

Total revenues	$52,449	$46,110	14%	$151,469	$114,239	33%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Software licenses	12%	16%	11%	16%
Maintenance	27%	29%	27%	31%
Professional services	9%	8%	10%	8%
Outsourcing	52%	47%	52%	45%
Revenues
We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues for the three months ended September 30, 2006 were $52.4 million, increasing 14% from $46.1 million in the same period in 2005. Organic growth was 8%, accounting for $3.9 million of the increase, and came from increased demand of $4.4 million for our outsourcing services and increases of $0.6 million and $0.7 million for maintenance and professional services revenues, respectively, offset by a decrease of $1.8 million in license sales. Sales of MarginMan products and services increased an additional $0.3 million, reflecting a full quarter of activity for the August 2005 acquisition. The remaining $2.6 million increase was due to sales of products and services that we acquired in our recent acquisitions of Zoologic, Cogent and Open Information Systems (OIS). Additionally, total revenues decreased $0.5 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Revenues for the nine months ended September 30, 2006 were $151.5 million, increasing 33% from $114.2 million in the same period in 2005. Organic growth accounted for $13.2 million of the increase and was driven by increased demand of $12.0 million for our outsourcing services, and increases of $2.4 million and $1.9 million in maintenance revenues and professional services revenues, respectively, offset by a decrease of $3.1 million in license revenues. Sales of SS&C Canada (formerly FMC), FundRunner and MarginMan products and services and SS&C Fund Services increased an additional $21.3 million, reflecting a full nine months of activity for the FMC products acquired in April 2005, the FundRunner product acquired in May 2005, the MarginMan products acquired in August 2005 and services resulting from our acquisition of EisnerFast in February 2005. The remaining $6.1 million increase was due to sales of products and services that we acquired in our recent acquisitions of Zoologic, Cogent and OIS. Additionally, total revenues decreased $3.4 million as a result of adjusting deferred revenue to fair value in connection with the Transaction.
Software Licenses. Software license revenues were $6.5 million and $7.6 million for the three months ended September 30, 2006 and 2005, respectively. The decrease of $1.1 million was primarily due to decreases in sales of our CAMRA, Real-Time, and Debt & Derivatives products totaling $2.5 million, partially offset by an increase of $0.6 million in sales of our LMS product. Sales of our MarginMan product increased $0.1 million, reflecting a full quarter of activity for the August 2005 acquisition, and our acquisitions of OIS and Zoologic added a total of $0.7 million in sales. Software license revenues were $16.9 million and $17.9 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease of $1.0 million was primarily due to a decrease of $1.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Additionally, increases of $0.6 million and $0.4 million in sales of our SS&C Canada and FundRunner products, respectively, were offset by decreases of $2.3 million and $1.2 million in sales of our CAMRA and Real-Time products, respectively, and decreases in sales of our AdvisorWare and TradeThru products totaling $0.6 million. Sales of our SS&C Canada, FundRunner and MarginMan products increased an additional $1.8 million, $0.6 million and $0.4 million, respectively, representing a full nine months of activity for these 2005 acquisitions and our acquisitions of OIS and Zoologic added $0.7 million in software license revenue. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $14.2 million and $13.3 million for the three months ended September 30, 2006 and 2005, respectively. The increase of $0.9 million was primarily due to our acquisitions of OIS and Zoologic, which contributed $0.5 million, as well as increases for our SS&C Canada, CAMRA, and Total Return products totaling

$0.6 million. Maintenance revenue for our MarginMan product increased $0.2 million, representing a full quarter of activity. Additionally, maintenance revenues decreased $0.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Maintenance revenues were $40.5 million and $35.1 million for the nine months ended September 30, 2006 and 2005, respectively. Maintenance revenue growth of $5.4 million was due to our acquisitions of OIS and Zoologic, which added $1.5 million, and additional SS&C Canada, MarginMan and FundRunner maintenance revenue of $2.7 million, $1.0 million and $0.5 million, respectively, reflecting a full nine months of activity for these 2005 acquisitions. Organically, maintenance for SS&C Canada, CAMRA, Debt & Derivatives, Total Return and LMS products increased $2.4 million in total. Additionally, maintenance revenues decreased $2.7 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $4.5 million and $3.6 million for the three months ended September 30, 2006 and 2005, respectively. The increase in professional services revenues was primarily organic and came from increased sales of services related to our CAMRA, SS&C Canada and AdvisorWare products totaling $0.7 million. Our acquisitions of OIS and Zoologic contributed $0.2 million in revenues, in the aggregate. Professional service revenues were $14.6 million and $9.6 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in professional services revenues was due in part to our acquisition of OIS, which accounted for $1.0 million of the increase. Organically, increases of $0.9 million and $0.7 million for services related to our SS&C Canada and LMS implementation services, respectively, and increases totaling $1.0 million for Mabel, CAMRA and AdvisorWare implementation services were offset by decreases totaling $0.7 million for Wealth Management and TradeThru product services. Also contributing to the increase were additional SS&C Canada, FundRunner and MarginMan revenues of $1.6 million, $0.2 million and $0.1 million, respectively, reflecting a full nine months of activity for these 2005 acquisitions, and $0.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Outsourcing. Outsourcing revenues were $27.3 million and $21.6 million for the three months ended September 30, 2006 and 2005, respectively. The increase in outsourcing revenues was due in part to our acquisition of Cogent, which contributed $1.2 million. Increased demand and the addition of new clients for our SS&C Fund Services, SS&C Canada and TradeThru outsourcing services contributed a total of $4.5 million of the increase. Outsourcing revenues for the nine months ended September 30, 2006 and 2005 were $79.5 million and $51.7 million, respectively. The increase was due in part to our acquisition of Cogent, which contributed $2.8 million, and additional SS&C Canada and SS&C Fund Services revenues of $10.9 million and $1.5 million, respectively, reflecting a full nine months of activity from products and services from our acquisitions of FMC and EisnerFast in 2005. Organically, increases in SS&C Canada, SS&C Fund Services and SS&C Direct outsourcing revenues of $6.0 million, $4.0 million and $0.4 million, respectively, and an increase in TradeThru revenues of $2.0 million were partially offset by a decrease in Real-Time outsourcing revenues of $0.2 million. Outsourcing revenues for the nine months ended September 30, 2006 include an increase of $0.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.
Cost of Revenues
The total cost of revenues was $25.8 million and $19.2 million for the three months ended September 30, 2006 and 2005, respectively. The total cost of revenues increase was mainly due to the increase of $1.1 million in costs associated with our acquisitions of Zoologic, Cogent and OIS, additional costs of $0.2 million, representing a full quarter of activity for MarginMan, stock-based compensation expenses of $0.4 million and incremental amortization of $2.9 million related to the re-valuation of intangible assets in connection with the Transaction. The remainder of the increase was to support organic revenue growth. The total cost of revenues for the nine months ended September 30, 2006 and 2005 was $73.6 million and $45.7 million, respectively. The total cost of revenues increase for the nine months ended September 30, 2006 was mainly due to the increase of $2.7 million in costs associated with our acquisitions of Zoologic, Cogent and OIS, additional costs of $7.5 million, $0.5 million, $0.8 million and $0.9 million, representing a full nine months of activity for SS&C Canada, FundRunner, MarginMan and activity related to our acquisition of EisnerFast, which is now included in SS&C Fund Services. Additionally, the nine months ended September 30, 2006 includes $0.4 million of stock-based compensation expenses and $9.0 million of incremental amortization related to the re-valuation of intangible assets in connection with the Transaction. The remainder of the increase was to support organic revenue growth, and primarily related to additional compensation and data services costs within our outsourcing business.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $2.3 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively. The cost of software license revenues for the nine months ended September 30, 2006 and 2005 was $6.8 million and $2.3 million, respectively. The increase in costs for both the three-month and nine-month periods was primarily due to incremental amortization of $1.2 million and $3.5 million, respectively, related to the re-valuation of intangible assets in connection with the Transaction and costs related to our acquisitions of Zoologic, OIS and MarginMan. Additionally, amortization in the nine-month period increased $0.4 million and $0.1 million, reflecting a full nine months of amortization for SS&C Canada and FundRunner, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $5.2 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of maintenance revenues was primarily due to incremental amortization of $1.9 million related to the re-valuation of intangible assets in connection with the Transaction and our acquisitions of Zoologic and OIS, which added $0.1 million in costs. The cost of maintenance revenues for the nine months ended September 30, 2006 and 2005 was $15.1 million and $8.2 million, respectively. The increase in cost of maintenance revenues was due to incremental amortization of $5.8 million related to the re-valuation of intangible assets in connection with the Transaction, $0.1 million of additional costs associated with our acquisitions of Zoologic and OIS, and increased costs of $1.4 million, reflecting a full nine months of activity for our 2005 acquisitions of MarginMan, FundRunner and FMC. In addition, cost of maintenance revenues decreased $0.4 million, primarily related to a decrease in costs to manage our PTS business.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.1 million and $2.2 million for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of professional services revenues was due to our acquisition of OIS, which added $0.3 million in costs, and increased personnel and facilities costs to support organic growth. The cost of professional services revenues for the nine months ended September 30, 2006 and 2005 was $9.4 million and $6.4 million, respectively. The increase in cost of professional services revenues was attributable to our acquisition of OIS, which added $0.9 million, and increased costs of $1.0 million and $0.2 million related to SS&C Canada and FundRunner, respectively, reflecting a full nine months of activity. The remainder of the increase was to support the growth in organic revenues and was primarily related to increased personnel costs.
Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients and amortization of intangible assets. The cost of outsourcing revenues was $15.2 million and $13.0 million for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of outsourcing revenues was due in part to $0.8 million of additional costs attributable to our acquisition of Cogent. The remainder of the increase was to support the growth in organic revenue and was primarily related to increased personnel and data services costs. The cost of outsourcing revenues for the nine months ended September 30, 2006 and 2005 was $42.3 million and $28.8 million, respectively. The increase in cost of outsourcing revenues was due to $1.8 million of additional costs attributable to our acquisition of Cogent, increased costs of $5.2 million and $0.9 million reflecting a full nine months of activity for SS&C Canada and activity from our acquisition of EisnerFast. The remainder of the increase was to support the growth in organic revenue and was primarily related to increased personnel and data services costs. Both the three-month and nine-month periods included $0.3 million of stock-based compensation expense.
Operating Expenses
Total operating expenses were $16.1 million and $14.9 million for the three months ended September 30, 2006 and 2005, respectively. The increase in operating expenses was primarily due to stock-based compensation expense of $1.3 million and our acquisitions Zoologic, Cogent and OIS, added $0.5 million in costs, offset by a reduction in personnel and other costs. Total operating expenses for the nine months ended September 30, 2006 and 2005 were $44.5 million and $36.7 million, respectively. Included in 2006 operating expenses are additional operating costs of $1.2 million associated with our acquisitions of Zoologic, Cogent and OIS, stock-based compensation expense of $1.3 million and an increase of $5.6 million reflecting a full nine months of activity for SS&C Canada, FundRunner, MarginMan and activity related to our acquisition of EisnerFast, offset by cost reductions associated with businesses acquired in 2005.

Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $4.9 million and $4.2 million for the three months ended September 30, 2006 and 2005, respectively. The increase in selling and marketing expenses was attributable to our acquisitions of Zoologic, Cogent and OIS, which added $0.2 million in costs, stock-based compensation expense of $0.3 million and incremental amortization of $0.3 million related to the re-valuation of intangible assets in connection with the Transaction, offset by cost reductions associated with businesses acquired in 2005. Selling and marketing expenses for the nine months ended September 30, 2006 and 2005 were $12.8 million and $10.5 million, respectively. The increase in selling and marketing expenses was primarily attributable to our acquisitions of Zoologic, Cogent and OIS, which added $0.3 million in costs, stock-based compensation expense of $0.3 million, incremental amortization of $0.8 million related to the re-valuation of intangible assets in connection with the Transaction and an increase of $1.6 million in costs reflecting a full nine months of activity for SS&C Canada, MarginMan and FundRunner, offset by cost reductions associated with businesses acquired in 2005.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $6.1 million and $5.8 million for the three months ended September 30, 2006 and 2005, respectively. The increase in research and development expenses was primarily due to stock-based compensation expense of $0.2 million and our acquisitions of Zoologic, Cogent and OIS added $0.3 million in costs, offset by a reduction in personnel and other costs. Research and development expenses for the nine months ended September 30, 2006 and 2005 were $17.9 million and $15.2 million, respectively. The increase in research and development expenses was attributable to our acquisitions of Zoologic, Cogent and OIS, which added $0.7 million in costs, stock-based compensation expense of $0.2 million and an increase of $2.8 million reflecting a full nine months of activity for SS&C Canada, MarginMan and FundRunner, offset by cost reductions associated with businesses acquired in 2005.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.1 million and $3.8 million for the three months ended September 30, 2006 and 2005, respectively. The increase in general and administrative expenses was due to stock-based compensation expense of $0.8 million, capital-based taxes of $0.4 million and additional fees of $0.3 million related to post-Transaction management services provided by The Carlyle Group, offset by a decrease in bad debt expense. General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $13.9 million and $9.8 million, respectively. The increase in general and administrative expenses was due to stock-based compensation expense of $0.8 million, capital-based taxes of $1.3 million, our acquisitions of Zoologic, Cogent and OIS, which added $0.1 million in costs, and increased costs of $1.3 million reflecting a full nine months of activity for SS&C Canada, FundRunner MarginMan and activity related to our acquisition of EisnerFast. Decreases in bad debt expense and communication costs were offset by an increase in personnel costs. Additionally, $0.8 million of the increase related to post-Transaction management services provided by The Carlyle Group.
Merger Costs Related to the Pending Sale of SS&C. During the three months ended September 30, 2005, we incurred $1.2 million in expenses for investment banking, legal and accounting services related to the acquisition of the company by The Carlyle Group.
Interest and Other Expense, Net. Interest and other expense, net consists primarily of interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013, incurred in connection with the Transaction. For the three months ended September 30, 2006 and 2005, we had net interest expense of $12.2 million and $0.7 million, respectively. For the nine months ended September 30, 2006 and 2005, we had net interest expense of $35.4 million and $0.6 million, respectively. Other (expense) income, net for the three months and nine months ended September 30, 2006 consists primarily of foreign currency translation gains and losses. Other income, net for the three months ended September 30, 2005 consists primarily of foreign currency translation gains. Other income, net for the nine months ended September 30, 2005 consists of foreign currency translation gains and net gains on the sale of marketable securities.
Provision for Income Taxes. For the nine months ended September 30, 2006, we recorded a benefit of $3.3 million. This was partially due to a change in Canadian statutory tax rates enacted in June 2006, for which we recorded a benefit of approximately $1.2 million on our deferred tax assets, and foreign tax benefits of approximately $1.6 million. For the nine months ended September 30, 2005, we had an effective tax rate of 38.1%.

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
Our cash and cash equivalents at September 30, 2006 were $10.6 million, which is a decrease of $5.0 million from $15.6 million at December 31, 2005. The decrease was primarily due to cash paid for our acquisitions of Zoologic and Cogent and net repayment of debt, offset by cash generated from operations.
Net cash provided by operating activities was $25.8 million for the nine months ended September 30, 2006. Cash provided by operating activities was primarily due to net income of $1.9 million adjusted for non-cash items of $12.0 million, a decrease of $8.2 million in income taxes receivable and increases of $3.7 million and $1.5 million in deferred maintenance and other revenues and income taxes payable. These items were partially offset by an increase of $1.9 million in prepaid expenses and other current assets.
Investing activities used net cash of $16.9 million for the nine months ended September 30, 2006. Cash used by investing activities was due to the $14.6 million net cash paid for our acquisitions of Zoologic and Cogent and $2.9 million in capital expenditures. These items were partially offset by a $0.5 million reimbursement received from the escrow account established in connection with our acquisition of FI.
Financing activities used net cash of $14.1 million for the nine months ended September 30, 2006. Cash used in financing activities was due to the $28.3 million repayment of debt, including $0.3 million of debt assumed in our acquisition of Cogent, offset by $13.4 million in new borrowings to partially finance the acquisition of Cogent and bond interest payments. The exercise of stock options provided $0.1 million in cash. Additionally, the Company sold 8,900 shares of common stock for proceeds of $0.7 million.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most of our subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at September 30, 2006.
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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of September 30, 2006, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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

	Successor		Predecessor
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2006	2005	2005
Net income	$359	$1,920	$6,995	$19,553
Interest (income) expense, net	12,155	35,428	677	556
Income taxes	(2,018)	(3,258)	4,478	12,060
Depreciation and amortization	6,768	20,140	3,150	7,277

EBITDA	$17,264	$54,230	$15,300	$39,446
Purchase accounting adjustments(1)	403	2,958	—	—
Merger costs(2)	—	—	1,171	1,171
Unusual or non-recurring charges(3)	1,033	1,243	(208)	(323)
Acquired EBITDA and cost savings(4)	174	1,147	2,516	15,073
Stock-based compensation	1,707	1,707	—	—
Other(5)	250	750	—	—

Consolidated EBITDA	$20,831	$62,035	$18,779	$55,367

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease obligations to fair value at the date of the Transaction.

(2)	Merger costs include expenses for investment banking, legal and accounting services related to the acquisition of the company by The Carlyle Group.

(3)	Unusual or non-recurring charges include capital-based taxes reflected in general and administrative expenses, foreign currency gains and losses, gains and losses on the sales of marketable securities and costs associated with the closing of a regional office.

(4)	Acquired EBITDA and cost savings reflects the impact of EBITDA and cost savings from synergies for significant businesses that were acquired during the period as if the acquisition occurred at the beginning of that period.

(5)	Other includes management fees paid to The Carlyle Group.
Our covenant requirements and actual ratios for the twelve months ended September 30, 2006 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	7.50x	5.65x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.40x	2.14x
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
At September 30, 2006, we had total debt of $476.4 million, including $271.4 million of variable rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $202.7 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 7.28% and 7.21%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately $52.7 million U.S. dollars. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.8 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.8 million and $2.8 million per year, respectively.
At September 30, 2006, $56.0 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which we agreed to make certain additional disclosures to our stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. The settlement agreement is subject to customary conditions, including court approval following notice to the stockholders of SS&C. The court held a hearing on September 13, 2006, after which the court requested supplemental briefing as to the fairness, reasonableness and adequacy of the settlement. Parties submitted such supplemental briefing on September 27, 2006. The proposed settlement, if finally approved by the court, will resolve all the claims that were or could have been brought in the action that is being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the plaintiffs’ counsel plan to petition the court for an award of attorneys’ fees and expenses to be paid by SS&C or its successors in interest. The plaintiffs are currently seeking the award of attorneys’ fees in the amount of $350,000, and the defendants have agreed not to oppose the award of such fees by the court.
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Prospectus dated August 4, 2006.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.

Date: November 14, 2006	By:/s/ Patrick J. Pedonti

Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1	2006 Equity Incentive Plan of Sunshine Acquisition Corporation is incorporated herein by reference to Exhibit 10.1 to SS&C Technologies, Inc.’s Current Report on Form 8-K filed August 15, 2006 (File No. 000-28430) (the “August 15, 2006 Form 8-K”)

10.2†	Form of Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the August 15, 2006 Form 8-K

10.3	Form of Dividend Equivalent Agreement is incorporated herein by reference to Exhibit 10.3 to the August 15, 2006 Form 8-K

10.4	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 Form 8-K

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.