Form 10-K
period 2006-12-31
SS&C TECHNOLOGIES INC
filed 2007-04-02
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

The aggregate market value of the registrant’s common equity held by non-affiliates is zero. The registrant is a privately-held corporation.

There were 1,000 shares of the registrant’s common stock outstanding as of March 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SS&C TECHNOLOGIES, INC.

YEAR 2006 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should” and similar expressions are intended to identify forward-looking statements. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following (identified in the chart of products and services on pages 11 and 12) are registered trademarks and/or service marks of SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries: ADVISORWARE, DBC, FUNDRUNNER, HEATMAPS, MARGINMAN, PACER, PAGES, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

We use the terms “SS&C”, the “Company”, “we”, “us” and “our” in this annual report to refer to SS&C Technologies, Inc. and its subsidiaries, unless the context requires otherwise.

PART I

Item 1.	Business

SS&C Technologies, Inc. was acquired on November 23, 2005 through a merger transaction with Sunshine Acquisition Corporation, a Delaware corporation formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation, a wholly-owned subsidiary of Sunshine Acquisition Corporation, into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of Sunshine Acquisition Corporation (the “Transaction”). See further discussion of the Transaction in Note 1 of notes to the consolidated financial statements.

Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the years ended December 31, 2006 and 2004 to the mathematical combination of the Successor and Predecessor periods in the year ended December 31, 2005. Although this presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

Company Overview

We are a leading global provider of a broad range of highly specialized proprietary software and software-enabled outsourcing solutions for the financial services industry. Our software facilitates and automates the entire lifecyle of securities processing and other mission-critical functions within large financial institutions, including modeling, trading, accounting, performance measurement, analytics, reporting, and compliance. For over 20 years, our products and services have been instrumental in helping our customers solve complex information processing requirements and improve the effectiveness of their investment professionals. We generate revenues by licensing our proprietary software to users (coupled with renewable maintenance contracts), leveraging our software to provide outsourcing solutions, and providing professional services to implement and otherwise support our products. Our business model is characterized by significant contractual recurring revenue, high operating margins and significant cash flow. For the year ended December 31, 2006, we generated revenues of $205.5 million. For financial information related to our business, including geographic information, please see our consolidated financial statements, including the notes thereto.

We provide over 50 products and services to more than 4,000 clients globally in eight vertical markets in the financial services industry:

•	insurance and pension funds

•	institutional asset managers

•	alternative investment managers

•	financial institutions

•	commercial lenders

•	real estate property managers

•	municipal finance groups

•	corporate treasury groups

We believe that we are a leading provider of financial management software in the sectors within the highly fragmented market for financial services software in which we compete. Our customers include many of the largest and most well-recognized firms in the financial services industry, which together manage over $7 trillion in assets worldwide. Our revenue is highly diversified, with no single client accounting for more than 5% of our revenue for fiscal 2006. We have continued to migrate our business to a contractually recurring revenue model (79.3% of our revenue for the year ended December 31, 2006 was contractually recurring in nature, which we define as outsourcing and maintenance revenues), which helps us minimize the fluctuations in revenues and cash flows typically associated with non-recurring software license revenues and enhances our ability to estimate our future results of operations. We have experienced average revenue retention rates in each of the last three years of greater than 90% on our maintenance and outsourcing service contracts for our core enterprise software products, which generate a substantial majority of our contractually recurring revenue. We believe that the high-value added nature of our products and services have enabled us to maintain our high revenue retention rates.

We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. We have grown our business by increasing sales of products and services to existing customers, attracting new clients to increase our installed customer base, cross selling products to this base, and utilizing innovative product development and complementary acquisitions to capitalize on evolving market opportunities. We believe we offer one of the broadest selections of products and services in the industry, in both “best of breed” category and integrated suite of products, and offer multiple deployment options, allowing us to offer comprehensive end-to-end solutions to our customers.

Industry Background

We believe that IT spending in the financial services industry is growing and that several factors will continue to drive growth in the future, including:

•	constantly evolving regulatory requirements with increasing regulatory oversight;

•	increasing transaction volumes with shorter settlement cycles;

•	increasing assets under management;

•	fierce global competition;

•	increasing number, and greater complexity, of asset classes and securities products;

•	outsourcing of non-core business functions; and

•	consolidation of industry assets at both large insurers and asset managers.

As a result of these factors, many financial services organizations face an increasing gap between the amount and complexity of data that they must analyze and control and their finite internal IT resources. Financial services organizations rely in large part on internal IT departments to supply the systems required to meet their information analysis requirements. Often, the systems used are a mix of internally developed programs implemented on expensive mainframes and externally developed software applications deployed in a distributed computing environment. These systems require large IT expenditures including sophisticated data centers and business continuity centers. To meet their demands, financial services organizations continue to turn to flexible, cost-effective, rapidly deployable software and software-enabled outsourcing solutions that support informed, real-time business decision-making and regulatory compliance.

Our Strengths

We believe that attractive industry dynamics coupled with our competitive advantages will enable us to continue to expand our business.

Highly Diversified and Stable Customer Base.  By providing mission-critical, reliable software products and services, we have developed a large installed customer base within the multiple segments in the financial services industry that we serve. Our client base of over 4,000 includes some of the largest and most well recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term customer relationships, some of which date from our earliest days of operations in 1987. During fiscal 2006, our top 10 customers represented approximately 20% of our revenues, with no single customer accounting for more than 5%. We have experienced average revenue retention rates of over 90% on our maintenance and outsourcing contracts for our core enterprise software products in each of the last three years.

Substantial Contractually Recurring Revenues.  We continue to focus on growing contractually recurring revenue streams from our software-enabled outsourcing solutions and maintenance services because they provide greater predictability in the operation of our business and enable us to build valued long-term relationships with our clients. The shift to a more recurring revenues based business model has reduced volatility in our revenues and earnings, and increased management’s ability to estimate future results. Contractually recurring revenues represented approximately 79.3% of total revenues for the year ended December 31, 2006, up from 23% of total revenues in 1997.

Ownership of Outsourcing Software Promotes Higher Margins and Product Improvement.  We use our own proprietary software products and infrastructure to provide our software-enabled outsourcing services, resulting in high overall operating margins and multiyear contractually recurring revenues. In addition, our daily usage of these products in the execution of our business process outsourcing (BPO) and fund administration outsourcing business allows us to quickly identify and deploy product improvements and respond to client feedback, enhancing the competitiveness of both our license and outsourcing offerings. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not provide outsourcing services and therefore do not have the same level of hands-on experience with their products. In particular it allows us to compete effectively with traditional outsourcing firms such as custodian banks that utilize third-party technology and are therefore dependent on third-party software providers for key service support and product development.

Attractive Industry Dynamics.  We believe that we will benefit from favorable dynamics in the financial services industry, including the growth of worldwide IT spending on software, professional services and outsourcing. The financial services industry is one of the largest global investors in IT software and services. Favorable growth factors for IT spending in the financial services industry include: increasing transaction volumes; constantly evolving regulatory requirements; the increasing number, and greater complexity, of asset classes; and the challenge to enable real-time business decision-making amid increased amounts and complexity of information. We believe that these trends, coupled with our ability to leverage our extensive global industry expertise to rapidly react to our customers’ needs and incremental penetration opportunities within the financial services industry, will further drive our organic growth.

Extensive Industry Expertise.  Our team of approximately 727 development and service professionals has significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. By leveraging this expertise and knowledge, we have developed, and continue to improve, our software products and services to enable our clients to overcome the complexities inherent in their businesses.

Successful, Disciplined Acquisition History.  We have a proven ability to acquire and integrate complementary businesses. Our experienced senior management team leads a rigorous evaluation of our acquisition candidates to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. In addition, our acquisitions have enabled us to expand our product and service offerings to our existing customers and given us the opportunity to market our existing products into new markets or client bases. We also have generally been able to improve the operational performance and profitability of the acquired businesses. In addition, we believe that our acquisitions have been a low risk extension of our research and development effort that has enabled us to purchase proven products without the uncertainty of in-house development.

Experienced Management Team with an Average of Over 15 Years of Experience.  Our management team has an established track record of operational excellence. On average, our senior management team has more than 15 years of experience with us or other companies in the software and financial services industries.

Business Strategy

Our goal is to be the leading provider of superior technology solutions to the financial services industry. To achieve our goal, we intend to:

Grow Our Software-Enabled Outsourcing and Other Contractually Recurring Revenues.  We plan to further increase our contractually recurring revenue streams from our software-enabled outsourcing solutions and maintenance services because they provide us with greater predictability in the operation of our business and enable us to build valued relationships with our clients. We believe that our software-enabled outsourcing solutions provide an attractive alternative to clients that do not wish to install, run and maintain complicated financial software.

Increase Revenues from Our Existing Clients.  Revenues from our existing clients generally grow along with the volume of assets that they manage. While we expect to continue to benefit from this trend, we intend to continue to use our deep understanding of the financial services industry to identify other opportunities to increase our revenues from our existing clients. Many of our current customers use our products for a relatively small portion of their total funds and investment vehicles under management, providing us with excellent opportunities for growth as we attempt to gain a larger share of their business. We have been successful in, and expect to continue to focus our marketing efforts on, providing additional modules or features to the products and services our existing clients already use, as well as cross-selling our other products and services.

Enhance Our Product and Service Offerings to Address the Specialized Needs of Our Clients.  We have accumulated substantial financial expertise since our founding in 1986 through close working relationships with our clients, resulting in a deep knowledge base that enables us to respond to their most complex financial, accounting, actuarial, tax and regulatory needs. We intend to leverage our expertise by continuing to offer products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings.

Maintain Our Commitment to the Highest Level of Client Service.  We intend to continue to differentiate ourselves from our competition through our commitment to the highest level of client service. Our clients include large, sophisticated institutions with complex systems and requirements, and we understand the importance of providing them with both the experience of our senior management and the functional and technical expertise of our sales, professional services and support staffs. Our commitment begins with our senior management team, which actively participates in creating and building client relationships. For each solution deployment, we analyze our client’s needs and assemble a team of appropriate industry vertical and technical experts who can quickly and efficiently deliver tailored solutions to the client. We provide our larger clients with a full-time dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. We expect to continue to build client loyalty and generate high-quality references for future clients by leveraging the individual attention and industry expertise provided by our senior management and staff.

Capitalize on Acquisition Opportunities.  We believe that the market for financial services software and services is highly fragmented and rapidly evolving, with many new product introductions and industry participants. To supplement our internal development efforts and capitalize on growth opportunities, we intend to continue to employ a disciplined and highly focused acquisition strategy. We will seek to opportunistically acquire, at attractive valuations, businesses, products and technologies in our existing or complementary vertical markets.

Our Acquisitions

Since 1995, we have acquired over 20 businesses within our industry. We generally seek to acquire companies that:

•	provide complementary products or services in the financial services industry;

•	address a highly specialized problem or a market niche in the financial services industry;

•	expand our global reach into strategic geographic markets;

•	have solutions that lend themselves to being delivered as either a software-enabled BPO service or an application service provider (ASP) solution;

•	possess proven technology and an established client base that will provide a source of ongoing revenues and to whom we may be able to sell existing products and services; and

•	satisfy our financial metrics, including expected return on investment.

Our senior management receives numerous acquisition proposals and chooses to evaluate several proposals each quarter. We receive referrals from several sources, including clients, investment banks and industry contacts. We believe, based on our experience, that there are numerous solution providers addressing highly particularized financial services needs or providing specialized services that would meet our acquisition criteria.

Below is a table summarizing our acquisitions.

			Acquired Products and
Date	Acquired Business	Contract Purchase Price	Services Currently Offered

March 1995	Chalke	$10,000,000	PTS
November 1997	Mabel Systems	$850,000 and 109,224 shares of common stock	Mabel
December 1997	Shepro Braun Systems	1,500,000 shares of common stock	Total Return, Antares
March 1998	Quantra	$2,269,800 and 819,028 shares of common stock	SKYLINE
April 1998	The Savid Group	$821,500	Debt & Derivatives
March 1999	HedgeWare	1,028,524 shares of common stock	AdvisorWare
March 1999	Brookside	41,400 shares of common stock	Consulting services
November 2001	Digital Visions	$1,350,000	PortPro, The BANC Mall, PALMS
January 2002	Real-Time, USA	$4,000,000	Real-Time, Lightning
November 2002	DBC	$4,500,000	Municipal finance products
December 2003	Amicorp Fund Services	$1,800,000	Fund services
January 2004	Investment Advisory Network	$3,000,000	Compass, Portfolio Manager
February 2004	NeoVision Hypersystems	$1,600,000	Heatmaps
April 2004	OMR Systems	$19,671,000	TradeThru, Xacct
February 2005	Achievement Technologies	$470,000	SamTrak
February 2005	EisnerFast LLC	$25,300,000	Fund services
April 2005	Financial Models Company	$159,000,000	FMC suite of products
June 2005	Financial Interactive, Inc.	358,424 shares of common stock and warrants to purchase 50,000 shares of common stock with an exercise price of $37.69 per share	FundRunner
August 2005	MarginMan	$5,600,000	MarginMan
October 2005	Open Information Systems, Inc.	$24,000,000	Money Market Manager, Information Manager
March 2006	Cogent Management	$12,250,000	Fund services
August 2006	Zoologic	$3,000,000	Education and training courseware
March 2007	Northport	$5,000,000	Fund services

Many of our acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. For example, with our acquisitions of Shepro Braun Systems and HedgeWare, we began providing portfolio management and accounting software to the hedge funds and family offices market. We began offering property management products to the real estate property management industry after we acquired Quantra and started selling financial modeling products to the municipal finance groups market after the DBC acquisition. Our acquisition of OMR Systems Corporation and OMR Systems International Limited (together “OMR”) allows us to offer integrated, global solutions to financial institutions and hedge funds through our TradeThru software and Xacct services. The acquisitions of EisnerFast, Cogent and Northport have expanded our software-enabled outsourcing offerings to the hedge fund and private equity markets. With our acquisition of

FMC, we were able to complement and expand our product and service offerings to meet the front-, middle- and back-office needs of the investment management industry. The addition of new products and services also has enabled us to market other products and services to acquired client bases. Some acquisitions have also provided us with new technology, such as the Heatmaps data visualization product developed by NeoVision Hypersystems, Inc.

To date, all of our acquisitions have resulted in a marketable product or service that has added to our revenues. We also have generally been able to improve the operating performance and profitability of the acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In some cases, we have also been able to increase revenues generated by acquired products and services by leveraging our larger sales capabilities and client base.

Products and Services

Our products and services allow professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, reduce costs and devote more time to critical business decisions. We provide highly flexible, scaleable and cost-effective solutions that enable our clients to meet growing and evolving regulatory requirements, track complex securities, better employ sophisticated investment strategies and scale efficiently with growing assets under management. Our portfolio of over 50 products and services enables our customers to integrate their front-office functions (trading and modeling), with their middle-office functions (portfolio management and reporting) and their back-office functions (processing, clearing, accounting, performance measurement, reconciliation and reporting). Our portfolio accounting products (CAMRA, TradeThru, Pacer, AdvisorWare and Total Return) accounted for approximately 51% of our revenues for the year ended December 31, 2006.

We have substantial industry expertise across the eight vertical markets that we serve. Our team of approximately 727 professionals is well positioned to address many of the complex needs of our clients due in part to constantly evolving regulatory requirements with increasing regulatory oversight and the increasing number, and greater complexity, of asset classes and securities products. Our portfolio of products and services enables our clients to address many of these and other complicated business needs, as well as to simplify their day-to-day operations.

The following chart summarizes our principal products and services, typical users and the vertical markets each product serves:

Products and Services	Typical Users	Vertical Markets Served

Portfolio Management/Accounting
AdvisorWare
Altair
CAMRA
CAMRA D Class
Debt & Derivatives
FundRunner
FundRunner Investorsite
FundRunner Marathon
Lightning
Pacer
Pages
PALMS
PortPro
Recon
SS&C Wealth Management
Suite Front Office
Sylvan
Total Return	Portfolio managers Asset managers Fund administrators Investment advisors Accountants Auditors Alternative investment managers Brokers/dealers	Alternative investment managers Corporate treasury groups Financial institutions Institutional asset managers Insurance & pension funds
Outsourcing
SS&C Direct SS&C Fund Services SSCNet SVC	Portfolio managers Asset managers Fund administrators Investment advisors Alternative investment managers Securities traders	Alternative investment managers Financial institutions Institutional asset managers Insurance & pension funds
Trading/Treasury Operations
Antares Heatmaps MarginMan Suite Front Office TradeDesk TradeThru	Securities traders Financial institutions Risk managers Foreign exchange traders Asset managers	Alternative investment managers Corporate treasury groups Financial institutions Institutional asset managers Insurance & pension funds
Financial Modeling
AnalyticsExpress DBC (family of products) Finesse HD PTS	CEO/CFOs Risk managers Actuarial professionals Bank asset/liability managers Investment bankers State/local treasury staff Financial advisors	Insurance & pension funds Financial institutions Municipal finance groups
Loan Management/Accounting
LMS Loan Suite LMS Originator LMS Servicer The BANC Mall	Mortgage originators Commercial lenders Mortgage loan servicers Mortgage loan portfolio managers Real estate investment managers Bank/credit union loan officers	Commercial lenders Financial institutions Insurance & pension funds

Products and Services	Typical Users	Vertical Markets Served

Property Management
SKYLINE (family of products) SamTrak	Real estate investment managers Real estate leasing agents Real estate property managers Facility managers	Real estate leasing/property managers
Money Market Processing
Information Manager Money Market Manager	Financial institutions Custodians Security lenders Cash managers	Financial institutions
Training
Zoologic Learning Solutions	Financial institutions Asset managers Hedge fund managers Investment bankers	All verticals

Portfolio Management/Accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions.

AdvisorWare.  AdvisorWare software supports hedge funds, funds of funds and family offices with sophisticated global investment, trading and management concerns, and/or complex financial, tax (including German tax requirements), partnership and allocation reporting requirements. It delivers comprehensive multi-currency investment management, financial reporting, performance fee calculations, net asset value calculations, contact management and partnership accounting in a straight-through processing environment.

Altair.  Altair software is a portfolio management system designed for companies that are looking for a solution that meets Benelux market requirements and want client/server architecture with SQL support. We sell Altair primarily to European asset managers, stock brokers, custodians, banks, pension funds and insurance companies. Altair supports a full range of financial instruments, including fixed income, equities, real estate investments and alternative investment vehicles.

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

CAMRA D Class.  CAMRA D Class software is for smaller U.S. insurance companies that need to account for their trades and holdings and comply with statutory reporting requirements but do not require a software application as sophisticated as CAMRA.

Debt & Derivatives.  Debt & Derivatives is a comprehensive financial application software package designed to process and analyze all activities relating to derivative and debt portfolios, including pricing, valuation and risk analysis, derivative processing, accounting, management reporting and regulatory reporting. Debt & Derivatives delivers real-time transaction processing to treasury and investment professionals, including traders, operations staff, accountants and auditors.

FundRunner.  FundRunner is a hedge fund investor relationship management and fund profiling solution. FundRunner solutions provide a comprehensive investor relationship management and fund profiling infrastructure for managing sophisticated investors by consolidating and automating their communication needs. FundRunner solutions streamline client servicing and marketing for fund managers and integrates account management, correspondence tracking, marketing, reporting, fund and investor performance analysis and compliance.

FundRunner InvestorSite.  FundRunner InvestorSite is a robust, easy-to-use Internet communications development and administration toolset for the investment management industry. FundRunner InvestorSite empowers investment managers to easily develop and maintain a secure, personalized web presence in order to give their clients valuable information.

FundRunner Marathon.  FundRunner Marathon HF gives hedge fund managers every tool necessary for investor communication and reporting in a clear and simple package any user can easily adopt out of the box.

Lightning.  Lightning is a comprehensive ASP solution supporting the front-, middle- and back-office processing needs of commercial banks and broker-dealers of all sizes and complexity. Lightning automates a number of processes, including trading, sales, funding, accounting, risk analysis and asset/liability management.

Pacer.  Pacer is a portfolio management and accounting system designed to manage diversified global portfolios and meet the unique management and accounting needs of all business streams, from institutional and pension management, to separately managed accounts, private client portfolios, mutual funds and unit trusts.

Pages.  Pages is a client communication system that generates unique individual client statements and slide presentations for print, electronic or face-to-face meetings. Pages helps enhance customer services by producing client statements that automatically assemble data from portfolio management, customer relationship management, performance measurement and other investment systems.

PALMS.  PALMS (Portfolio Asset Liability Management System) is an Internet-based service for community banks and credit unions that enables them to manage and analyze their balance sheet. PALMS gives financial institutions instant access to their balance sheet by importing data directly from general ledger, loan, deposit and investment systems and can perform simulations for detailed analysis of the data.

PortPro.  PortPro delivers Internet-based portfolio accounting and is available on an ASP basis. PortPro helps financial institutions effectively measure, analyze and manage balance sheets and investment portfolios. PortPro is offered as a stand-alone product or as a module of Lightning. PortPro includes bond accounting and analytics.

Recon.  Recon is a transaction, position and cash reconciliation system that streamlines reconciliation by identifying exceptions and providing effective workflow tools to resolve issues faster, thereby reducing operational risk. Recon automatically reconciles transactions, holdings and cash from multiple sources.

SS&C Wealth Management.  SS&C Wealth Management is a web services platform that delivers core account management services to wealth management professionals. Services include investor prospecting, account aggregation and reconciliation, account management, tax lot accounting, performance measurement, fee processing and reporting. Services can be customized to meet the specific needs of registered investment advisors, broker-dealers or financial institutions.

Suite Front Office.  A web-based service, Suite Front Office combines our core asset management product functionalities into an innovative, visually appealing, and easy-to-use interface. Suite provides an integrated suite with best-of-breed components — modeling, trading, portfolio accounting, client communications and other mission critical workflows — in an on-demand, ASP environment.

Sylvan.  Sylvan is a performance measurement, attribution and composite management platform designed to streamline the calculation and reporting of performance measurement requirements of clients. It provides an enterprise-wide performance solution with data sourced from multiple accounting engines and is highly scaleable, supporting the high volumes of detailed analysis requirements of institutional investment managers.

Total Return.  Total Return is a portfolio management and partnership accounting system directed toward the hedge fund and family office markets. It is a multi-currency system, designed to provide financial and tax accounting and reporting for businesses with high transaction volumes.

Software-Enabled Outsourcing

SS&C Direct.  We provide comprehensive ASP/BPO services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. The SS&C Direct service includes:

•	hosting of a company’s application software;

•	automated workflow integration;

•	automated quality control mechanisms; and

•	extensive interface and connectivity services to custodian banks, data service providers, depositories and other external entities.

SS&C Direct’s Outsourced Investment Accounting Services option includes comprehensive investment accounting and investment operations services for sophisticated, global organizations.

SS&C Fund Services.  We provide complete on- and offshore fund administration outsourcing services to hedge fund and other alternative investment managers using our proprietary software products. SS&C Fund Services offers fund manager services, transfer agency services, funds of funds services, tax processing and accounting and processing. SS&C Fund Services supports all fund types and investment strategies. Market segments served include:

•	hedge fund managers;

•	funds of funds managers;

•	commodity trading advisors;

•	family offices;

•	private wealth groups;

•	investment managers;

•	commodity pool operators;

•	proprietary traders;

•	private equity groups; and

•	separate managed accounts.

SSCNet.  SSCNet is a global trade network linking investment managers, broker-dealers, clearing agencies, custodians and interested parties. SSCNet’s real-time trade matching utility and delivery instruction database facilitate integration of front-, middle- and back-office functions, reducing operational risk and costs.

SVC.  SVC is a single source for securities data that consolidates data from leading global sources to provide clients with the convenience of one customized data feed. SVC provides clients with seamless, timely and accurate data for pricing, corporate actions, dividends, interest payments, foreign exchange rates and security master for global financial instruments.

Trading/Treasury Operations

Our comprehensive real-time trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Our full-service trade processing system delivers comprehensive processing for global treasury and derivative operations. Solutions are available to clients on a license, ASP or BPO basis.

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

Heatmaps.  Heatmaps is a data visualization technology that uses color, sound, animation and pattern to integrate vast amounts of financial data and analytics into dynamic, visual color displays. Heatmaps provides professional traders, analysts, asset managers and senior management with consolidated and simplified views of their information, allowing them to proactively monitor their business for opportunities, trends and potential risks.

MarginMan.  MarginMan delivers collateralized trading software to the foreign exchange (FX) marketplace. MarginMan supports collateralized FX trading, precious metals trading and over-the-counter FX options trading.

TradeDesk.  TradeDesk is a comprehensive paperless trading system that automates front- and middle-office aspects of fixed-income transaction processing. In particular, TradeDesk enables clients to automate ticket entry, confirmation and access to offerings and provides clients with immediate, online access to complete client information and holdings.

TradeThru.  TradeThru is a web-based treasury and derivatives operations service that supports multiple asset classes and provides multi-bank, multi-entity and multi-currency integration of front-, middle- and back-office trade functions for financial institutions. TradeThru is available as either a license, ASP or BPO solution. The system delivers automated front- to back-office functions throughout the lifecycle of a trade, from deal capture to settlement, risk management, accounting and reporting. TradeThru also provides data to other external systems, such as middle-office analytic and risk management systems and general ledgers. TradeThru provides one common instrument database, counterparty database, audit trail and end-of-day runs.

Financial Modeling

We offer several powerful analytical software and financial modeling applications for the insurance industry. We also provide analytical software and services to the municipal finance groups market.

AnalyticsExpress.  AnalyticsExpress is a reporting and data visualization tool that translates actuarial analysis into meaningful management information. AnalyticsExpress brings flexibility to the reporting process and allows clients to analyze and present output at varying levels of detail and create high-level reports and charts.

DBC Product Suite.  We provide analytical software and services to municipal finance groups. Our suite of DBC products addresses a broad spectrum of municipal finance concerns, including:

•	general bond structures;

•	revenue bonds;

•	housing bonds;

•	student loans; and

•	Federal Housing Administration — insured revenue bonds and securitizations.

Our DBC products also deliver solutions for debt structuring, cash flow modeling and database management. Typical users of our DBC products include investment banks, municipal issuers and financial advisors for structuring new issues, securitizations, strategic planning and asset/liability management.

Finesse HD.  Finesse HD is a financial simulation tool for the property/casualty insurance industry that uses the principles of dynamic financial analysis. Finesse HD measures multiple future risk scenarios to provide a more accurate picture of financial risk and is designed to generate iterative computer-simulated scenarios.

PTS.  PTS is a pricing and financial modeling tool for life insurance companies. PTS provides an economic model of insurance assets and liabilities, generating option-adjusted cash flows to reflect the complex set of options and covenants frequently encountered in insurance contracts or comparable agreements.

Loan Management/Accounting

Our products that support loan administration activities are LMS and The BANC Mall.

LMS Loan Suite.  The LMS Loan Suite is a single database application that provides comprehensive loan management throughout the life cycle of a loan, from the initial request to final disposition. We have structured the flexible design of the LMS Loan Suite to meet the most complex needs of commercial lenders and servicers worldwide. The LMS Loan Suite includes both the LMS Originator and the LMS Servicer, facilitating integrated loan portfolio processing.

LMS Originator.  LMS Originator is a comprehensive commercial loan origination system, designed to bring efficiencies and controls to streamline the loan origination process. LMS Originator tracks the origination of a loan from the initial request through the initial funding. It enables clients to set production goals, measure production volumes against these goals and analyze the quality of loan requests being submitted by third parties. LMS Originator is integrated with LMS Servicer for seamless loan management processing throughout the life cycle of a loan.

LMS Servicer.  LMS Servicer is a comprehensive commercial loan servicing system designed to support the servicing of a wide variety of product types and complex loan structures. LMS Servicer provides capabilities in implementing complex investor structures, efficient payment processing, escrow processing and analysis, commercial mortgage-backed securities (CMBS) servicing and reporting and portfolio analytics. LMS Servicer is integrated with LMS Originator for seamless loan management processing throughout the life cycle of a loan.

The BANC Mall.  The BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. The BANC Mall provides, on an ASP basis, online lending, leasing and research tools that deliver critical information for credit processing and loan administration. Clients use The BANC Mall on a fee-for-service basis to access more than a dozen data providers.

Property Management

SKYLINE.  SKYLINE is a comprehensive property management system that integrates all aspects of real estate property management, from prospect management to lease administration, work order management, accounting and reporting. By providing a single-source view of all real estate holdings, SKYLINE functions as an integrated lease administration system, a historical property/portfolio knowledge base and a robust accounting and financial reporting system, enabling users to track each property managed, including data on specific units and tenants. Market segments served include:

•	commercial;

•	residential;

•	retail;

•	retirement communities;

•	universities; and

•	hospitals.

SamTrak.  SamTrak is a comprehensive facilities maintenance and work processing system designed to seamlessly integrate accounting functionality with building management.

Money Market Processing

Information Manager.  Information Manager is a comprehensive web-enabled solution for financial institutions that delivers core business application functionality to internal and external clients’ desktops. Information Manager provides reporting, transaction entry, scheduling, entitlement and work flow management and interfaces to third-party applications. Information Manager supports back-office systems, including custody, trust accounting, security lending, cash management, collateral management and global clearing.

Money Market Manager.  Money Market Manager (M3) is a web-enabled solution that is used by banks and broker-dealers for the money market issuance services. M3 provides the functionality required for issuing and acting as a paying agent for money market debt instruments. M3 provides the reports needed for clients to manage their business, including deals, issues and payment accruals.

Training

Zoologic Learning Solutions.  Zoologic Learning Solutions is a suite of learning solutions that provides in-depth, introductory and continuing education training at all levels, offering mix-and-match courses easily configured into curriculums that meet your needs. It includes instructor-led training, web-based courseware and program design.

Software and Service Delivery Options

Our delivery methods include software licenses with related maintenance agreements, software-enabled outsourcing alternatives (BPO and ASP) and blended solutions. All of our outsourcing solutions are built around and leverage our own proprietary software. Clients looking to outsource investment accounting operations, or needing a blended solution, work with SS&C Direct, SS&C Fund Services and FMC Outsourcing, which strive to price the delivery options to make them competitive with other offerings in the marketplace.

Software License and Related Maintenance Agreements.  We license our software to clients through either perpetual or term licenses, both of which include annually renewable maintenance contracts. Maintenance contracts on our core enterprise software products, which typically incorporate annual pricing increases, provide us with a stable and recurring revenue base due to average revenue retention rates of over 90% in each of the last five years. We typically generate additional revenues as our existing clients expand usage of our products. For the year ended December 31, 2006, license and maintenance revenues represented approximately 11.2% and 26.9% of total revenues, respectively.

Software-Enabled Outsourcing.  We provide a broad range of software-enabled outsourcing solutions for our clients, ranging from ASP services to full BPO services. By utilizing our proprietary software and avoiding the use of third-party products to provide our outsourcing solutions, we are able to greatly reduce potential operating risks, efficiently tailor our products and services to meet specific customer needs, significantly improve overall service levels and generate high overall operating margins and cash flow. Our outsourcing solutions are generally provided under two- to five-year non-cancelable contracts with required monthly payments. Pricing on our outsourcing services varies depending upon the complexity of the services being provided, the number of users, assets under management and transaction volume. Importantly, our outsourcing solutions allow us to leverage our proprietary software and existing infrastructure, thereby increasing our aggregate profits and cash flows. For the year ended December 31, 2006, revenues from outsourcing represented 52.4% of total revenues.

•	Application Service Provider. We provide our clients with the ability to utilize our software and processing services remotely using web-based application services. Several of our product offerings are available via ASP only: Lightning, PortPro, TradeDesk and The BANC Mall. These products enable smaller institutions, such as community banks and credit unions, to access sophisticated functionality that previously had been available only to our larger institutional clients.

•	Business Process Outsourcing. We provide services under multiyear contracts that allow our customers to outsource back-office and support services and benefit from our proprietary software, specialized in-house accounting and technology resources and our state-of-the-art processing and operations facilities.

Blended Solutions.  We provide certain customers with unique, blended solutions that are tailored to meet their specialized needs. We believe that this capability further differentiates us from many of our competitors that are unable to provide this level of service.

Professional Services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of the system, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2006, revenues from professional services represented 9.5% of total revenues.

Product Support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the Solution Center, a website that serves as an exclusive online community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. Approximately every two weeks, we distribute via the Internet our software and services ebriefings, which are industry-specific articles delivered to approximately 300,000 readers in our eight vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, eTraining, and online client seminars, or “webinars,” that address current, often technical issues in the financial services industry.

Clients receive the latest product information via the Internet. We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 4,000 clients globally in eight vertical markets in the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry, which together manage over $7 trillion in assets worldwide. During the year ended December 31, 2006, our top 10 customers represented approximately 20% of revenues, with no single customer accounting for more than 4.6%.

Sales and Marketing

We believe a direct sales organization is essential to the successful implementation of our business strategy, given the complexity and importance of the operations and information managed by our products, the extensive regulatory and reporting requirements of each industry, and the unique dynamics of each vertical market. Our dedicated direct sales and support personnel continually undergo extensive product and sales training and are located in our various sales offices worldwide. We also use telemarketing to support sales of our real estate property management products and work through alliance partners who sell our ASP solution to their correspondent banking clients.

Our marketing personnel have extensive experience in high tech marketing to the financial services industry and are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. Our marketing activities, which focus on the use of the Internet as a cost-effective means of reaching current and potential clients, include:

•	content-rich, periodic software and services ebriefings targeted at clients and prospects in each of our vertical and geographic markets;

•	regular product-focused webinars;

•	seminars and symposiums;

•	trade shows and conferences; and

•	emarketing campaigns.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $23.6 million, $21.3 million and $14.0 million, respectively.

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

Competition

The market for institutional and financial management software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms. The major competitors in our primary markets include:

•	Insurance Entities and Pension Funds: Blackrock, Bloomberg, Charles River, Classic Solutions/Tillinghast, DFA Capital Management, Eagle Investment Systems (subsidiary of Mellon Financial), Princeton Financial Systems (subsidiary of State Street Bank) and SunGard.

•	Institutional Asset Managers: Advent Software, Bloomberg, Charles River, DST International, Eagle Investment Systems, Macgregor, SunGard, Statpro and Thomson Financial.

•	Alternative Investment Managers: Advent Software, Bank of New York, BISYS Hedge Fund Services, Citco, EZ Castle, Globe Ops, Netage Solutions, PFPC, State Street Bank and Whittaker Garnier.

•	Financial Institutions: Calypso, Murex, SunGard, Thomson Financial and TPG.

•	Commercial Lenders: McCracken (subsidiary of GMAC), Midland Loan Services (subsidiary of PNC Financial Services) and Princeton Financial Systems.

•	Real Estate Property Managers: Best Software, Intuit and Yardi.

•	Municipal Finance Groups: Ferrand Jordan and Prescient Software.

•	Corporate Treasury: SunGard and Simcorp

We believe we compete on the basis of: consistent product performance; broad, demonstrated functionality; ease of use; scalability; integration capabilities; product and company reputation; client service and support; and price.

Proprietary Rights

We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “Risk Factors — If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.”

Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

As of December 31, 2006, we had 901 full-time employees, consisting of:

•	188 employees in research and development;

•	446 employees in consulting and services;

•	71 employees in sales and marketing;

•	93 employees in client support; and

•	103 employees in finance and administration.

As of December 31, 2006, 328 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have a good relationship with our employees.

Additional Information

We were organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095. The telephone number of our principal executive offices is (860) 298-4500.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this annual report on Form 10-K and the other reports we file with the Securities and Exchange Commission. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our 11 3/4% senior subordinated notes due 2013.

We have incurred a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of $471.9 million and additional available borrowings of $72.0 million under our revolving credit facility. $205.0 million of our total indebtedness consisted of senior subordinated notes, $3.0 million consisted of secured indebtedness under our revolving credit facility and $263.9 million consisted of secured indebtedness under our term loan B facility.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our 11 3/4% senior subordinated notes due 2013, which we refer to as the notes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our senior credit facilities are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

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

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing the notes and our senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our senior credit facilities permit additional borrowing, including borrowing up to $75.0 million under our revolving credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Right to receive payments on the notes are junior to the borrowings under our senior credit facilities and all future secured or senior indebtedness. Further, the guarantees of the notes are junior to the guarantors’ secured and senior indebtedness and all future secured or senior indebtedness.

The notes and the guarantees thereof are subordinated obligations to substantially all of our existing and future debt, in particular our senior credit facilities, other than trade payables and any such debt that expressly provides that it ranks equally with, or is subordinated to, the notes or the guarantees. Any guarantee is subordinated in right of payment to all senior indebtedness of the relevant guarantor, including guarantees of our senior credit facilities. The notes and guarantees are also effectively subordinated to all of our and the guarantors’ secured debt to the extent of the assets securing such indebtedness. As of December 31, 2006, the notes were subordinated to $266.9 million of senior indebtedness and $72.0 million was available for borrowing as additional senior indebtedness under our revolving credit facility. We are permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture governing the notes.

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

The indenture governing the notes and the agreement governing our senior credit facilities limit our ability, among other things, to:

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

The restrictions contained in the indenture governing the notes and the agreement governing our senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

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

either of which would result in an event of default under the notes. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facilities also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior credit facilities and the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

The notes are, or will be, guaranteed on a senior subordinated basis by our existing and future U.S. subsidiaries that are obligors under any of our indebtedness, including our senior credit facilities, or any indebtedness of our subsidiary guarantors. Our non-guarantor subsidiaries generated approximately 34% of our 2006 revenues, and as of December 31, 2006, our non-guarantor subsidiaries held approximately 15% and 41% of our total assets and tangible assets, respectively. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture, and any subsidiary so designated will not be a subsidiary guarantor of the notes.

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

Historically, our revenues, profit margins and other operating results have fluctuated significantly from period to period and over time. Such fluctuations are due to a number of factors, including:

•	the timing, size and nature of our license and service transactions;

•	the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;

•	the amount and timing of our operating costs and other expenses;

•	the financial health of our clients;

•	changes in the volume of assets under our clients’ management;

•	cancellations of maintenance and/or outsourcing arrangements by our clients;

•	changes in local, national and international regulatory requirements;

•	changes in our personnel;

•	implementation of our licensing contracts and outsourcing arrangements;

•	changes in economic and financial market conditions; and

•	changes in the mix in the types of products and services we provide.

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

Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner. Successful integration in the rapidly changing financial services software and services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:

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

Our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return products accounted for approximately 51% of our revenue for the year ended December 31, 2006. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

For the years ended December 31, 2006, 2005 and 2004, international revenues accounted for 40%, 37% and 22%, respectively, of our total revenues. We sell certain of our products, such as Altair, Mabel and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices, which consist of 73,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in eleven locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Tokyo, Japan; Curacao, the Netherlands Antilles; Dublin, Ireland; and Sydney, Australia.

Item 3.	Legal Proceedings

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

The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which we agreed to make certain additional disclosures to our stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. The settlement agreement was subject to customary conditions, including court approval following notice to the stockholders of SS&C. The court held a hearing on September 13, 2006, after which the court requested supplemental briefing as to the fairness, reasonableness and adequacy of the settlement. Parties submitted such supplemental briefing on September 27, 2006. On November 29, 2006, the court disapproved the proposed settlement. While the plaintiffs are pursuing the litigation, we believe that the claims are without merit and are defending them rigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

On November 22, 2004, our board of directors declared an $0.08 cash dividend per share of common stock, which was paid in March 2005. On August 4, 2005, our board of directors declared an $0.08 cash dividend per share of common stock, which was paid in September 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Transaction” and Note 6 of notes to our consolidated financial statements for a description of restrictions on our ability to pay dividends.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

		Combined		Predecessor
	Successor	(1)	Successor	Year Ended December 31,
	Year	Year	November	January 1
	Ended	Ended	23 through	through
	December 31,	December 31,	December 31,	November 22,
	2006(6)	2005(5)	2005	2005	2004(4)	2003(3)	2002(2)
	(In thousands)

Statement of Operations Data:
Revenues	$205,469	$161,634	$17,665	$143,969	$95,888	$65,531	$62,434
Income from operations	43,869	9,239	5,463	3,776	29,413	18,378	11,142
Net income	1,075	1,543	831	712	19,010	11,796	7,305

	Successor		Predecessor
	2006(6)	2005(5)	2004(4)	2003(3)	2002(2)

Balance Sheet Data (at period end):
Total assets	$1,152,521	$1,176,371	$185,663	$82,585	$75,480
Total long-term debt	471,929	488,581	—	—	—
Stockholders’ equity	563,132	577,133	156,094	61,588	57,270

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through November 22, 2005 and the Successor period from November 23, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles (GAAP) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	On January 15, 2002, we acquired the assets and business of Real-Time USA, Inc. On November 15, 2002, we acquired the assets and business of DBC, a business within the Thomson Corporation.

(3)	On December 12, 2003, we acquired the assets and business of Amicorp Group’s fund services business.

(4)	On January 16, 2004, we acquired the assets and business of Investment Advisory Network, LLC. On February 17, 2004 we acquired the assets and business of NeoVision Hypersystems, Inc. On April 12, 2004, we acquired all the outstanding shares of OMR Systems Corporation and OMR Systems International, Ltd. See Notes 2 and 11 of notes to our consolidated financial statements.

(5)	On February 11, 2005, we acquired the assets and business of Achievement Technologies, Inc. On February 28, 2005, we acquired all the membership interests in EisnerFast LLC. On April 19, 2005, we acquired substantially all the outstanding stock of Financial Models Company Inc. On June 3, 2005, we acquired all the outstanding stock of Financial Interactive, Inc. On August 24, 2005, we acquired the assets and business of MarginMan. On October 31, 2005, we acquired all the outstanding stock of Open Information Systems, Inc. See Notes 2 and 11 of notes to our consolidated financial statements.

(6)	On March 3, 2006, we acquired all of the outstanding stock of Cogent Management Inc. On August 31, 2006, we acquired the assets and business of Zoologic, Inc. See Notes 2 and 11 of notes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of a broad range of highly specialized proprietary software and software-enabled outsourcing solutions for the financial services industry. Substantially all of our revenues are derived from our proprietary software, which facilitates and automates mission-critical processing for information management, analysis, trading, accounting, reporting and compliance.

We focus on increasing the portion of our revenues derived from our software-enabled outsourcing solutions and maintenance services because these provide us with contractually recurring revenue streams. We have taken a number of steps to increase recurring revenues, such as automating our outsourcing delivery methods, providing our employees with sales incentives and acquiring businesses that offer software-enabled outsourcing services or that have a large base of maintenance clients. We believe that increasing the portion of our total revenues that are contractually recurring gives us the ability to better plan and manage our business and helps us to reduce the fluctuations in revenues and cash flows typically associated with software license revenues. Our outsourcing revenues increased from $30.9 million, or 32% of total revenues, in 2004 to $107.7 million, or 52% of total revenues, in 2006. Our maintenance revenues increased from $36.4 million in 2004 to $55.2 million in 2006. We expect our maintenance and outsourcing revenues to continue to increase as a percentage of our total revenues.

While increasing our contractually recurring revenues, we also focus on increasing our profitability and operating cash flow. Although operating expenses increased in terms of dollars due to our acquisitions, we reduced operating expenses as a percentage of total revenues from 34% in 2004 to 30% in both 2005 and 2006, excluding one-time costs of $36.9 million associated with the Transaction. These efforts contributed to a 49% increase in our operating income from 2004 to 2006. We believe that our success in managing operating expenses results from a disciplined approach to cost controls, our focus on operational efficiencies, identification of synergies related to acquisitions and more cost-effective marketing programs.

Strategic Acquisitions

In recent periods, we have consummated a number of strategic acquisitions through which we have generated revenue growth, expanded our customer base and added strategic assets to our business. The overall impact of these acquisitions on the operation of our business has been to increase our market presence both in the United States and abroad, expand the breadth of our proprietary software and software-enabled outsourcing service offerings and increase the number of customers to whom we provide our services. Our most significant strategic acquisitions in 2006, 2005 and 2004 include:

•	Our March 3, 2006 purchase of Cogent Management Inc. (“Cogent”), a provider of hedge fund management services primarily to U.S.-based hedge funds. We purchased all of the outstanding capital stock of Cogent for $12.25 million, using a combination of $6.25 million of cash on hand and $6.0 million of additional borrowings under the revolving portion of our senior credit facility to fund the acquisition.

•	Our October 31, 2005 purchase of Open Information Systems, Inc. (“OIS”), a provider of Internet-based solutions that address the functions that banks provide to the securities industry, such as issuing and paying agent, custody, security lending and collateral management. We purchased all of the outstanding capital stock of OIS for $24.0 million, using a combination of $16.0 million of cash on hand and $8.0 million of additional borrowings under our existing credit facility.

•	Our April 19, 2005 purchase of FMC, a leading provider of comprehensive investment management systems that complement our product and service offerings to meet the front-, middle- and back- office needs of the investment management industry. This acquisition is our largest to date and provides us with significant opportunities to grow revenues while eliminating duplicative costs. We purchased substantially all of the outstanding stock of FMC for $159.0 million in cash.

•	Our February 28, 2005 purchase of EisnerFast LLC (“EisnerFast”), which provides fund accounting and administration services to on- and off-shore hedge and private equity funds, funds of funds, and investment advisors. We purchased all of the membership interests in EisnerFast for $25.3 million in cash. EisnerFast has been renamed SS&C Fund Administration Services LLC.

•	Our April 12, 2004 purchase of OMR Systems Corporation and OMR Systems International, Ltd. (together “OMR”), which provides treasury processing software and outsourcing solutions to banks in Europe and the U.S. and offers comprehensive hedge fund administration. We purchased all of the outstanding capital stock of OMR for $19.7 million.

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

Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor periods in the year ended December 31, 2005 to the years ended December 31, 2006 and 2004. Although this presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

Effect of the Transaction

As a result of the Transaction, our assets and liabilities, including customer relationships, completed technology and trade names, were adjusted to their fair market values as of the closing date. These adjusted valuations resulted in an increase in our cost of revenue and operating expenses due to the increase in expense related to amortization of intangible assets.

The value at which we carry our intangible assets and goodwill increased significantly. As set forth in greater detail in the table below, as a result of the application of purchase accounting, our intangible assets with definite lives were revalued from an aggregate of $80.7 million prior to the consummation of the Transaction to $272.1 million after the consummation of the Transaction, and were assigned new amortization periods.

The valuation assigned to our intangible assets at the date of the Transaction is as follows:

		Weighted
		Average
	Carrying	Amortization
	Value	Period
	(In millions)

Customer relationships	$197.1	11.5 years
Completed technology	$55.7	8.5 years
Trade names	$17.2	13.9 years
Exchange relationships	$1.4	10 years
Other	$0.7	3 years

In addition, goodwill was also revalued from $175.5 million prior to the consummation of the Transaction to $809.5 million after the consummation of the Transaction and is subject to annual impairment testing.

Additionally, as discussed below in “— Liquidity and Capital Resources,” we incurred significant indebtedness in connection with the consummation of the Transaction, and our total indebtedness and related interest expenses will be significantly higher than prior to the Transaction.

Critical Accounting Estimates and Assumptions

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements. A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets and other contingent liabilities. Actual results may differ significantly from the estimates contained in our consolidated financial statements. We believe that the following are our critical accounting policies.

Revenue Recognition

Our revenues consist primarily of software license revenues, maintenance revenues, and professional and outsourcing services revenues.

We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2) to all software transactions. We recognize revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Our products generally do not require significant modification or customization of software. Installation of the products is generally routine and is not essential to the functionality of the product.

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the customer has been provided with access codes that allow for immediate possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and support arrangement based on the fair value, which is derived from renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the contract. Outsourcing services revenues, which are based on a monthly fee or transaction-based, are recognized as the services are performed.

We occasionally enter into software license agreements requiring significant customization or fixed-fee professional service arrangements. We account for these arrangements in accordance with the percentage-of-completion method based on the ratio of hours incurred to expected total hours; accordingly we must estimate the costs to complete the arrangement utilizing an estimate of man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Due to the complexity of some software license agreements, we routinely apply judgments to the application of software recognition accounting principles to specific agreements and transactions. Different judgments or different contract structures could have led to different accounting conclusions, which could have a material effect on our reported quarterly results of operations.

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

Long-lived Assets, Intangible Assets and Goodwill

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142) we must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) using reporting units identified for the purpose of assessing potential future impairments of goodwill.

We apply the provisions of SFAS 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

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

Acquisition Accounting

In connection with our acquisitions, we apply the provisions of SFAS 141, “Business Combinations”, and allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development (IPR&D), client contracts, other identifiable intangible assets and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the discounted estimated future cash flows from the product sales of such completed technology. While actual results during the years ended December 31, 2006, 2005 and 2004 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

Stock-based Compensation

As of the date of the Transaction, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method, which requires companies to record stock compensation expense over the remaining service period for all unvested awards as of the adoption date. Accordingly, prior period amounts have not been restated. Using the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

Income Taxes

The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. On a quarterly basis, we evaluate whether deferred tax assets are realizable and assess whether there is a need for additional valuation allowances. Such estimates require significant judgment on the part of our management. In addition, we evaluate the need to provide additional tax provisions for adjustments proposed by taxing authorities.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

The following table sets forth revenues (dollars in thousands) and changes in revenues for the periods indicated:

			Successor	Predecessor
			Period from	Period from
	Successor	Combined	November 23,	January 1,
	Year Ended	Year Ended	2005 through	2005 through	Year Ended
	December 31,	December 31,	December 31,	November 22,	December 31,	Percent Change in
	2006 ,	2005 ,	2005 ,	2005 ,	2004 ,	2006	2005 ,

Revenues:
Software licenses	$22,925	$23,734	$3,587	$20,147	$17,250	(3.4)%	37.6%
Maintenance	55,222	47,765	3,701	44,064	36,433	15.6	31.1
Professional services	19,582	15,085	2,520	12,565	11,320	29.8	33.3
Outsourcing	107,740	75,050	7,857	67,193	30,885	43.6	143.0

Total revenues	$205,469	$161,634	$17,665	$143,969	$95,888	27.1	68.6

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Revenues:
Software licenses	11.2%	14.7%	18.0%
Maintenance	26.9	29.6	38.0
Professional services	9.5	9.3	11.8
Outsourcing	52.4	46.4	32.2

Revenues

We derive our revenues from software licenses, related maintenance and professional services and software-enabled outsourcing services. As a general matter, our software license and professional services revenues tend to fluctuate based on the number of new licensing clients, while fluctuations in our outsourcing revenues are attributable to the number of new outsourcing clients as well as the number of outsourced transactions provided to our existing clients. Maintenance revenues vary primarily on the rate by which we add or lose maintenance clients over time and, to a lesser extent, the annual increases in maintenance fees, which are generally tied to the consumer price index.

Revenues were $205.5 million, $161.6 million and $95.9 million in 2006, 2005 and 2004, respectively. Revenue growth in 2006 of $43.8 million, or 27%, was primarily a result of our 2005 acquisitions of FMC, EisnerFast, Financial Interactive, Inc., MarginMan and OIS, which increased revenues by an aggregate of $24.5 million, reflecting a full twelve months of activity. Our 2006 acquisitions of Cogent and Zoologic added $5.1 million in the aggregate and revenues for businesses and products that we have owned for at least 12 months, or organic revenues, increased $17.1 million, or 10.5%, from 2005. Organic growth came from increased demand for our outsourcing services totaling $15.7 million and increases in sales of our maintenance and professional services of $3.2 million and $1.6 million, respectively. These increases were offset by a decrease of $3.4 million in license sales. Revenues for 2006 also include a reduction of $3.6 million related to the valuation of deferred revenue acquired in the Transaction, while 2005 revenues were reduced by $0.7 million. The increase in revenues from 2004 to 2005 of $65.7 million, or 69%, was primarily a result of our 2005 acquisitions, which added an aggregate of $53.5 million, our 2004 acquisition of OMR, which increased $6.4 million, reflecting a full twelve months of activity and organic revenue growth of $6.6 million, or 6.9%. Revenues for 2005 also include a reduction of $0.7 million related to the valuation of deferred revenue acquired in the Transaction.

Software Licenses

Software license revenues were $22.9 million, $23.7 million and $17.3 million in 2006, 2005 and 2004, respectively. The decrease in software license revenues from 2005 to 2006 of $0.8 million was due to a reduction of $1.5 million related to the valuation of deferred revenue acquired in the Transaction. Our acquisition of Zoologic in August 2006 added $0.7 million, while organic revenues were consistent with 2005. The increase in software license revenues from 2004 to 2005 of $6.4 million, or 38%, was due to our 2005 acquisitions, which contributed $4.3 million in the aggregate and organic revenue growth of $2.1 million, or 12.5%. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

Maintenance revenues were $55.2 million, $47.8 million and $36.4 million in 2006, 2005 and 2004, respectively. The increase in maintenance revenues from 2005 to 2006 of $7.5 million, or 16%, was primarily due to our 2005 acquisitions, which increased revenues an aggregate of $5.9 million, reflecting a full twelve months of activity, organic growth of $3.2 million and our acquisition of Zoologic, which added $0.2 million. These increases in maintenance revenues were offset by a reduction of $2.8 million related to the valuation of deferred revenue acquired in the Transaction, and 2005 revenues were reduced by $1.0 million due to the valuation of acquired deferred revenues. The increase in maintenance revenues from 2004 to 2005 of $11.4 million, or 31%, was primarily attributable to our 2005 acquisitions, which added $9.3 million in the aggregate, our 2004 acquisition of OMR, which increased $1.5 million, reflecting a full twelve months of activity and organic revenue growth of $1.5 million, or 4.0%. These increases in maintenance revenues were offset by a reduction of $1.0 million related to the valuation of deferred revenue acquired in the Transaction. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage changes in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

Professional services revenues were $19.6 million, $15.1 million and $11.3 million in 2006, 2005 and 2004, respectively. The increase in professional services revenues from 2005 to 2006 of $4.5 million, or 30%, was primarily due to our 2005 acquisitions which increased revenues by an aggregate of $2.9 million, reflecting a full twelve months of activity and organic growth of $1.6 million. The increase in professional services revenues from 2004 to 2005 of $3.8 million, or 33%, was primarily attributable to our 2005 acquisitions, which added an aggregate of $5.0 million in revenues. Organic revenues decreased by $1.4 million, primarily the result of significant implementation projects from 2004 that were completed during the first quarter of 2005. Professional services revenues for 2005 also include an increase of $0.2 million related to the valuation of deferred revenue acquired in the Transaction. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Outsourcing

Outsourcing revenues were $107.7 million, $75.1 million and $30.9 million in 2006, 2005 and 2004, respectively. The increase in outsourcing revenues from 2005 to 2006 of $32.7 million, or 44%, was primarily due to our 2005 acquisitions which increased revenues by an aggregate of $12.5 million, reflecting a full twelve months of activity, our 2006 acquisition of Cogent, which added $4.2 million and organic growth of $15.7 million, or 21%. Organic growth was driven by SS&C Fund Services and Pacer ASP services provided by SS&C Canada. Outsourcing revenues for 2006 include an increase of $0.4 million related to the valuation of deferred revenue acquired in the Transaction, while 2005 revenues were increased by $0.1 million. The increase in outsourcing revenues from 2004 to 2005 of $44.2 million, or 143%, was primarily attributable to our 2005 acquisitions, which added an aggregate of $34.9 million in revenues, our 2004 acquisition of OMR, which increased $3.8 million, reflecting a full twelve months of activity and organic revenue growth of $5.4 million, or 17.6%. Outsourcing revenues for 2005 also include an increase of $0.1 million related to the valuation of deferred revenue acquired in the Transaction. Future outsourcing revenue growth is dependent on our ability to add new outsourcing clients, retain existing clients and increase average outsourcing fees.

Cost of Revenues

The total cost of revenues was $100.0 million, $66.6 million and $33.8 million in 2006, 2005 and 2004, respectively. The gross margin decreased from 65% in 2004 to 59% in 2005 and to 51% in 2006. The increase in costs in 2006 was primarily due to our 2005 acquisitions which increased an aggregate of $10.7 million, reflecting a full twelve months of activity, our 2006 acquisitions of Cogent and Zoologic, which added $2.9 million, incremental amortization of $10.2 million related to the revaluation of intangible assets in connection with the Transaction and cost increases of $10.0 million to support our organic revenue growth. The increased costs included $9.0 million for personnel, infrastructure and other costs to support the growth in our outsourcing revenues and professional services revenues, respectively, and $1.0 million of stock-based compensation expense. The increase in cost of revenues in 2005 was primarily attributable to our 2005 acquisitions, which added an aggregate of $25.6 million in costs and $3.2 million of costs for OMR, reflecting a full twelve months of activity for this April 2004 acquisition. Additionally, personnel costs and other expenses increased $4.0 million to support our increased revenues.

Cost of Software License Revenues

Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, the costs of product media, packaging and documentation. The cost of software license revenues was $9.2 million, $3.8 million and $2.3 million in 2006, 2005 and 2004, respectively. The increase in cost from 2005 to 2006 was primarily attributable $3.9 million in additional amortization relating to the Transaction, reflecting a full twelve months, our 2005 acquisitions, which increased $0.8 million, reflecting a full twelve months, and our acquisition of Zoologic, which added $0.1 million in costs. Organically, costs increased $0.6 million, reflecting additional amortization under the percent of cash flows method. The increase in cost from 2004 to 2005 was primarily attributable to amortization of completed technology associated with our 2005 acquisitions, which added $0.8 million in costs, and $0.2 million of costs for OMR, reflecting a full twelve months of amortization for the completed technology acquired in April 2004. Additionally, costs increased $0.5 million reflecting the revaluation of intangibles acquired in the Transaction.

Cost of Maintenance Revenues

Cost of maintenance revenues consists primarily of technical client support and costs associated with the distribution of product and regulatory updates. The cost of maintenance revenues was $20.4 million, $11.9 million and $8.5 million in 2006, 2005 and 2004, respectively. The increase in costs from 2005 to 2006 was primarily due to $7.0 million in additional amortization relating to the Transaction, our 2005 acquisitions, which increased costs by an aggregate of $1.4 million, reflecting a full twelve months of activity, and our 2006 acquisition of Zoologic, which added $0.3 million. These increases were offset by a $0.2 million decrease in organic costs. The increase in costs from 2004 to 2005 was primarily due to $2.7 million in additional costs associated with our 2005 acquisitions and additional costs of $0.7 million related to OMR, reflecting a full 12 months of activity. Additionally, reductions in personnel and other expenses of $0.7 million were fully offset by an increase in amortization expense related to the revaluation of intangible assets acquired in the Transaction.

Cost of Professional Services Revenues

Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenue was $12.6 million, $8.7 million and $6.6 million in 2006, 2005 and 2004, respectively. The increase in costs from 2005 to 2006 was primarily due to our 2005 acquisitions, which increased an aggregate of $2.3 million, reflecting a full twelve months of activity, and an increase of $1.5 million to support organic revenue growth. The increase in costs from 2004 to 2005 was attributable to our 2005 acquisitions, which added $2.1 million in the aggregate, and increased costs of $0.5 million related to OMR, reflecting a full 12 months of activity, partially offset by a reduction of $0.5 million in personnel and other expenses.

Cost of Outsourcing Revenues

Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients. The cost of outsourcing revenues was $57.8 million, $42.2 million and $16.4 million in 2006, 2005 and 2004, respectively. The increase in costs from 2005 to 2006 was primarily due to our 2005 acquisitions, which increased costs an aggregate of $6.2 million, reflecting a full twelve months of activity, our 2006 acquisition of Cogent, which added $2.5 million, and an increase of $7.0 million in organic costs to support the growth in outsourcing revenues. Additionally, 2006 costs include $0.8 million related to stock-based compensation and a decrease of $0.8 million in amortization expense. The increase in costs from 2004 to 2005 was primarily due to $20.0 million of costs associated with our 2005 acquisitions and increased costs of $1.8 million related to OMR, reflecting a full 12 months of activity. Additionally, personnel and other expenses increased $3.8 million to support growth in organic revenues, and amortization expense increased $0.2 million due to the revaluation of intangible assets acquired in the Transaction.

Operating Expenses

Our total operating expenses were $61.6 million, $85.8 million and $32.7 million in 2006, 2005 and 2004, respectively, and represent 30%, 53% and 34%, respectively, of total revenues in those years. The decrease in total operating expenses from 2005 to 2006 was primarily due to one-time transaction costs of $36.9 million in 2005. Additionally, our 2005 acquisitions increased costs by an aggregate of $6.6 million, reflecting a full twelve months of activity, our 2006 acquisitions added $0.6 million and organic costs increased $5.5 million. The increase in organic costs was primarily due to $2.9 million in stock-based compensation, $1.8 million in capital-based taxes, $1.1 million in increased amortization expense due to the revaluation of intangible assets acquired in the Transaction and $1.0 million in post-Transaction management services provided by The Carlyle Group. These increases were offset by a decrease of $1.3 million in personnel and other expenses. The increase in total operating expenses from 2004 to 2005 was primarily due to transaction costs of $36.9 million related to the sale of the Company, the 2005 acquisitions, which added $14.1 million in expenses, and an increase of $1.1 million reflecting a full 12 months of activity for OMR. Additionally, bad debt expense increased $1.3 million, mainly due to a benefit of $0.4 million recorded in 2004, partially offset by a decrease in personnel and other costs of $0.3 million.

Selling and Marketing

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $17.6 million, $14.5 million and $10.7 million in 2006, 2005 and 2004, respectively, representing 9%, 9% and 11%, respectively, of total revenues in those years. The increase in expenses from 2005 to 2006 was primarily due to our 2005 acquisitions, which increased costs by an aggregate of $1.8 million, reflecting a full twelve months of activity, our 2006 acquisitions, which added $0.4 million, a $1.0 million in increased amortization expense due to the revaluation of intangible assets acquired in the Transaction and stock-based compensation expense of $0.6 million. These increases were offset by a decrease of $0.7 million in personnel and other costs. The increase in expenses from 2004 to 2005 was due to the 2005 acquisitions, which added $4.2 million in costs, and an increase of $0.2 million, reflecting a full 12 months of activity for OMR. Additionally, a reduction in personnel and other costs of $0.7 million was partially offset by increased amortization of $0.1 million related to the revaluation of intangible assets acquired in the Transaction.

Research and Development

Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $23.6 million, $21.3 million and $14.0 million in 2006, 2005 and 2004, respectively, representing 11%, 13% and 15%, respectively, of total revenues in those years. The increase in expenses from 2005 to 2006 was primarily due to our 2005 acquisitions, which increased costs by an aggregate of $3.4 million, reflecting a full twelve months of activity, our 2006 acquisitions, which added $0.2 million, and stock-based compensation expense of $0.4 million. These increases were offset by a decrease of $1.6 million in personnel and other costs. The increase in expenses from 2004 to 2005 was primarily attributable to our 2005 acquisitions, which added $6.7 million in costs, and increased expenses of $0.7 million, reflecting a full 12 months of activity for OMR, partially offset by a reduction in personnel costs of $0.1 million.

General and Administrative

General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $20.4 million, $13.1 million and $8.0 million in 2006, 2005 and 2004, respectively, representing 10%, 8% and 8%, respectively, of total revenues in those years. The increase in expenses from 2005 to 2006 was primarily due to our 2005 acquisitions, which increased costs by an aggregate of $1.4 million, reflecting a full twelve months of activity, stock-based compensation expense of $1.8 million, capital-based taxes of $1.8 million and $1.0 million in post-Transaction management services provided by The Carlyle Group. Personnel and other costs increased an additional $1.3 million. The increase in expenses from 2004 to 2005 was primarily attributable to our 2005 acquisitions, which added $3.2 million in costs, and increased expenses of $0.2 million, reflecting a full 12 months of activity for OMR. Additionally, bad debt expense increased $1.3 million, primarily due to a benefit of $0.4 million recorded in 2004, and personnel costs increased $0.4 million.

Merger Costs Related to the Sale of SS&C

In November 2005, Sunshine Acquisition Corporation, a corporation affiliated with The Carlyle Group, completed the acquisition of SS&C Technologies, Inc. In connection with the Transaction, we incurred $36.9 million in costs, including $31.7 million of compensation expense related to our settlement of outstanding stock options.

Interest Income, Interest Expense and Other Income, Net

We had interest expense of $47.4 million and interest income of $0.4 million in 2006. In 2005, we had interest expense of $7.0 million and interest income of $1.1 million. In 2004, we had no interest expense and interest income of $1.5 million. The increase in interest expense from 2005 to 2006 reflects a full twelve months of carrying the debt issued in connection with the Transaction. The interest expense in 2005 was due to the issuance of $205.0 million in senior subordinated notes and $285.0 million of borrowings in November 2005 in connection with the Transaction. Additionally, we used $84.0 million of cash on hand and incurred $75.0 million of debt to effect our acquisition of FMC in April 2005. Other income, net in 2006 primarily reflects income recorded under the equity method from a private investment. Included in other income, net in 2005 were net gains of $0.6 million resulting from the sale of marketable securities and net foreign currency translation gains of $0.2 million. Included in other income, net in 2004 was $0.1 million related to a favorable legal settlement.

Provision for Income Taxes

For the year ended December 31, 2006, we recorded a benefit of $3.8 million. This was partially due to a change in Canadian statutory tax rates enacted in June 2006, for which we recorded a benefit of approximately $1.2 million on our deferred tax assets, and foreign tax benefits of approximately $1.9 million. For the years ended December 31, 2005 and 2004, we had effective income tax rates of approximately 63% and 39%, respectively. The higher tax rate in 2005 was primarily due to merger costs related to the sale of SS&C, which were not deductible for tax purposes. We had $89.0 million of deferred tax liabilities and $19.1 million of deferred tax assets at December 31, 2006. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at December 31, 2006.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations and availability under the revolving credit portion of our senior credit facilities to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

Our cash, cash equivalents and marketable securities at December 31, 2006 were $11.7 million, which represents a decrease of $3.9 million from $15.6 million at December 31, 2005. The decrease was primarily due to net repayment of debt and cash paid for acquisitions and fixed assets, partially offset by cash provided by operations.

Net cash provided by operating activities was $30.7 million in 2006. Net cash provided by operating activities during 2006 was primarily due to net income of $1.1 million adjusted for non-cash items of $23.6 million, decreases of $7.8 million and $2.5 million in taxes receivable and accounts receivable, respectively, and an increase of $1.2 million in deferred revenue. These items were partially offset by an increase of $2.0 million in prepaid expenses and a decrease of $3.1 million in accrued expenses.

Net cash used in investing activities was $18.6 million in 2006, including $14.0 million for the acquisitions of Cogent and Zoologic and $4.2 million for capital expenditures. Additionally, we capitalized $0.4 million of development costs related to our FundRunner Marathon product that was released in December 2006.

Net cash used in financing activities was $16.4 million in 2006, primarily related to $17.1 million net repayments of debt. Additionally, we received $0.7 million from the sale of Sunshine Acquisition Corporation common stock.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2006, our total indebtedness was $471.9 million and we had $72.0 million available for borrowing under our revolving credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 that require us to make future cash payments (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term and long-term debt	$471,929	$2,674	$5,348	$8,348	$455,559
Interest payments(1)	283,943	46,749	86,744	85,834	64,616
Operating lease obligations(2)	48,758	8,098	13,964	11,955	14,741
Purchase obligations(3)	3,940	1,754	1,168	509	509

Total contractual obligations	$808,570	$59,275	$107,224	$106,646	$535,425

(1)	Reflects interest payments on our term loan facility at an assumed interest rate of three-month LIBOR of 5.36% plus 2.0%, interest payments on our revolving credit facility at an assumed interest rate of one-month LIBOR of 5.35% plus 2.75% and required interest payment payments on our senior subordinated notes of 11.75%.

(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut was extended in 2006 and now expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.4 million, $352,000 and $456,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

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

Senior Credit Facilities

Our borrowings under our senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan of $2.7 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under our senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.

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

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most of our subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at December 31, 2006.

In March 2007, we amended our credit agreement to reduce the margin on the U.S. Term Loan from 2.5% to 2.0%.

  11 3/4% Senior Subordinated Notes due 2013

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

Covenant Compliance

Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2006, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

			Successor
			Period from	Predecessor
			November 23,	Period from
	Successor	Combined	2005	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 22,
	2006	2005	2005	2005
	(In thousands)
Net income	$1,075	$1,543	$831	$712
Interest expense (income), net	47,039	5,951	4,890	1,061
Income taxes	(3,789)	2,658	—	2,658
Depreciation and amortization	27,128	11,876	2,301	9,575

EBITDA	71,453	22,028	8,022	14,006
Purchase accounting adjustments(1)	3,017	616	616	—
Merger costs(2)	—	36,912	—	36,912
Unusual or non-recurring charges(3)	3,326	(894)	(242)	(652)
Acquired EBITDA and cost savings(4)	1,147	16,962	201	16,761
Stock-based compensation	3,871	—	—	—
Other(5)	1,184	107	107	—

Consolidated EBITDA, as defined	$83,998	$75,731	$8,704	$67,027

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease obligations to fair value at the date of the Transaction.

(2)	Merger costs include expenses for investment banking, legal and accounting services related to the Transaction.

(3)	Unusual or non-recurring charges include capital-based taxes reflected in general and administrative expenses, foreign currency gains and losses, gains and losses on the sales of marketable securities, proceeds from legal settlements, costs associated with the closing of a regional office and other one-time expenses.

(4)	Acquired EBITDA reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period.

(5)	Other includes management fees paid to The Carlyle Group and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for year ended December 31, 2006 limited expenditures to $10 million. Actual capital expenditures for the period were $4.6 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the year ended December 31, 2006 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	7.50	x	5.48x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.40	x	1.88x

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes”, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007 as required. We do not expect that the adoption of FIN 48 will have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of FAS 157 will have a significant impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.

At December 31, 2006, we had total debt of $471.9 million, including $266.9 million of variable rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $200.6 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately $50.6 million U.S. dollars. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.7 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in

December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.7 million and $2.7 million per year, respectively. See Note 6 of notes to our consolidated financial statements.

At December 31, 2006, $51.9 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.

During 2006, approximately 40% of our revenues was from customers located outside the United States. A portion of the revenues from customers located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. Revenues and expenses of our foreign operations are denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations.

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

Information required by this item is contained in our consolidated financial statements, related footnotes and the report of PricewaterhouseCoopers LLP, which information follows the signature page to this annual report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Effective as of October 31, 2006, in connection with the termination of his employment, Kevin Milne, our former Senior Vice President — International, entered into a Compromise Agreement with our subsidiary, SS&C

Technologies Limited. Under the terms of the agreement, Mr. Milne’s employment terminated on October 31, 2006 (the “Termination Date”). The agreement provides that, in addition to payment of Mr. Milne’s salary and benefits through the Termination Date, Mr. Milne will be paid, within seven days of the Termination Date, £50,000 in lieu of three months’ notice of termination, £215.58 in lieu of the benefits Mr. Milne would have received during the three-month notice period, £10,769.23 in respect of unused holiday accrued through the Termination Date and holiday accruing during the three-month notice period, and £15,384.15 as a severance payment. Under the agreement, Mr. Milne executed a release in favor of SS&C Technologies Limited and any subsidiary or holding company of SS&C Technologies Limited (collectively, the “Employer”), agreed to continue to satisfy his non-solicitation obligations under the Contract of Employment with the Employer, dated June 7, 2004, and agreed to satisfy certain confidentiality obligations. In addition, Mr. Milne and the Employer agreed not to disparage each other following the Termination Date.

The foregoing description of the Compromise Agreement is qualified in its entirety by reference to the actual Compromise Agreement, which is attached as Exhibit 10.19 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position

William C. Stone	51	Chairman of the Board and Chief Executive Officer
Normand A. Boulanger	45	President, Chief Operating Officer and Director
Patrick J. Pedonti	55	Senior Vice President and Chief Financial Officer
Stephen V.R. Whitman	60	Senior Vice President and General Counsel
William A. Etherington	65	Director
Allan M. Holt	54	Director
Todd R. Newnam	36	Director
Claudius (Bud) E. Watts IV	45	Director

Our executive officers and directors are briefly described below:

William C. Stone founded SS&C in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since our inception. He also has served as our President from inception through April 1997 and again from March 1999 until October 2004. Prior to founding SS&C, Mr. Stone directed the financial services consulting practice of KPMG LLP, an accounting firm, in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc., a financial services company.

Normand A. Boulanger has served as our President and Chief Operating Officer since October 2004. Prior to that, Mr. Boulanger served as our Executive Vice President and Chief Operating Officer from October 2001 to October 2004, Senior Vice President, SS&C Direct from March 2000 to September 2001, Vice President, SS&C Direct from April 1999 to February 2000, Vice President of Professional Services for the Americas, from July 1996 to April 1999, and Director of Consulting from March 1994 to July 1996. Prior to joining SS&C, Mr. Boulanger served as Director of Investment Operations for The Travelers, now a Citigroup organization, from September 1986 to March 1994. Mr. Boulanger was elected as one of our directors in February 2006.

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

William A. Etherington was elected as one of our directors in May 2006. He currently serves as Chairman of the Board of the Canadian Imperial Bank of Commerce (CIBC). Mr. Etherington retired from IBM in September 2001 as Senior Vice President and Group Executive, Sales and Distribution. Mr. Etherington spent over 37 years with IBM and was a member of IBM’s Operations Committee and Worldwide Management Council. He also serves on the boards of directors of Celestica Inc. and MDS Inc.

Allan M. Holt was elected as one of our directors in February 2006. He currently serves as a Managing Director and Co-head of the U.S. Buyout group of The Carlyle Group, which he joined in 1991. He previously was head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group. From 1984 to 1987, Mr. Holt was Director of Planning and Budgets at MCI Communications Corporation. He also serves on the Boards of Directors of Landmark Aviation, MedPointe, Inc., Standard Aero Holdings, Inc., The Neilsen Company and Vought Aircraft Industries, Inc.

Todd R. Newnam was elected as one of our directors in February 2006. He currently serves as a Managing Director of The Carlyle Group, which he joined in 2000. Prior to joining Carlyle in 2000, Mr. Newnam was a Vice President of the Defense, Aerospace, and Technical Services Group in the First Union Securities, Inc.’s M&A Group (formerly Bowles Hollowell Conner & Co.). He also serves on the board of directors of CPU Technology.

Claudius (Bud) E. Watts IV was elected as one of our directors in November 2005. He currently serves as a Managing Director and Head of the Technology Buyout Group of The Carlyle Group, which he joined in 2000. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the M&A group of First Union Securities, Inc. He joined First Union Securities when First Union acquired Bowles Hollowell Conner & Co., where Mr. Watts was a principal. He also serves on the boards of directors of CPU Technology, Firth Rixson, Ltd., Freescale Semiconductor and Open Solutions Inc.

Committees of our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and two standing committees: the audit committee, which is currently composed of Messrs. Etherington, Newnam and Watts, and the compensation committee, which is currently composed of Messrs. Etherington, Holt and Watts. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues. We have no nominating committee or similar committee.

Our equity securities are not publicly traded. Each of the current members of our audit committee has been formally designated as an “audit committee financial expert” as that term is defined under the rules and regulations of the SEC. Our board of directors is comfortable with the present composition of the audit committee and believes that the members of the audit committee are fully qualified to address any issue that is likely to come before it, including the evaluation of our financial statements and supervision of our independent registered public accounting firm.

Code of Ethics

We have adopted a written code of ethics, referred to as the SS&C Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees and includes provisions relating to accounting and financial matters. The SS&C Code of Business Conduct and Ethics is available on our website at www.ssctech.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

On November 23, 2005, we were acquired through a merger transaction with Sunshine Acquisition Corporation, a Delaware corporation formed by investment funds associated with The Carlyle Group. As discussed below, various aspects of executive officer compensation were negotiated and determined in connection with Sunshine’s acquisition of SS&C, which we refer to herein as the “Transaction.”

Our executive compensation program is overseen and administered by our compensation committee, which currently consists of Messrs. Etherington, Holt and Watts. Our compensation committee operates under a written charter adopted by our board of directors and discharges the responsibilities of the board relating to the compensation of our executive officers. Our chief executive officer typically presents salary, bonus and equity compensation recommendations to the compensation committee, which, in turn, considers the recommendations and has ultimate approval authority. As a technical matter, all equity compensation awarded to our executive officers is Sunshine equity and must be approved by Sunshine’s compensation committee. As a practical matter, the members of the compensation committees of Sunshine and SS&C are identical, and the meetings are generally held on a concurrent basis. For purposes of this compensation discussion and analysis, references to the compensation committee are to the compensation committee of SS&C, with the understanding that formal approval of equity compensation resides with the Sunshine compensation committee.

Objectives of Our Executive Compensation Program

The primary objectives of the compensation committee with respect to executive compensation are to:

•	attract, retain and motivate the best possible executive talent;

•	reward successful performance by the executive officers and the company; and

•	align the interests of executive officers with those of Sunshine’s stockholders by providing long-term equity compensation.

To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and in our region that compete with us for executive talent. Our compensation program rewards our executive officers based on a number of factors, including the company’s operating results, the company’s performance against budget, individual performance, prior-period compensation and prospects for individual growth. Changes in compensation are generally incremental in nature without wide variations from year to year but with a general trend that has matched increasing compensation with the growth of our business. Our compensation committee relies heavily on the recommendations of our chief executive officer, and the factors that affect compensation are subjective in nature and not tied to peer group analyses, surveys of compensation consultants or other statistical criteria. The committee, in consultation with the chief executive officer, attempts to structure a compensation package based on years of experience in the industry and knowledge of what keeps people motivated and committed to the institution.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;

•	discretionary annual cash bonuses;

•	stock option awards;

•	perquisites; and

•	severance and change-of-control benefits.

We have no formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the compensation committee, in consultation with and upon the recommendation of our chief executive officer, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. While we identify below particular compensation objectives that each element of executive compensation serves, we believe that each element of compensation, to a greater or lesser extent, serves each of the objectives of our executive compensation program.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries for 2006, the compensation committee, together with our chief executive officer, considered a variety of factors, including the seniority of the individual, the level of the individual’s responsibility, the ability to replace the individual, the individual’s tenure at the company, relative pay among the executive officers and the dollar amount that would be necessary to keep the executive in the Windsor, Connecticut area. Generally, we believe that executive base salaries should grow incrementally over time and that more of the “up side” of compensation should rest with cash bonuses and long-term equity incentive compensation. We believe that the base salaries of our executive officers are reasonable and competitive with other companies of similar size and in the same industry as SS&C. In the case of Mr. Stone, the minimum base salary is mandated by his employment agreement negotiated in connection with the Transaction and cannot be less than $500,000 per year. Kevin Milne, our former Senior Vice President — International whose employment with the company terminated as of October 31, 2006, was party to an employment agreement that provided for a base salary of £200,000 per year.

Base salaries are reviewed at least annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account company performance and individual responsibilities, performance and experience. In March 2007, the compensation committee, upon Mr. Stone’s recommendation, set the following base salaries for its executive officers in 2007: Mr. Stone, $600,000; Mr. Boulanger, $400,000; Mr. Pedonti, $225,000; and Mr. Whitman, $205,000.

Discretionary Annual Cash Bonus

As part of the annual budgeting process each year, we set aside a “bonus pool” for our employees, including our executive officers. The bonus pool may ultimately change in size from the budgeted pool depending on whether we meet, exceed or fail to meet our budgeted results. The discretionary annual cash bonuses are intended to compensate for the achievement of strategic, operational and financial performance of the company as a whole or of particular business units, as well as individual performance and growth potential. The annual cash bonuses are discretionary in nature and not tied to the achievement of specific results or pre-established financial metrics. The chief executive officer proposes executive bonus allocations to the compensation committee, which has ultimate approval authority. Mr. Stone is entitled to a minimum annual bonus of at least $450,000 pursuant to his employment agreement. Mr. Milne’s employment agreement provided him with an opportunity to earn an annual cash bonus of up to 50% of his annual base salary, based on certain metrics relating to Mr. Milne’s performance and SS&C’s financial performance and at the discretion of Mr. Stone. We awarded no bonus to Mr. Milne for his 2006 services because we provided him with a severance package, which is described more fully in Item 9B of this Annual Report on Form 10-K.

Stock Option Awards

In August 2006, the board of directors and stockholders of Sunshine adopted the 2006 Equity Incentive Plan, which provides for the grant of options to purchase shares of Sunshine common stock to employees, consultants and directors and provides for the sale of Sunshine common stock to employees, consultants and directors. A maximum of 1,314,567 shares of Sunshine common stock are reserved for issuance under the plan. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, or nonqualified options. Options granted under the plan may not be exercised more than ten years after the date of grant. Shares acquired by any individuals will be subject to the terms and conditions of a stockholders agreement that governs the transferability of the shares.

During August 2006, we awarded our executive officers long-term incentive compensation in the form of option grants to purchase shares of Sunshine common stock. The Sunshine board of directors awarded the following types of options to its executive officers:

•	40% of the options are “time-based” options that vest as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined;

•	40% of the options are “performance-based” options that vest based on the determination by the Sunshine board of directors or compensation committee as to whether our earnings before interest, taxes, depreciation and amortization, as adjusted (EBITDA), for each fiscal year 2006 through 2010 equals, exceeds or falls short by a certain percentage of the EBITDA target for such year. A certain percentage of performance-based options will vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in Sunshine made by Mr. Stone and investment funds associated with The Carlyle Group, which we refer to collectively as our “principal stockholders”; and

•	20% of the options are “superior” options that vest (in whole or in part) only upon a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in Sunshine made by our principal stockholders.

The exercise price per share for the options awarded in August 2006 is $74.50, which is the split-adjusted value of the Sunshine common stock at the time of the consummation of the Transaction. As there is no trading market for Sunshine common stock, the Sunshine board of directors determined in good faith that the valuation of the consolidated Sunshine enterprise at the time of the Transaction continued to represent the fair market value of the common stock as of August 2006. The Sunshine board of directors determined the number of options to be awarded to the executive officers based on projected ownership percentages of Sunshine common stock that were disclosed in connection with the Transaction. At that time, we disclosed that Mr. Stone was entitled to options for 2% of the fully diluted Sunshine shares, per his employment agreement, and that we would award options representing an aggregate of 2.9% of the fully diluted shares to our other executive officers.

We believe that the combination of time-based, performance-based and superior options provides incentives to our executive officers not only to remain with the company but also to help grow the company and improve profitability. Although the 2006 EBITDA targets contained in the performance-based options were not met, and thus none of the performance-based options had vested as of December 31, 2006, we believe it is reasonably likely that future EBITDA targets will be met and that the performance-based options will vest in whole or in part in the future.

Perquisites

We offer a variety of benefit programs to all eligible employees, including our executive officers. Our executive officers generally are eligible for the same benefits on the same basis as the rest of our employees, including medical, dental and vision benefits, life insurance coverage and short- and long-term disability coverage. Our executive officers are also eligible to contribute to our 401(k) plan and receive matching company contributions under the plan. In addition, our executive officers are entitled to reimbursement for all reasonable travel and other expenses incurred during the performance of the executive officer’s duties in accordance with our expense reimbursement policy.

We limit the use of perquisites as a method of compensation and provide our executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain talented employees for key positions.

Severance and Change-of-Control Benefits

Pursuant to his employment agreement, Mr. Stone is entitled to specified benefits in the event of the termination of his employment under certain circumstances. Mr. Stone’s severance benefits were negotiated with representatives of The Carlyle Group in connection with the Transaction. In the fourth quarter of 2006, we negotiated a compromise agreement with Mr. Milne that provided Mr. Milne with certain severance benefits as part of his separation from the company. We provide more detailed information about the benefits to Messrs. Stone and Milne, along with estimates of their value under various circumstances, under the captions “Employment and Related Agreements” and “Potential Payments Upon Termination or Change of Control” below and in Item 9B of this Annual Report on Form 10-K.

As described above, the time-based options awarded to our executive officers vest in full immediately prior to the effective date of a liquidity event, and the performance-based and superior options vest in whole or in part if proceeds from the liquidity event equal or exceed specified returns on investments in Sunshine made by our principal stockholders. The option agreements, the terms of which were negotiated with representatives of The Carlyle Group, define a “liquidity event” as either

(a) the consummation of the sale, transfer, conveyance or other disposition in one or a series of related transactions, of the equity securities of Sunshine held, directly or indirectly, by all of our principal stockholders in exchange for currency, such that immediately following such transaction (or series of related transactions), the total number of all equity securities held, directly or indirectly, by all of the principal stockholders and any affiliates is, in the aggregate, less than 50% of the total number of equity securities (as adjusted) held, directly or indirectly, by all of the principal stockholders as of November 23, 2005; or

(b) the consummation of the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the assets of Sunshine to any person other than to any of the principal stockholders or their affiliates.

In addition, under the terms of the 2006 Equity Incentive Plan, either the Sunshine board or Sunshine compensation committee can accelerate in whole or in part the vesting periods for outstanding options. Please see “Potential Payments Upon Termination or Change of Control” below for estimates of the value our executive officers would receive in the event of a liquidity event.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect our compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based upon this review and our discussions, the compensation committee recommended to SS&C’s board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

     By the compensation committee of the board of directors

William A. Etherington
Allan M. Holt
Claudius (Bud) E. Watts IV

Compensation Committee Interlocks and Insider Participation

The compensation committee members whose names appear above were committee members since the inception of the compensation committee in 2006. No member of the compensation committee is or has been a former or current officer or employee of SS&C or had any related person transaction involving SS&C. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the fiscal year ended December 31, 2006.

Summary Compensation Table

The following table contains information with respect to the compensation for the fiscal year ended December 31, 2006 of our chief executive officer (principal executive officer), chief financial officer (principal financial officer), two other executive officers and one former executive officer, who were the most highly compensated executive officers in 2006. We refer to these five executive officers as our named executive officers.

					All Other
Name and		Salary	Bonus	Option Awards	Compensation		Total
Principal Position	Year	($)	($)	($)(1)	($)		($)

William C. Stone Chief Executive Officer	2006	$500,000	$895,000	$597,582	$3,224	(2)	$1,995,806
Normand A. Boulanger Chief Operating Officer	2006	350,000	440,000	448,188	3,264	(3)	1,241,452
Patrick J. Pedonti Chief Financial Officer	2006	200,000	165,000	224,094	3,160	(4)	592,254
Stephen V.R. Whitman General Counsel	2006	190,000	100,000	119,515	3,264	(5)	412,779
Kevin Milne Senior Vice President — International(6)	2006	317,867	—	—	148,765	(7)	466,632

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes for 2006 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R, for options to purchase shares of Sunshine common stock granted under Sunshine’s 2006 Equity Incentive Plan. The amounts disregard the estimate of forfeitures related to service-based vesting and are based on assumptions included in Note 10 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K.

(2)	Consists of our contribution of $3,000 to Mr. Stone’s account under the SS&C 401(k) savings plan and our payment of $224 of long-term disability premiums for the benefit of Mr. Stone.

(3)	Consists of our contribution of $3,000 to Mr. Boulanger’s account under the SS&C 401(k) savings plan and our payment of $264 of long-term disability premiums for the benefit of Mr. Boulanger.

(4)	Consists of our contribution of $3,000 to Mr. Pedonti’s account under the SS&C 401(k) savings plan and our payment of $160 of long-term disability premiums for the benefit of Mr. Pedonti.

(5)	Consists of our contribution of $3,000 to Mr. Whitman’s account under the SS&C 401(k) savings plan and our payment of $264 of long-term disability premiums for the benefit of Mr. Whitman.

(6)	Amounts based on the pound-dollar exchange rate as of October 31, 2006 of 1.9072.

(7)	Mr. Milne’s employment was terminated effective October 31, 2006. In connection with such termination, Mr. Milne received an aggregate of $148,765, consisting of $95,360 in lieu of three months’ notice of termination, $411 in lieu of benefits Mr. Milne would have received during the notice period, a severance payment of $29,341 and accrued vacation pay of $23,653.

2006 Grants of Plan-Based Awards

The following table contains information concerning grants of plan-based awards to our named executive officers during 2006.

				All Other
		Estimated Future		Option Awards:
		Payouts Under		Number of
		Equity Incentive		Securities		Exercise or Base	Grant Date Fair
		Plan Awards		Underlying		Price of Option	Value of Option
Name	Grant Date (1)	Target (#)		Options (#)		Awards ($/Sh)	Awards(5)

William C. Stone	8/9/06	—		70,993	(2)	$74.50	$31.08
	8/9/06	70,993	(3)	—		74.50	32.98
	8/9/06	35,496	(4)			74.50	21.23
Normand A. Boulanger	8/9/06	—		53,245	(2)	74.50	31.08
	8/9/06	53,245	(3)	—		74.50	32.98
	8/9/06	26,622	(4)	—		74.50	21.23
Patrick J. Pedonti	8/9/06	—		26,623	(2)	74.50	31.08
	8/9/06	26,622	(3)	—		74.50	32.98
	8/9/06	13,311	(4)	—		74.50	21.23
Stephen V.R. Whitman	8/9/06	—		14,199	(2)	74.50	31.08
	8/9/06	14,198	(3)	—		74.50	32.98
	8/9/06	7,099	(4)	—		74.50	21.23
Kevin Milne	8/9/06	—		8,874	(2)	74.50	31.08
	8/9/06	8,874	(3)	—		74.50	32.98
	8/9/06	4,437	(4)	—		74.50	21.23

(1)	Awarded under Sunshine’s 2006 Equity Incentive Plan.

(2)	This option is a time-based option that vests as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined.

(3)	This option is a performance-based option that vests based on the determination by Sunshine’s board of directors or compensation committee as to whether our EBITDA for each fiscal year 2006 through 2010 equals, exceeds or falls short by a certain percentage of the EBITDA target for such year. A certain percentage of performance-based options will vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in Sunshine made by our principal stockholders.

(4)	This option is a superior option that vests (in whole or in part) only upon a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in Sunshine made by our principal stockholders.

(5)	Represents the grant date fair value of each option award computed in accordance with FAS 123R.

Employment and Related Agreements

Effective as of November 23, 2005, Sunshine entered into a definitive employment agreement with Mr. Stone. The terms of the agreement, which were negotiated between Mr. Stone and representatives of The Carlyle Group in connection with the Transaction, include the following:

•	The employment of Mr. Stone as the chief executive officer of Sunshine and SS&C;

•	An initial term through November 23, 2008, with automatic one-year renewals until terminated either by Mr. Stone or Sunshine;

•	An annual base salary of at least $500,000;

•	An opportunity to receive an annual bonus in an amount to be established by the board of directors of Sunshine based on achieving individual and company performance goals mutually determined by such board of directors and Mr. Stone. If Mr. Stone is employed at the end of any calendar year, his annual bonus will not be less than $450,000 for that year;

•	A grant of options to purchase shares of common stock of Sunshine representing 2% of the outstanding common stock of Sunshine on November 23, 2005;

•	Certain severance payments and benefits. If Sunshine terminates Mr. Stone’s employment without cause, if Mr. Stone resigns for good reason (including, under certain circumstances, within three months following a Change of Control (as defined in the employment agreement)) prior to the end of the term of the employment agreement, or if Mr. Stone receives a notice of non-renewal of the employment term by Sunshine, Mr. Stone will be entitled to receive (1) an amount equal to 200% of his base salary and 200% of his target annual bonus, (2) vesting acceleration with respect to 50% of his then unvested options and shares of restricted stock, and (3) three years of coverage under SS&C’s medical, dental and vision benefit plans. In the event of Mr. Stone’s death or a termination of Mr. Stone’s employment due to any disability that renders Mr. Stone unable to perform his duties under the agreement for six consecutive months, Mr. Stone or his representative or heirs, as applicable, will be entitled to receive (1) vesting acceleration with respect to 50% of his then unvested options and shares of restricted stock, and (2) a pro-rated amount of his target annual bonus. In the event payments to Mr. Stone under his employment agreement (or the management agreement entered into in connection with the Transaction) cause Mr. Stone to incur a 20% excise tax under Section 4999 of the Internal Revenue Code, Mr. Stone will be entitled to an additional payment sufficient to cover such excise tax and any taxes associated with such payments; and

•	Certain restrictive covenants, including a non-competition covenant pursuant to which Mr. Stone will be prohibited from competing with SS&C and its affiliates during his employment and for a period equal to the later of (1) four years following the effective time of the merger, in the case of a termination by Sunshine for cause or a resignation by Mr. Stone without good reason, and (2) two years following Mr. Stone’s termination of employment for any reason.

Other than Mr. Stone, none of our current executive officers is party to an employment agreement. Kevin Milne, our former Senior Vice President — International, was party to an employment agreement that provided, among other things, for an annual base salary of £200,000 and the opportunity to earn an annual cash bonus of up to 50% of his annual base salary based on certain metrics relating to Mr. Milne’s performance and SS&C’s financial performance and at the discretion of Mr. Stone. In connection with the termination of his employment, Mr. Milne entered into a compromise agreement with our subsidiary, SS&C Technologies Limited, the terms of which are described in Item 9B of this Annual Report on Form 10-K.

For more information regarding our option awards, please see “Compensation Discussion and Analysis — Stock Option Awards.”

2006 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by each of our named executive officers as of December 31, 2006.

					Equity Incentive
	Number of		Number of		Plan Awards:
	Securities		Securities		Number of Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised
	Options (#)		Options (#)		Unearned Options		Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		(#)(3)		Price ($)	Date

William C. Stone	75,000	(1)	—		—		$7.334	2/17/2010
	75,000	(1)	—		—		6.60	5/31/2011
	150,000	(1)	—		—		15.986	4/8/2013
	19,720	(2)	51,273	(2)	—		74.50	8/9/2016
	—		—		70,993	(3)	74.50	8/9/2016
	—		—		35,496	(4)	74.50	8/9/2016
Normand A. Boulanger	25,000	(1)	—		—		35.70	10/18/2014
	37,500	(1)	—		—		14.962	2/6/2013
	14,790	(2)	38,455	(2)	—		74.50	8/9/2016
	—		—		53,245	(3)	74.50	8/9/2016
	—		—		26,622	(4)	74.50	8/9/2016
Patrick J. Pedonti	15,000	(1)	—		—		16.56	8/1/2012
	7,395	(2)	19,228	(2)	—		74.50	8/9/2016
	—		—		26,622	(3)	74.50	8/9/2016
	—		—		13,311	(4)	74.50	8/9/2016
Stephen V.R.Whitman	7,461	(1)	—		—		14.962	2/6/2013
	3,944	(2)	10,255	(2)	—		74.50	8/9/2016
	—		—		14,198	(3)	74.50	8/9/2016
	—		—		7,099	(4)	74.50	8/9/2016
Kevin Milne(5)	—		—		—		—	—

(1)	These options were granted under the 1998 Plan and are fully vested.

(2)	This option is a time-based option awarded under Sunshine’s 2006 Equity Incentive Plan that vests as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined.

(3)	This option is a performance-based option awarded under Sunshine’s 2006 Equity Incentive Plan that vests based on the determination by Sunshine’s board of directors or compensation committee as to whether our EBITDA for each fiscal year 2006 through 2010 equals, exceeds or falls short by a certain percentage of the EBITDA target for such year. A certain percentage of performance-based options will vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in Sunshine made by our principal stockholders.

(4)	This option is a superior option awarded under Sunshine’s 2006 Equity Incentive Plan that vests (in whole or in part) only upon a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in Sunshine made by our principal stockholders.

(5)	All options held by Mr. Milne were unvested at the date of his termination and forfeited at that time.

Potential Payments Upon Termination or Change-in-Control

William C. Stone

Effective as of November 23, 2005, Sunshine entered into a definitive employment agreement with Mr. Stone. The terms of the agreement are described in this Item 11 under the caption “Employment and Related Agreements” and incorporated herein by reference.

The table below reflects the amount of compensation payable to Mr. Stone in the event of termination of his employment or a liquidity event (as defined in Sunshine’s 2006 Equity Incentive Plan). The amounts shown assume that such termination was effective as of December 31, 2006, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to him upon his termination. The actual amounts to be paid out, if any, can only be determined at the time of his separation from SS&C.

	Without
Payments to	Cause, For		For Cause or
William C. Stone	Good Reason		Without
Upon Termination	or Upon Notice		Good Reason
or Liquidity Event	of Non-Renewal		(1)	Liquidity Event(2)	Disability		Death

Base salary	$1,000,000	(3)	$—	$—	$—		$—
Target annual bonus	900,000	(4)	—	—	450,000	(5)	450,000	(5)
Stock Options(6)	—	(7)	—	—	—	(7)	—	(7)
Health and welfare benefits	33,986	(8)	—	—	—		—
Tax gross up payment	2,363,761	(9)	—	—	—		—
Disability benefits	—		—	—			—
Life insurance proceeds	—		—	—	—		—
Total	$4,297,747		$—	$—	$450,000		$450,000

(1)	In the event that Mr. Stone’s employment is terminated for cause or without good reason, he will be entitled to unpaid base salary through the date of the termination, payment of any annual bonus earned with respect to a completed fiscal year of SS&C that is unpaid as of the date of termination and any benefits due to him under any employee benefit plan, policy, program, arrangement or agreement.

(2)	Liquidity event is defined in Sunshine’s 2006 Equity Incentive Plan. Time-based options will become fully vested and exercisable immediately prior to the effective date of a liquidity event. Performance-based options will vest in whole or in part immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target. The vesting of superior options will be determined based on the extent to which proceeds from a liquidity event equal or exceed a certain target. Because the exercise price of all of Mr. Stone’s unvested options is equal to the fair market value of such options as of December 31, 2006, Mr. Stone would not have recognized any value from the acceleration of vesting and exercise of such options.

(3)	Consists of 200% of 2006 base salary payable promptly upon termination.

(4)	Consists of 200% of 2006 target annual bonus payable promptly upon termination. The compensation committee did not set a formal 2006 target annual bonus for Mr. Stone. The figure used for the 2006 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(5)	Consists of a cash payment equal to the amount of Mr. Stone’s target annual bonus for 2006, payable within 30 business days of termination. The compensation committee did not set a formal 2006 target annual bonus for Mr. Stone. The figure used for the 2006 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(6)	Based upon an exercise price of $74.50 per share and a fair market price of $74.50 per share as of December 31, 2006.

(7)	Vesting acceleration with respect to unvested options to purchase an aggregate of 79,127 shares of Sunshine common stock, which is equal to 50% of all unvested options held by Mr. Stone on December 31, 2006. Because the exercise price of such options is equal to the fair market value of such options as of December 31, 2006, Mr. Stone would not have recognized any value from the acceleration of vesting and exercise of such options.

(8)	Represents three years of coverage under SS&C’s medical, dental and vision benefit plans.

(9)	In the event that the severance and other benefits provided for in Mr. Stone’s employment agreement or otherwise payable to him in connection with a change in control constitute “parachute payments” within the meaning of Section 280G of the Inernal Revenue Code of 1986 and will be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Stone shall receive (a) a payment from Sunshine sufficient to pay such excise tax, and (b) an additional payment from Sunshine sufficient to pay the excise tax and federal and state income taxes arising from the payments made by Sunshine to Mr. Stone pursuant to this sentence.

In accordance with Mr. Stone’s employment agreement, none of the severance payments described above will be paid during the six-month period following his termination of employment unless Sunshine determines, in its good faith judgment, that paying such amounts at the time or times indicated above would not cause him to incur an additional tax under Section 409A of the Internal Revenue Code (in which case such amounts shall be paid at the time or times indicated above). If the payment of any amounts are delayed as a result of the previous sentence, on the first day following the end of the six-month period, Sunshine will pay Mr. Stone a lump-sum amount equal to the cumulative amounts that would have otherwise been previously paid to him under his employment agreement. Thereafter, payments will resume in accordance with the above table.

Kevin Milne

As of October 31, 2006, in connection with his termination of employment, Kevin Milne, our former Senior Vice President — International, entered into a compromise agreement with our subsidiary, SS&C Technologies Limited, providing for an aggregate severance payment to Mr. Milne of £65,600, consisting of £50,000 in lieu of three months’ notice of termination; £216 in lieu of benefits Mr. Milne would have received during the notice period and a severance payment of £15,384. In addition, Mr. Milne received £12,402 for accrued vacation time. The aggregate payments to Mr. Milne equaled approximately $148,765, based on the pound-dollar exchange rate as of October 31, 2006 of 1.9072. All unvested options held by Mr. Milne on October 31, 2006 were forfeited.

Other Named Executive Officers

Other than Mr. Stone, none of our current named executive officers has any arrangement that provides for severance payments. Sunshine’s 2006 Equity Incentive Plan provides for vesting of stock options in connection with a liquidity event. Time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, a certain percentage of performance-based options vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target and superior options vest based on the extent to which proceeds from a liquidity event equal or exceed a certain target.

As of December 31, 2006, Messrs. Boulanger, Pedonti and Whitman held the following unvested stock options that would have become fully vested upon a liquidity event, assuming that certain targets with respect to proceeds from the liquidity event were met.

	Number of Shares Underlying	Value of Unvested
Name	Unvested Options (#)	Options ($)(1)

Normand A. Boulanger	118,692	—
Patrick J. Pedonti	59,346	—
Stephen V.R. Whitman	31,651	—

(1)	The value of unvested options was calculated by multiplying the number of shares underlying unvested options by $74.50, the fair market value of Sunshine’s common stock on December 31, 2006, and then deducting the aggregate exercise price for these options. Because the exercise price of such options is equal to the fair market value of such options as of December 31, 2006, Messrs. Boulanger, Pendonti and Whitman would not have recognized any value from the acceleration of vesting and exercise of such options.

2006 Director Compensation

None of our directors, except Mr. Etherington, receives compensation for serving as a director. All of the directors are reimbursed for reasonable out-of-pocket expenses associated with their service on the board. The following table contains for Mr. Etherington’s compensation received during the year ended December 31, 2006 for serving as a director.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)	($)

William Etherington	$27,500	$77,700	$105,200

(1)	For his service as a director, Mr. Etherington is paid an annual retainer fee of $25,000 and $2,500 for each board meeting attended in person. Mr. Etherington was paid an aggregate of $27,500 for his service as a director in 2006.

(2)	Upon his election to the board of directors, Mr. Etherington was granted an option to purchase 2,500 shares of common stock of Sunshine at an exercise price per share of $74.50. Such option was 100% vested on the date of grant. This option, which was outstanding at December 31, 2006, had a calculated fair value of $31.08 per underlying share, representing a total grant date fair value of $77,700. The amount in this column reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R. A discussion of the assumptions used in calculating the amount in this column may be found in Note 10 to our audited consolidated financial statements for the year ended December 31, 2006 included in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding common stock of SS&C Technologies, Inc is owned by our parent, Sunshine Acquisition Corporation.

The following table provides summary information regarding the beneficial ownership of our outstanding Sunshine Acquisition Corporation common stock as of December 31, 2006, for:

•	Each person or group known to beneficially own more than 5% of the common stock;

•	Each of the named executive officers in the Summary Compensation Table;

•	Each of our directors; and

•	All of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2006 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of the common stock.

	Shares Owned(1)
Name of Beneficial Owner	Number	Percentage

TCG Holdings, L.L.C.(2)	5,114,095	68.1%
William A. Etherington(3)	2,500	*
Allan M. Holt(4)	—	—
Claudius (Bud) E. Watts IV(4)	—	—
Todd Newnam(4)	—	—
William C. Stone(5)	2,283,164	30.4%
Normand A. Boulanger(6)	79,138	1.1%
Patrick J. Pedonti(7)	23,321	*
Stephen V.R. Whitman(8)	11,899	*
Kevin Milne	—	—
All Directors and Executive Officers as a Group(9)	2,400,022	31.9%

*	Less than 1%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire either currently or at any time within the 60-day period following December 31, 2006 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)	TC Group IV, L.P. is the sole general partner of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., the record holders of 4,915,571 and 198,524 shares of common stock of Holdings, respectively. TC Group IV, L.L.C. is the sole general partner of TC Group IV, L.P. TC Group, L.L.C. is the sole managing member of TC Group IV, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. Accordingly, TC Group IV, L.P., TC Group IV, L.L.C., TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed owners of shares of common stock of Holdings owned of record by each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock of Holdings beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(3)	Includes 2,500 shares subject to outstanding stock options exercisable on December 31, 2006.

(4)	Messrs. Holt, Watts and Newnam, as employees of The Carlyle Group, do not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the shares shown as beneficially owned by TCG Holdings, L.L.C.

(5)	Consists of 322,185 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2006. The principal address of Mr. Stone is c/o SS&C Technologies, Inc., 80 Lamberton Road, Windsor, CT 06095.

(6)	Consists of 79,138 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2006.

(7)	Consists of 23,321 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2006.

(8)	Consists of 11,899 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2006.

(9)	Includes 439,043 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2006.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, the number of securities outstanding under Sunshine Acquisition Corporation’s equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	1,613,446	$57.37	181,121
Equity compensation plans not approved by security holders	—	—	—
Total	1,613,446	$57.37	181,121

Item 13.	Security Certain Relationships and Related Transactions

Transactions with Related Persons

Carlyle Management Agreement

TC Group L.L.C. (an affiliate of Carlyle), Mr. Stone and Sunshine Acquisition Corporation, entered into a management agreement on November 23, 2005, pursuant to which Sunshine Acquisition Corporation pays to TC Group L.L.C. an annual fee of $1.0 million for certain management services performed by it for Sunshine Acquisition Corporation and its subsidiaries and may reimburse TC Group L.L.C. for certain out-of pocket expenses incurred in connection with the performance of such services. In addition, under the management agreement, Sunshine Acquisition Corporation may pay to TC Group L.L.C. additional reasonable compensation for other services provided by TC Group L.L.C. to Sunshine Acquisition Corporation and its subsidiaries from time to time, including investment banking, financial advisory and other services. From January 1, 2006 through the quarter ended March 31, 2007, pursuant to the management agreement, Sunshine Acquisition Corporation paid to TC Group L.L.C. an aggregate amount of $1,250,000.

RLI Insurance Company

From January 1, 2006 through the quarter ended March 31, 2007, RLI Insurance Company paid an aggregate of $123,077 to us for maintenance of CAMRA and Finesse products. Michael J. Stone, President of RLI Insurance, is the brother of William C. Stone.

Other Transactions

John Stone, the brother of William C. Stone, is employed by SS&C as Vice President of Sales Management. From January 1, 2006 through the quarter ended March 31, 2007, John Stone was paid an aggregate of $226,501 as salary and commissions related to his employment at SS&C.

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted any policies or procedures for the review, approval and ratification of related-person transactions because we are not a listed issuer whose related-person transactions would require such policies. As a Delaware corporation, we are subject to Section 144 of the Delaware General Corporation Law, which provides procedures for the approval of interested director transactions.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. All of our board members other than Messrs. Stone and Boulanger are considered to be “independent” members of the board under applicable NASDAQ rules. Mr. Etherington is considered to be an “independent” member of the audit committee, and Messrs. Newnam and Watts are not, under applicable NASDAQ and SEC rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our registered public accounting firm, billed to us for each of the last two fiscal years. For fiscal 2006, audit fees include an estimate of amounts not yet billed.

	Fiscal	Fiscal
Fee Category	2006	2005

Audit Fees(1)	$593,942	$587,470
Audit-Related Fees(2)	210,726	532,091
Tax Fees(3)	569,120	505,840
All Other Fees(4)	1,500	1,500

Total Fees	$1,375,288	$1,626,901

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and services related to our filing of Form S-4 such as the issuance of comfort letters and consents.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to accounting consultations in connection with acquisitions and the Transaction, procedures performed for SAS 70 reports, attest services that are not required by statute or regulation and consultations concerning internal controls, financial accounting and reporting standards. None of the audit-related fees billed in 2005 or 2006 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $272,300 of the total tax fees billed in 2006 and $125,000 of the total tax fees billed in 2005. Tax advice and tax planning services relate to assistance with tax audits and appeals, tax advice related to acquisitions and requests for rulings or technical advice from taxing authorities. None of the tax fees billed in 2005 or 2006 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(4)	All other fees for Fiscal 2006 and Fiscal 2005 consist of the licensing of accounting and finance research technology owned by PricewaterhouseCoopers LLP. None of the all other fees billed in 2005 or 2006 were provided under the de minimis exception to the audit committee pre-approval requirements.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by our board of directors or audit committee in advance of the services being rendered. The audit committee is responsible for the appointment, compensation and oversight of the work performed by the independent registered public accounting firm. The audit committee must pre-approve all audit (including audit related) services and permitted non-audit services provided by the independent registered public accounting firm in accordance with the pre-approval policies and procedures established by the audit committee. The audit committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by the Company’s independent registered public accounting firm for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent registered public accounting firm, the audit committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality. At each audit committee meeting, the audit committee is advised of the aggregate fees for which the independent registered public accounting firm has been engaged for such engagements, projects and categories of services compared to the approved amounts.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1. Financial Statements

The following financial statements are filed as part of this annual report:

Document	Page

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005 (Successor)	F-2
Consolidated Statements of Operations for the year ended December 31, 2006 (Successor), for the period from November 23, 2005 through December 31, 2005 (Successor), for the period from January 1, 2005 through November 22, 2005 (Predecessor) and for the year ended December 31, 2004 (Predecessor)
F-3
Consolidated Statements of Cash Flows for the year ended December 31, 2006 (Successor), for the period from November 23, 2005 through December 31, 2005 (Successor), for the period from January 1, 2005 through November 22, 2005 (Predecessor) and for the year ended December 31, 2004 (Predecessor)
F-4
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2004 (Predecessor), for the period from January 1, 2005 through November 22, 2005 (Predecessor), for the period from November 23, 2005 through December 31, 2005 (Successor) and for the year ended December 31, 2006 (Successor)
F-5
Notes to Consolidated Financial Statements	F-6

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
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ Normand A. Boulanger Normand A. Boulanger	Director	April 2, 2007

/s/ William A. Etherington William A. Etherington	Director	April 2, 2007

/s/ Allan M. Holt Allan M. Holt	Director	April 2, 2007

/s/ Todd R. Newnam Todd R. Newnam	Director	April 2, 2007

/s/ Claudius E. Watts, IV Claudius E. Watts, IV	Director	April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of SS&C Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholder’s equity present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries (Successor) at December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from November 23, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective November 23, 2005.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of SS&C Technologies, Inc.

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the results of operations and cash flows of SS&C Technologies, Inc. and its subsidiaries (Predecessor) for the period from January 1, 2005 through November 22, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 31, 2006, except for
Note 12 as to which the date is
June 12, 2006

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,	December 31,
	2006	2005
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$11,718	$15,584
Accounts receivable, net of allowance for doubtful accounts of $1,670 and $2,092, respectively (Note 3)	31,695	32,862
Income taxes receivable	—	8,176
Prepaid expenses and other current assets	7,823	6,236

Total current assets	51,236	62,858

Property and equipment:
Leasehold improvements	2,850	2,422
Equipment, furniture, and fixtures	12,168	8,298

	15,018	10,720
Less accumulated depreciation	(4,999)	(431)

Net property and equipment	10,019	10,289

Goodwill	820,470	818,180
Intangible and other assets, net of accumulated amortization of $24,260 and $1,870, respectively	270,796	285,044

Total assets	$1,152,521	$1,176,371

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$5,694	$10,438
Accounts payable	2,305	2,367
Income taxes payable	191	—
Accrued employee compensation and benefits	8,961	9,048
Other accrued expenses	7,157	8,769
Interest payable	2,177	3,082
Deferred income taxes (Note 5)	384	1,305
Deferred maintenance and other revenue	25,679	20,566

Total current liabilities	52,548	55,575
Long-term debt, net of current portion (Note 6)	466,235	478,143
Other long-term liabilities	1,088	1,257
Deferred income taxes (Note 5)	69,518	84,263

Total liabilities	589,389	619,238

Commitments and contingencies
Stockholder’s equity (Notes 4 and 10):
Common stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	559,527	554,965
Accumulated other comprehensive income	1,699	1,337
Retained earnings	1,906	831

Total stockholder’s equity	563,132	557,133

Total liabilities and stockholder’s equity	$1,152,521	$1,176,371

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period from	Period from
		November 23,	January 1,
		2005	2005
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 22,	December 31,
	2006	2005	2005	2004
	(In thousands)
Revenues:
Software licenses	$22,925	$3,587	$20,147	$17,250
Maintenance	55,222	3,701	44,064	36,433
Professional services	19,582	2,520	12,565	11,320
Outsourcing	107,740	7,857	67,193	30,885

Total revenues	205,469	17,665	143,969	95,888

Cost of revenues:
Software licenses	9,216	856	2,963	2,258
Maintenance	20,415	1,499	10,393	8,462
Professional services	12,575	861	7,849	6,606
Outsourcing	57,810	4,411	37,799	16,444

Total cost of revenues	100,016	7,627	59,004	33,770

Gross profit	105,453	10,038	84,965	62,118

Operating expenses:
Selling and marketing	17,598	1,364	13,134	10,734
Research and development	23,620	2,071	19,199	13,957
General and administrative	20,366	1,140	11,944	8,014
Merger costs related to the sale of SS&C	—	—	36,912	—

Total operating expenses	61,584	4,575	81,189	32,705

Operating income	43,869	5,463	3,776	29,413

Interest income	388	30	1,031	1,528
Interest expense	(47,427)	(4,920)	(2,092)	—
Other income, net	456	258	655	99

(Loss) income before income taxes	(2,714)	831	3,370	31,040
(Benefit) provision for income taxes (Note 5)	(3,789)	—	2,658	12,030

Net income	$1,075	$831	$712	$19,010

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period from
		November 23,	January 1,
		2005	2005
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 22,	December 31,
	2006	2005	2005	2004
	(In thousands)
Cash flow from operating activities:
Net income	$1,075	$831	$712	$19,010

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,128	2,301	9,575	4,593
Stock compensation expense	3,871	—	—	—
Foreign exchange gains on debt	(15)	—	—	—
Amortization of loan origination costs	2,754	159	82	—
Equity earnings in long-term investment	(456)	—	—	—
Net realized (gains) losses on equity investments	—	—	(641)	26
Loss (gain) on sale or disposition of property and equipment	4	(15)	15	(7)
Deferred income taxes	(10,112)	(1,107)	(337)	1,134
Provision for doubtful accounts	424	41	945	(378)
Income tax benefit related to exercise of stock options	—	—	3,177	2,720
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	2,509	(395)	(5,442)	1,664
Prepaid expenses and other assets	(2,044)	(798)	(1,287)	271
Income taxes receivable	7,844	654	(8,286)	—
Accounts payable	(114)	(801)	240	(340)
Accrued expenses	(3,088)	4,178	34,891	2,596
Income taxes payable	(247)	(3)	(619)	521
Deferred maintenance and other revenue	1,176	(130)	(909)	(3,286)

Net cash provided by operating activities	30,709	4,915	32,116	28,524

Cash flow from investing activities:
Additions to property and equipment	(4,223)	(276)	(2,488)	(1,345)
Proceeds from sale of property and equipment	1	15	3	7
Cash paid for business acquisitions, net of cash acquired (Note 11)	(13,979)	—	(207,919)	(23,541)
Additions to capitalized software	(425)	—	—	—
Acquisition of SS&C	—	(877,000)	—	—
Purchase of long-term investment	—	—	(2,000)	—
Purchases of marketable securities	—	—	(88,250)	(165,556)
Sales of marketable securities	—	—	190,159	101,215

Net cash used in investing activities	(18,626)	(877,261)	(110,495)	(89,220)

Cash flow from financing activities:
Cash received from other borrowings	17,400	—	83,000	—
Repayment of debt and acquired debt	(34,518)	(2,345)	(8,016)	—
Issuance of common stock	—	—	930	74,795
Exercise of options	—	—	2,549	2,203
Purchase of common stock for treasury	—	—	(5,584)	—
Transactions involving Sunshine Acquisition Corporation common stock	691	—	—	—
Cash received from borrowings for the Transaction	—	490,000	—	—
Investment by Sunshine Acquisition Corporation	—	381,000	—	—
Common stock dividends	—	—	(3,718)	(2,924)

Net cash (used in) provided by financing activities	(16,427)	868,655	69,161	74,074

Effect of exchange rate changes on cash	478	26	(446)	274

Net (decrease) increase in cash and cash equivalents	(3,866)	(3,665)	(9,664)	13,652
Cash and cash equivalents, beginning of period	15,584	19,249	28,913	15,261

Cash and cash equivalents, end of period	$11,718	$15,584	$19,249	$28,913

Supplemental disclosure of cash flow information
Interest paid	$45,094	$2,702	$1,872	$9
Income tax refunds, net of payments	$(635)	$—	$—	$—
Income taxes paid, net of refunds	$—	$407	$7,441	$7,713
Supplemental disclosure of non-cash investing activities
See Note 11 for a discussion of acquisitions
Supplemental disclosure of non-cash financing activities
Dividends declared but not paid	—	—	—	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2004, the Periods January 1, 2005 through November 22, 2005 and November 23, 2005 through December 31, 2005 and the Year Ended December 31, 2006

	Common Stock				Accumulated
	Number		Additional		Other		Total
	of Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
	(In thousands, except per share amounts)

Predecessor
Balance, at December 31, 2003	26,806	$268	$105,359	$8,793	$588	$(53,420)	$61,588
Exercise of options	391	4	2,199	—	—	—	2,203
Issuance of common stock	4,079	41	74,754	—	—	—	74,795
Cash dividends declared — $0.22 per share	—	—	—	(4,774)	—	—	(4,774)
Income tax benefit related to exercise of stock options	—	—	2,720	—	—	—	2,720
Net income	—	—	—	19,010	—	—	19,010
Foreign exchange translation adjustment	—	—	—	—	263	—	263
Change in unrealized gain on investments, net of tax	—	—	—	—	289	—	289

Balance, at December 31, 2004	31,276	$313	$185,032	$23,029	$1,140	$(53,420)	$156,094
Exercise of options	390	4	2,545	—	—	—	2,549
Issuance of common stock	406	4	10,220	—	—	—	10,224
Issuance of warrants	—	—	691	—	—	—	691
Purchase of common stock	—	—	—	—	—	(5,584)	(5,584)
Cash dividends declared — $0.08 per share	—	—	—	(1,868)	—	—	(1,868)
Income tax benefit related to exercise of stock options	—	—	3,177	—	—	—	3,177
Net income	—	—	—	712	—	—	712
Foreign exchange translation adjustment	—	—	—	—	7,215	—	7,215
Change in unrealized gain on investments, net of tax	—	—	—	—	(654)	—	(654)

Balance, at November 22, 2005	32,072	$321	$201,665	$21,873	$7,701	$(59,004)	$172,556

Successor
Investment by Sunshine Acquisition Corporation	1	$—	$554,965	$—	$—	$—	$554,965
Net income	—	—	—	831	—	—	831
Foreign exchange translation adjustment	—	—	—	—	1,232	—	1,232
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	105	—	105

Balance, at December 31, 2005	1	$—	$554,965	$831	$1,337	$—	$557,133
Stock-based compensation expense	—	—	3,871	—	—	—	3,871
Net income	—	—	—	1,075	—	—	1,075
Foreign exchange translation adjustment	—	—	—	—	(273)	—	(273)
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	635	—	635
Exercise of stock options and issuance of Sunshine Acquisition Corporation common stock, net	—	—	691	—	—	—	691

Balance, at December 31, 2006	1	$—	$559,527	$1,906	$1,699	$—	$563,132

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

SS&C Technologies, Inc. (“SS&C” or the “Company”) was acquired on November 23, 2005 through a merger transaction with Sunshine Acquisition Corporation (“Sunshine Acquisition Corporation” or “Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation, a wholly-owned subsidiary of Sunshine Acquisition Corporation, into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of Sunshine Acquisition Corporation (the “Transaction”). Although the Transaction occurred on November 23, 2005, the Company adopted an effective date of November 30, 2005 for accounting purposes. The activity for the period November 23, 2005 through November 30, 2005 was not material to either the successor or predecessor periods for 2005.

Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods.

The Transaction was a non-taxable purchase and, as a result, the net assets of the Company were not stepped-up to fair value for U.S. tax purposes.

The Transaction was financed by a combination of borrowings under the Company’s senior credit facility, the issuance of senior subordinated notes due 2013 and the equity investment of The Carlyle Group and management. See Note 6 for a description of the Company’s indebtedness. Additionally, the Predecessor Company incurred costs of $36.9 million in the period January 1, 2005 through November 22, 2005 related to the Transaction. These costs consisted primarily of stock-based compensation expense (see Note 2) as well as legal and other advisory fees. Costs related to the financing facilities were capitalized (see Note 6).

The purchase price, including transaction costs that have been recorded as debt issuance costs or included in the overall purchase price, was approximately $1.05 billion. The sources and uses of funds in connection with the Transaction are summarized below (in thousands):

Sources

Senior credit facilities
Revolving credit facility	$10,000
Term loan facility	275,000
Senior subordinated notes due 2013	205,000
Cash on hand	6,000
Equity contribution — cash	381,000
Equity contribution — non-cash	173,965

Total sources	$1,050,965

Uses

Consideration paid to stockholders and optionholders	$768,416
Repayment of existing debt and legal fees	75,153
Converted share and option consideration	173,965
Transaction costs	33,431

Total uses	$1,050,965

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The non-cash equity contribution was a combination of shares and fully vested stock options of the Predecessor. The shares were converted into shares of Sunshine Acquisition Corporation. The fully vested stock options were converted into fully vested stock options of Sunshine Acquisition Corporation.

The total purchase price was allocated to the Company’s tangible and identifiable intangible assets and liabilities based on their estimated fair values on November 23, 2005, the closing date of the Transaction, as set forth below. The remainder of the purchase price was recorded as goodwill. The allocation of the purchase price was based upon a third-party valuation.

The final allocation of the purchase price is as follows (in thousands):

Assets acquired, net of cash received	$235,088
Completed technology	55,700
Acquired client contracts and relationships	197,100
Trade names	17,200
Other intangible assets	2,070
Goodwill	806,587
Deferred income taxes	(79,817)
Debt assumed	(75,000)
Other liabilities assumed	(107,963)

Total purchase price	1,050,965
Non-cash equity contribution	(173,965)

Cash used in acquisition of SS&C	$877,000

The fair value of intangible assets, including completed technology, trade names and customer relationships, was based on an independent appraisal and was determined using various methods of the income approach. Intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Completed technology is amortized over estimated lives ranging from approximately six to nine years (weighted-average of 8.5 years). Acquired client contracts and relationships are amortized over estimated lives ranging from 11 to 13 years (weighted-average of 11.5 years). Trade names are amortized over estimated lives ranging from nine to 15 years (weighted-average of 13.9 years). Other intangible assets are amortized over estimated lives ranging from three to ten years (weighted-average of 7.7 years).

In connection with the purchase price allocation, the Company estimated the fair value of the maintenance and support obligation assumed by the Successor company in connection with the Transaction. The estimated fair value of the maintenance and support obligation was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin.

The Company provides software, business process outsourcing (BPO) services and application service provider (ASP) solutions to the financial services industry, primarily in the United States of America and Canada. The Company also has operations in the U.K., the Netherlands, Malaysia, Ireland, Australia, the Netherlands Antilles and Japan. The Company delivers a broad range of highly specialized software products and services that provide mission-critical processing for information management, analysis, trading, accounting, reporting and compliance. The Company provides its products and related services in eight vertical markets in the financial services industry:

1. Insurance and pension funds;

2. Institutional asset management;

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Alternative asset management;

4. Financial institutions, such as retail banks and credit unions;

5. Commercial lending;

6. Real estate property management;

7. Municipal finance; and

8. Corporate treasury groups.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. In the first quarter of 2005, we made a $2.0 million investment in a company. This unconsolidated investment is in a company over which we do not have control, but have the ability to exercise influence over operating and financial policies, and as a result is accounted for under the equity method of accounting. The carrying value of this investment is $2.5 million at December 31, 2006 and is included in intangible and other assets in the Consolidated Balance Sheets. The earnings from the investment are recorded on a pre-tax basis.

Revenue Recognition

The Company follows the principles of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence. Under SOP 97-2, the Company recognizes software license revenue allocated to software products, specified upgrades and enhancements generally upon delivery of each of the related products, upgrades or enhancements, assuming all other revenue recognition criteria are met.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Maintenance Agreements

Maintenance agreements generally require the Company to provide technical support and software updates (on a when-and-if-available basis) to its clients. Such services are generally provided under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

Professional Services

The Company provides consulting and training services to its clients. Revenues for such services are generally recognized over the period during which the services are performed. The Company typically charges for professional services on a time and materials basis. However, some contracts are for a fixed fee. For the fixed-fee arrangements, an estimate is made of the total hours expected to be incurred to complete the project. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Revenues are recognized each period based on the hours incurred to date compared to the total hours expected to complete the project.

Outsourcing Services

The Company’s outsourcing arrangements make its software application available to its clients for processing of transactions. The outsourcing arrangements provide an alternative for clients who do not wish to install, run and

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes outsourcing revenues in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition”, on a monthly basis as the outsourcing services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. The Company does not recognize any revenues before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $425,000 and $0 are included in the December 31, 2006 and 2005 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $0 for the year ended December 31, 2006 and the period November 23, 2005 through December 31, 2005, $52,000 for the period January 1, 2005 through November 22, 2005 and $57,000 for the year ended December 31, 2004.

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

Predecessor

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock plans. The Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined consistent with SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	Predecessor
	Period From
	January 1
	through
	November 23,
	2005	2004

Net income, as reported	$712	$19,010
Add back: compensation expense recorded in period	31,700	—
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(3,473)	(1,293)

Net income, pro forma	$28,939	$17,717

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

Depreciation expense for the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004 was $4,635,000, $431,000, $3,286,000 and $2,192,000, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2006 or 2005. There were no indefinite-lived intangible assets as of December 31, 2006 or 2005.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2005	$818,180
Adjustments related to the Transaction	(9,045)
2006 acquisitions	11,891
Adjustments to previous acquisitions	(67)
Effect of foreign currency translation	(489)

Balance at December 31, 2006	$820,470

The adjustments made to reduce deferred tax liabilities, increase deferred revenues and increase deferred financing costs related to the Transaction were made as final information became available for these items.

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 15 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $22,493,000, $1,870,000, $6,237,000 and $2,344,000 for the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004, respectively.

Total estimated amortization expense, related to intangible assets, for each of the next five years ending December 31 is expected to approximate (in thousands):

2007	$28,873
2008	28,786
2009	28,158
2010	27,145
2011	25,818

$138,780

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. Substantially all of the Company’s long-lived assets are located in the United States and Canada.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2006 and 2005, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Instruments

The Company uses derivative instruments, consisting of interest rates swaps, to manage interest rate risk associated with the variable interest rate on its bank credit facility. The Company’s objective in managing interest rate risk is to manage volatility in the effective cost of debt. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivative instruments be recorded at fair value.

In order for derivative instruments to qualify for hedge accounting in accordance with SFAS 133, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used as a hedge must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component of interest expense in the period of change. The Company excludes the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

Derivative instruments entered into by the Company qualify for hedge accounting and are designated as cash flow hedges. Cash flow hedges are hedges of forecasted transactions or the variability of cash flows to be received or paid related to a recognized asset or liability. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on cash flow hedge transactions reported in other comprehensive income are effectively reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item.

Net interest paid or received pursuant to the derivative instruments is included as a component of interest expense in the period. Pending interest settlements earned on derivative instruments held at the end of a period are also included as a component of interest expense and in the accompanying consolidated balance sheet. See Note 6 for further disclosure related to the Company’s derivative instruments.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of comprehensive income (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 23	January 1
		through	through
		December 31,	November 22,
	2006	2005	2005	2004

Net income	$1,075	$831	$712	$19,010
Foreign currency translation (losses) gains	(273)	1,232	7,215	263
Unrealized gains on interest rate swaps	635	105	—	—
Unrealized gains (losses) on marketable securities	—	—	(654)	289

Total comprehensive income	$1,437	$2,168	$7,273	$19,562

At December 31, 2006, the Company had a balance of $960,000 in foreign currency translation gains and a balance of $739,000 (net of taxes of $548,000) in unrealized gains on interest rate swaps.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes”, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 as required. The Company does not expect that the adoption of FIN 48 will have a significant impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FAS 157 will have a significant impact on its financial position and results of operations.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounts Receivable

The following table represents the activity for the allowance for doubtful accounts during the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004 (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 23	January 1
		through	through
		December 31,	November 22,
	2006	2005	2005	2004
Allowance for Doubtful Accounts:
Balance at beginning of period	$2,092	$2,057	$766	$1,449
Charge (benefit) to costs and expenses	424	41	945	(378)
Write-offs, net of recoveries	(853)	(6)	(280)	(305)
Other adjustments	7	—	626	—

Balance at end of period	$1,670	$2,092	$2,057	$766

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4.	Stockholder’s Equity

At December 31, 2006 and 2005, 1,000 shares of common stock were authorized, issued and outstanding.

5.	Income Taxes

The sources of income (loss) before income taxes were as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 23	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 22,	December 31,
	2006	2005	2005	2004
U.S.	$(10,670)	$(159)	$1,650	$30,634
Foreign	7,956	990	1,720	406

(Loss) income before taxes	$(2,714)	$831	$3,370	$31,040

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) consists of the following (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 23	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 22,	December 31,
	2006	2005	2005	2004
Current:
Federal	$1,168	$334	$(61)	$8,802
Foreign	3,556	467	2,002	227
State	75	90	371	2,020
Deferred:
Federal	(6,116)	(575)	234	497
Foreign	(2,776)	(258)	(92)	—
State	304	(58)	204	484

Total	$(3,789)	$—	$2,658	$12,030

The effective tax rates were 140%, 0%, 78.9% and 38.8% for the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004, respectively. The reconciliation between the effective tax rates and the expected tax expense is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 23	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 22,	December 31,
	2006	2005	2005	2004
Computed “expected” tax expense	$(949)	$290	$1,180	$10,864
Increase in income taxes resulting from:
State income taxes (net of federal income tax benefit)	248	21	373	1,627
Tax-exempt interest income	—	—	(175)	(267)
Foreign operations	(1,905)	(303)	(390)	61
Rate change impact on deferred tax assets	(1,228)	—	—	(126)
Deal costs (non-deductible)	—	—	1,516	—
Other	45	(8)	154	(129)

(Benefit) provision for income taxes	$(3,789)	$—	$2,658	$12,030

The Company has recorded valuation allowances of $5,680,000 and $2,228,000 at December 31, 2006 and 2005 related to net operating loss carryforwards and tax credits in certain foreign jurisdictions.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes at December 31, 2006 and 2005 are as follows (in thousands):

	Successor
	2006		2005
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Purchased in-process research and development	$1,635	$—	$2,244	$—
Net operating loss carryforwards	8,730	—	4,815	—
Acquired technology	9,250	—	2,254	—
Accounts receivable	287	—	497	—
Tax credit carryforwards	2,356	—	2,101	—
Accrued expenses	921	—	633	—
Fixed assets	726	—	623	—
Deferred revenue	—	—	—	1,528
Intangible assets	—	88,879	—	94,391
Prepaid expenses	—	94	—	181
Capitalized software	4	—	—	15
Other	842	—	—	392

Total	24,751	88,973	13,167	96,507
Valuation allowance	(5,680)	—	(2,228)	—

Total	$19,071	$88,973	$10,939	$96,507

As of December 31, 2006, the Company has not accrued deferred income taxes on $5.6 million of unremitted earnings from Non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used to service Canadian debt.

At December 31, 2006, the Company had federal net operating loss carryforwards of $5.2 million that begin to expire in 2017.

At December 31, 2006, the Company had state net operating loss carryforwards in various states of $98.5 million that expire between 2008 and 2026.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carryforwards. The Company does not believe that the Section 382 limitation from its previous ownership changes will result in the loss of any net operating loss or credit carryforwards.

As of December 31, 2006, the Company had foreign net operating loss carryforwards other than Japan of $3.6 million, which are available to offset foreign income on an infinite carryforward basis. Japan’s net operating loss carryforward of $0.4 million begins to expire in 2007.

At December 31, 2006, the Company had federal tax credit carryforwards of $0.4 million that begin to expire in 2011.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt and Derivative Instruments

At December 31, 2006 and 2005, debt consisted of the following (in thousands):

	Successor
	2006	2005

Senior credit facility, revolving portion, weighted-average interest rate of 8.10% and 6.57%, respectively(A)	$3,000	$7,734
Senior credit facility, term loan portion, weighted-average interest rate of 7.73% and 6.90%, respectively(A)	263,929	275,833
11 3/4% Senior subordinated notes due 2013(B)	205,000	205,000
Other	—	14

	471,929	488,581
Short-term borrowings and current portion of long-term debt	(5,694)	(10,438)

Long-term debt	$466,235	$478,143

On November 23, 2005, in connection with the Transaction, the Company (i) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C Technologies, Inc. as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in U.S. dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility, of which $10 million was immediately drawn ($5 million of which is denominated in U.S. dollars and $5 million of which is denominated in Canadian dollars) and (ii) issued $205 million aggregate principal amount of senior subordinated notes. The portion of the term loan facility denominated in Canadian dollars was $51.9 million and $58.8 million, respectively, at December 31, 2006 and 2005. The portion of the revolving credit facility denominated in Canadian dollars was $0 and $4.7 million, respectively, at December 31, 2006 and 2005. The Company capitalized financing costs of approximately $17.2 million associated with these facilities. Costs of $8.5 million associated with the credit facility are being amortized over a period of seven years. Costs of $8.7 million associated with the senior subordinated notes are being amortized over a period of eight years. Costs of $2.8 million and $0.2 million were amortized to interest expense in the year ended December 31, 2006 and the period November 23, 2005 through December 31, 2005, respectively. The amount due under the revolving portion of the senior credit facility has been classified as a current liability based on the Company’s intent to repay the obligation in 2007.

(A)  Senior Credit Facilities

Borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, the Company pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. The initial commitment fee rate is 0.5% per annum. The Company is obligated to make quarterly principal payments on the term loan of approximately $2.7 million per year. Subject to certain exceptions, thresholds and other limitations, the Company is required to prepay outstanding loans under its senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on the Company reaching certain leverage ratio thresholds.

The obligations under the senior credit facilities are guaranteed by all of the Company’s existing and future wholly owned U.S. subsidiaries and by Holdings, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by the Company, each of its U.S. and Canadian subsidiaries and Sunshine Acquisition Corporation, with certain exceptions as set forth in the credit agreement. Obligations under the senior credit facilities are secured by a perfected first priority security interest in all of the Company’s

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital stock and all of the capital stock or other equity interests held by the Company, Holdings and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in the credit agreement) and all of the Company’s and Holdings’ tangible and intangible assets and the tangible and intangible assets of each of the Company’s existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of the Company’s capital stock and all of the capital stock or other equity interests held by the Company, Holdings and each of the Company’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of the Company’s and Holdings’ tangible and intangible assets and the tangible and intangible assets of each of the Company’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and most of its subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2006, the Company was in compliance with the financial and non-financial covenants.

The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. In November 2005, the Company entered into three interest rate swap agreements which fixed the interest rates for $200.6 million of its variable rate debt. Two of the Company’s swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million and expire in December 2010 and December 2008, respectively. Under these agreements, the Company is required to pay the counterparty a stream of fixed interest payments of 4.78% and 4.71%, respectively, and in turn, receive variable interest payments based on LIBOR (5.36% at December 31, 2006) from the counterparty. The Company’s third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately $50.6 million U.S. dollars and expires in December 2008. Under this agreement, the Company is required to pay the counterparty fixed interest payments of 3.93% and in turn, receive variable interest payments based on the Canadian dollar Bankers’ Acceptances rate (4.34% at December 31, 2006) from the counterparty. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. As such, the swaps are accounted for as assets and liabilities in the consolidated balance sheet at fair value. The fair value of derivatives was approximately $1.3 million and $0.1 million at December 31, 2006 and 2005, respectively, and was estimated based on past, present and expected future market conditions and represents their carrying values. For the year ended December 31, 2006 and the period November 23, 2005 through December 31, 2005, the Company recognized unrealized gains of $635,000 and $105,000, net of tax, in Other Comprehensive Income related to the change in fair value of the swaps. There is no income statement impact from changes in the fair value of the swap agreements as the hedges have been assessed with no ineffectiveness. The fair value of the swaps recorded in Other Comprehensive Income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity. No amounts are expected to be recognized in the statement of operations during 2007.

(B)  11 3/4% Senior Subordinated Notes due 2013

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The senior subordinated notes are redeemable in whole or in part, at the Company’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions. As of December 31, 2006, the Company was in compliance with the financial covenants.

The estimated fair value of the Company’s senior subordinated notes due 2013 is $222.4 million at December 31, 2006. The estimated fair value of the Company’s senior subordinated notes was based on quoted market prices on or about December 31, 2006 and is presented to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), and is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

At December 31, 2006, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Successor

2007	$2,674
2008	2,674
2009	2,674
2010	2,674
2011	5,674
Thereafter	455,559

$471,929

Predecessor — Revolving Credit Facility

On April 13, 2005, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Fleet National Bank regarding a two-year, $75,000,000 senior revolving credit facility intended to finance a portion of the Company’s acquisition of Financial Models Company Inc. (“FMC”) and related fees and expenses and to provide ongoing working capital and cash for other general corporate purposes. Pursuant to the terms of the Credit Agreement, the Company was permitted to borrow funds from Fleet, initially in the principal amount of $75 million and including a $5 million sublimit for the issuance of standby and commercial letters of credit. Upon execution of the Credit Agreement on April 13, 2005, the Company drew down the full amount of the Loan, which consisted of (1) $65 million as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10 million as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced by Bank of America, N.A. The obligations of the Company under the credit agreement were guaranteed by OMR Systems Corporation and Financial Models Company Ltd., both of which are wholly-owned subsidiaries of the Company. This facility was terminated in connection with the Transaction.

7.	Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $8,976,000, $625,000, $6,373,000 and $3,155,000 for the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004, respectively. The lease for the corporate facility in Windsor, Connecticut

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expires in 2016. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2006, are as follows (in thousands):

Year Ending December 31,
2007	$8,098
2008	7,297
2009	6,667
2010	6,540
2011	5,415
2012 and thereafter	14,741

$48,758

The Company subleases office space under noncancelable leases. The Company received rental income under these leases of $1.4 million, $19,000, $333,000 and $456,000 for the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004, respectively.

Future minimum lease receipts under these leases as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$1,460
2008	1,255
2009	1,114
2010	1,127
2011	1,127
2012 and thereafter	2,441

$8,524

8.	License and Royalty Agreements

The Company has non-exclusive rights to integrate certain third-party software into certain of the Company’s products. Under the terms of an agreement, the licensor of the software is paid royalties based on a percentage of the related license fee revenues collected by the Company. Under another agreement, the Company is obligated to pay at least $25,000 per quarter. The total royalty expense under these agreements for the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004 was $412,000, $34,000, $384,000 and $448,000, respectively.

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

During the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004, the Company incurred $998,000, $67,000, $765,000 and $710,000, respectively, of matching contribution expenses related to these plans.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Option and Purchase Plans

Successor

In connection with the Transaction, options to purchase 968,934 shares of the Predecessor held by certain employees that were not exercised prior to the closing of the Transaction were automatically converted into fully-vested options to purchase 484,467 shares of Sunshine Acquisition Corporation (“Rollover Options”), having the same intrinsic value of $27.9 million. The Rollover Options had a weighted-average exercise price of $16.96 per share and a weighted-average remaining life of 6.4 years.

In August 2006, the Board of Directors of Sunshine Acquisition Corporation adopted a new equity-based incentive plan (the “Plan”), which authorizes equity awards to be granted for up to 1,314,567 shares of common stock of Sunshine Acquisition Corporation. During the year ended December 31, 2006, Sunshine Acquisition Corporation granted time-based and performance-based options to purchase approximately 472,032 and 704,299 shares of its common stock, respectively. All options awarded during 2006 have an exercise price of $74.50 and expire ten years from the date of grant.

Time-based options granted upon adoption of the Plan vest 25% on November 23, 2006 and 1/36th of the remaining balance each month thereafter for 36 months. Time-based options granted thereafter generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options can vest upon a change in control, subject to certain conditions. Time-based options granted during 2006 have a fair value of $31.08 per share based on the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected life of four years; expected volatility of 45.85% and risk-free interest rate of 4.86%. Compensation expense is recorded on a straight-line basis over the requisite service period, with the exception of the options granted upon adoption of the Plan, for which the first 25%, which is recorded between the grant date and November 23, 2006, to mirror the vesting. The Company recorded approximately $3.9 million of stock-based compensation expense related to these options for the year ended December 31, 2006. At December 31, 2006, there is approximately $6.0 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 2.9 years.

Performance-based options to purchase approximately 470,000 shares of common stock vest upon the attainment of certain annual EBITDA targets for the Company during the five-year period beginning January 1, 2006. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. These performance-based options granted during 2006 have a fair value of $32.98 per share based on the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected life of 4.5 years; expected volatility of 45.85% and risk-free interest rate of 4.86%. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. The Company did not record stock-based compensation expense related to these options during the year ended December 31, 2006. At December 31, 2006, there is approximately $10.4 million of unearned non-cash stock-based compensation that the Company could recognize as expense over approximately the next four years when and if the attainment of the EBITDA targets become probable.

For the time-based and performance-based options valued using the Black-Scholes option-pricing model, the Company used the following assumptions: expected term to exercise of 4.0 years and 4.5 years, respectively; expected volatility of 45.85%; risk-free interest rate of 4.86%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining performance-based options to purchase approximately 234,000 shares of common stock vest only upon a change in control in which certain internal rate of return targets are attained. These performance-based options granted during 2006 have a fair value of $21.23 per share based on a Monte Carlo simulation and the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; expected life of 2.9 years; expected volatility of 56.7% and risk-free interest rate of 4.77%. Compensation expense will be recorded at the time that a change in control becomes probable. The Company did not record stock-based compensation expense related to these options during the year ended December 31, 2006. At December 31, 2006, there is approximately $4.8 million of unearned non-cash stock-based compensation that the Company expects to recognize when and if a change in control becomes probable.

There were no unvested stock options at December 31, 2005 that carry over into future periods. The Company generally settles stock option exercises with newly issued common shares of Sunshine Acquisition Corporation, the Company’s parent. The issuance of Sunshine Acquisition Corporation shares is recorded as an additional capital contribution by the Company.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 was as follows (in thousands):

Statement of operations classification
Cost of Maintenance	$100
Cost of Professional services	124
Cost of Outsourcing	785

Total cost of revenues	1,009
Selling and marketing	647
Research and development	425
General and administrative	1,790

Total operating expenses	2,862

Total stock-based compensation expense	$3,871

The following table summarizes stock option transactions for the year ended December 31, 2006:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005 (Rollover options)	484,467	16.97
Granted	1,176,331	74.50
Cancelled	(42,885)	74.50
Exercised	(4,467)	21.34

Outstanding at December 31, 2006	1,613,446	57.37

The intrinsic value of options exercised during the year ended December 31, 2006 was $0.2 million.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2006:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted-Average				Weighted-Average
	Weighted-Average Exercise	Aggregate Intrinsic	Remaining		Weighted-Average Exercise	Aggregate Intrinsic	Remaining
Shares	Price	Value	Contractual Term (Years)	Shares	Price	Value	Contractual Term (Years)
(In thousands)

602,058	$28.60	$27,636	6.3	220,406	$74.50	$—	9.6

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor

Prior to the Transaction, the Company offered an employee stock purchase plan whereby employees could purchase Company stock at a price equal to 85% of the fair market value of the Company’s common stock on either the first or last day of the purchase period, whichever is lower. The semi-annual purchase periods were October through March and April through September. This plan was discontinued in connection with the Transaction.

During 1994, the Board of Directors approved a plan (“1994 Plan”), effective January 1, 1995, for which 1,500,000 shares of common stock were reserved. The 1994 Plan was amended in October 1995 and April 1996 to reserve additional shares of common stock for issuance under the 1994 Plan, bringing the total shares of common stock reserved for issuance to 4,500,000. Options under the 1994 Plan generally vested ratably over four years and expired ten years after the date of grant. The Board of Directors, as of April 30, 1998, decided that no further options would be granted under the 1994 Plan. Under the 1994 Plan, there were options to purchase 0 and 111,401 shares of common stock outstanding as of November 22, 2005 and December 31, 2004, respectively, of which options to purchase 111,401 shares of common stock were exercisable as of December 31, 2004.

The Company’s 1996 Director Stock Option Plan (“1996 Plan”) provided for non-employee directors to receive options to purchase common stock of the Company at an exercise price equal to the fair market value of the common stock at the date of grant. Each option granted under the 1996 Plan was fully vested immediately upon the option grant date and expired ten years from the grant date. On May 23, 2000, the 1996 Plan was amended to increase the number of shares of common stock reserved for issuance to 450,000. The 1996 Plan was further amended on May 20, 2004 to increase the number of shares of common stock reserved for issuance to 675,000. At November 22, 2005 and December 31, 2004, there were 0 and 262,500 shares, respectively, available for director option grants. There were options to purchase 0 and 360,000 shares of common stock outstanding as of November 22, 2005 and December 31, 2004, respectively. All options outstanding were exercisable as of December 31, 2004.

During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), for which 2,250,000 shares of common stock were reserved for issuance. The number of reserved shares was increased by 750,000 in both May 2000 and 2001. In May 2003, the number of reserved shares was further increased by 1,500,000 for a total of 5,250,000 shares. Generally, options under the 1998 Plan vested ratably over four years and expired ten years subsequent to the grant. Shares available for option grants under the 1998 Plan were 0 and 2,784,048 at November 22, 2005 and December 31, 2004, respectively. There were options to purchase 0 and 1,504,913 shares of common stock outstanding at November 22, 2005 and December 31, 2004, respectively, of which options to purchase 0 and 905,694 shares were exercisable.

In 1999, the Board of Directors approved the Company’s 1999 Non-Officer Employee Stock Incentive Plan (“1999 Plan”) and reserved 1,875,000 shares of common stock for issuance under the 1999 Plan. All of the Company’s employees, consultants, and advisors other than the Company’s executive officers and directors were eligible to participate in the 1999 Plan. Only non-statutory stock options, restricted stock awards, and other stock-based awards may be granted under the 1999 Plan. Generally, options under the 1999 Plan vested ratably over four years and expired ten years after the date of grant. Shares available for option grants under the 1999 Plan were 0 and 700,985 at November 22, 2005 and December 31, 2004, respectively. There were options to purchase 0 and 403,148 shares of common stock outstanding at November 22, 2005 and December 31, 2004, respectively, of which options to purchase 0 and 291,767 shares were exercisable.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option transactions for the years ended December 31, 2004 and the period January 1, 2005 through November 22, 2005.

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	2,570,966	5.92
Granted	284,798	22.81
Cancelled	(85,291)	17.68
Exercised	(391,011)	5.64

Outstanding at December 31, 2004	2,379,462	7.56
Granted	137,200	26.99
Cancelled	(25,213)	16.92
Exercised(1)	(1,522,515)	8.59
Rollover options	(968,934)	8.48

Outstanding at November 22, 2005	—	—

(1)	Includes 1,132,676 options with a weighted-average exercise price of $9.29 that were cashed out in connection with the Transaction, with the same economic effect as an exercise and sale for the Transaction consideration.

11.	Acquisitions

On August 31, 2006, the Company purchased substantially all the assets of Zoologic, Inc. (“Zoologic”) for approximately $3.0 million in cash, plus the costs of effecting the transaction. Zoologic provides web-based courseware and instructor-led training for the securities, asset management and wealth management markets.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the allocation of the purchase price for the acquisitions of Zoologic and Cogent (in thousands):

	Zoologic	Cogent

Tangible assets acquired, net of cash received	$535	$1,074
Completed technology	425	—
Trade names	60	—
Acquired client relationships and contracts	500	4,500
Goodwill	2,524	9,367
Deferred revenue	(1,163)	(756)
Debt	—	(300)
Deferred taxes	—	(1,755)
Other liabilities assumed	(169)	(236)

Consideration paid, net of cash received	$2,712	$11,894

Acquisitions by the Predecessor Company — 2005

On October 31, 2005, the Company purchased all the outstanding stock of Open Information Systems, Inc. (“OIS”) for $24.0 million in cash. Potential earn-out payments may be made by the Company based on revenue growth, if certain 2006 revenue targets, or, under certain circumstances, 2007 revenue targets are met. OIS’ Money Market Manager is used by banks and broker/dealers for money market issuance services. Information Manager, another OIS product, is a comprehensive tool for financial institutions, allowing banks to web-enable core business applications for Internet transaction entry, scheduling, reporting, work flow management and third-party interfaces.

The net assets and results of operations of OIS have been included in the Company’s consolidated financial statements from November 1, 2005. The purchase price was allocated to tangible and intangible assets and liabilities assumed based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and contractual relationships, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over lives ranging from approximately six to ten years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill.

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

On April 19, 2005, the Company purchased substantially all the outstanding stock of the Financial Models Company Inc. (“FMC”) for approximately $159.0 million in cash, plus approximately $13.8 million of costs to effect the acquisition. The Company financed the FMC acquisition with $75 million of borrowings under the credit facility (Note 6) and approximately $84 million from cash on hand. FMC provides comprehensive investment management systems and services to the international investment management industry.

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

In connection with the acquisition, the Company committed to a plan to reduce headcount at FMC. Under the plan, the Company terminated approximately 75 employees and accrued severance costs of $3.3 million of which substantially all has been paid as of December 31, 2006. The severance costs were included in the allocation of the purchase price and recorded as an assumed liability.

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

The following summarizes the allocation of the purchase price for the acquisitions of OIS, MarginMan, FI, FMC, EisnerFast and Achievement (in thousands):

	OIS	MarginMan	FI	FMC	EisnerFast	Achievement

Assets acquired, net of cash received	$2,474	$105	$815	$16,223	$1,089	$3
Purchased technology	5,275	1,447	1,306	9,683	—	210
Acquired client contracts and relationships	4,000	2,266	2,078	37,103	8,587	—
Trade names	230	76	138	814	—	—
Goodwill	12,328	2,303	9,829	113,560	17,106	350
Deferred income taxes	—	—	(199)	(13,835)	—	—
Other liabilities assumed	(307)	(516)	(3,388)	(11,633)	(1,449)	(91)

Consideration paid	$24,000	$5,681	$10,579	$151,915	$25,333	$472

Acquisitions by the Predecessor Company — 2004

On April 12, 2004, the Company acquired all of the outstanding shares of OMR Systems Corporation and OMR Systems International, Ltd. (together “OMR”) for $19.7 million, plus the costs of effecting the transaction. OMR provides treasury processing software and outsourcing solutions to banks in Europe and the United States and offers comprehensive hedge fund administration.

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

The following summarizes the allocation of the purchase price for the OMR, NeoVision and IAN (in thousands):

	OMR	NeoVision	IAN
	(2004)	(2004)	(2004)

Assets acquired, net of cash received	$8,134	$9	$232
Acquired client contracts, customer relationships and trade names	3,800	—	—
Completed technology	4,400	430	1,100
In-process research & development	—	—	—
Goodwill	9,249	1,259	1,892
Liabilities assumed	(6,618)	(91)	(255)

Consideration paid	$18,965	$1,607	$2,969

The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the Transaction and the acquisitions of Zoologic, Cogent, OIS, MarginMan, FI, FMC, EisnerFast, OMR and IAN occurred on January 1, 2005. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

		Period from	Period from
		November 23	January 1
		through	through
		December 31,	November 22,
	2006	2005	2005

Revenues	$208,231	$18,274	$179,210
Net income	1,425	907	3,664

The pro forma results of operations presented above include a reduction in revenues of $3.6 million and $0.7 million for 2006 and the period from November 23 through December 31, 2005, respectively, related to the deferred revenue adjustment recorded in connection with the Transaction. Pro forma results of operations have not been presented for the acquisition of Achievement and NeoVision, as results of operations of these acquisition are not significant to the Company.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Condensed consolidating financial information as of December 31, 2006 and December 31, 2005 and for the year ended December 31, 2006, for the period from January 1, 2005 to November 22, 2005, for the period from November 23, 2005 to December 31, 2005 and for the year ended December 31, 2004 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At December 31, 2006 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$3,055	$2,317	$6,346	$—	$11,718
Accounts receivable, net	15,640	4,808	11,247	—	31,695
Prepaid expenses and other current assets	3,929	730	3,164	—	7,823
Property and equipment, net	4,897	987	4,135	—	10,019
Investment in subsidiaries	83,863	—	—	(83,863)	—
Intercompany balances	142,577	(9,433)	(133,144)	—	—
Goodwill, intangible and other assets, net	795,697	16,918	278,651	—	1,091,266

Total assets	$1,049,658	$16,327	$170,399	$(83,863)	$1,152,521

Current portion of long-term debt	$5,000	$—	$694	$—	$5,694
Accounts payable	1,019	418	868	—	2,305
Accrued expenses	11,232	1,715	5,348	—	18,295
Deferred income taxes	(268)	(86)	738	—	384
Income taxes payable	(5,260)	1,522	3,929	—	191
Deferred maintenance and other revenue	15,821	3,677	6,181	—	25,679
Long-term debt, net of current portion	401,000	—	65,235	—	466,235
Other long-term liabilities	—	—	1,088	—	1,088
Deferred income taxes, long-term	57,982	(1,583)	13,119	—	69,518

Total liabilities	486,526	5,663	97,200	—	589,389
Stockholder’s equity	563,132	10,664	73,199	(83,863)	563,132

Total liabilities and stockholder’s equity	$1,049,658	$16,327	$170,399	$(83,863)	$1,152,521

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2005 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$6,319	$1,971	$7,294	$—	$15,584
Accounts receivable, net	15,825	5,258	11,779	—	32,862
Prepaid expenses and other current assets	3,152	467	2,617	—	6,236
Income taxes receivable	8,509	1,133	(1,466)	—	8,176
Property and equipment, net	3,966	1,289	5,034	—	10,289
Investment in subsidiaries	67,078	—	—	(67,078)	—
Intercompany balances	152,516	(23,738)	(128,778)	—	—
Goodwill, intangible and other assets, net	800,837	17,987	284,400	—	1,103,224

Total assets	$1,058,202	$4,367	$180,880	$(67,078)	$1,176,371

Current portion of long-term debt	$5,013	$—	$5,425	$—	$10,438
Accounts payable	1,128	411	828	—	2,367
Income taxes payable	—	498	(498)	—	—
Accrued expenses	11,320	1,604	7,975	—	20,899
Deferred income taxes	46	63	1,196	—	1,305
Deferred maintenance and other revenue	10,340	2,910	7,316	—	20,566
Long-term debt, net of current portion	403,000	—	75,143	—	478,143
Other long-term liabilities	—	—	1,257	—	1,257
Deferred income taxes, long-term	70,222	(1,766)	15,807	—	84,263

Total liabilities	501,069	3,720	114,449	—	619,238
Stockholder’s equity	557,133	647	66,431	(67,078)	557,133

Total liabilities and stockholder’s equity	$1,058,202	$4,367	$180,880	$(67,078)	$1,176,371

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$81,934	$55,705	$69,397	$(1,567)	$205,469
Cost of revenues	41,379	34,130	26,074	(1,567)	100,016

Gross profit	40,555	21,575	43,323	—	105,453
Operating expenses:
Selling & marketing	10,268	2,088	5,242	—	17,598
Research & development	12,858	3,295	7,467	—	23,620
General & administrative	13,418	1,116	5,832	—	20,366

Total operating expenses	36,544	6,499	18,541	—	61,584

Operating income	4,011	15,076	24,782	—	43,869
Interest expense, net	(30,361)	(7)	(16,671)	—	(47,039)
Other income, net	429	5	22	—	456

Income (loss) before income taxes	(25,921)	15,074	8,133	—	(2,714)
Provision (benefit) for income taxes	(7,715)	3,147	779	—	(3,789)
Equity in net income of subsidiaries	19,281	—	—	(19,281)	—

Net income	$1,075	$11,927	$7,354	$(19,281)	$1,075

	For the Period from November 23 through December 31, 2005 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$7,283	$3,825	$6,765	$(208)	$17,665
Cost of revenues	3,236	2,088	2,511	(208)	7,627

Gross profit	4,047	1,737	4,254	—	10,038
Operating expenses:
Selling & marketing	631	129	604	—	1,364
Research & development	965	343	763	—	2,071
General & administrative	544	164	432	—	1,140

Total operating expenses	2,140	636	1,799	—	4,575

Operating income	1,907	1,101	2,455	—	5,463
Interest expense net	(3,437)	—	(1,453)	—	(4,890)
Other income, net	13	—	245	—	258

(Loss) income before income taxes	(1,517)	1,101	1,247	—	831
(Benefit) provision for income taxes	(250)	125	125	—	—
Equity in net income of subsidiaries	2,098	—	—	(2,098)	—

Net income	$831	$976	$1,122	$(2,098)	$831

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Period from January 1 through November 22, 2005 — Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$68,644	$33,904	$42,446	$(1,025)	$143,969
Cost of revenues	21,544	17,958	20,527	(1,025)	59,004

Gross profit	47,100	15,946	21,919	—	84,965
Operating expenses:
Selling & marketing	6,167	1,597	5,370	—	13,134
Research & development	10,095	2,558	6,546	—	19,199
General & administrative	7,624	888	3,432	—	11,944
Merger costs related to the sale of SS&C	36,789	—	123	—	36,912

Total operating expenses	60,675	5,043	15,471	—	81,189

Operating (loss) income	(13,575)	10,903	6,448	—	3,776
Interest income, net	3,527	—	(4,588)	—	(1,061)
Other income (expense), net	744	39	(128)	—	655

(Loss) income before income taxes	(9,304)	10,942	1,732	—	3,370
Provision for income taxes	560	658	1,440	—	2,658
Equity in net income of subsidiaries	10,576	—	—	(10,576)	—

Net income	$712	$10,284	$292	$(10,576)	$712

	For the Year Ended December 31, 2004 — Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$70,011	$18,657	$8,028	$(808)	$95,888
Cost of revenues	21,411	9,743	3,424	(808)	33,770

Gross profit	48,600	8,914	4,604	—	62,118
Operating expenses:
Selling & marketing	7,380	629	2,725	—	10,734
Research & development	11,039	2,111	807	—	13,957
General & administrative	6,737	584	693	—	8,014

Total operating expenses	25,156	3,324	4,225	—	32,705

Operating income	23,444	5,590	379	—	29,413
Interest income, net	1,448	—	80	—	1,528
Other income (expense), net	119	(4)	(16)	—	99

Income before income taxes	25,011	5,586	443	—	31,040
Provision for income taxes	11,759	—	271	—	12,030
Equity in net income of subsidiaries	5,758	—	—	(5,758)	—

Net income	$19,010	$5,586	$172	$(5,758)	$19,010

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$1,075	$11,927	$7,354	$(19,281)	$1,075
Non-cash adjustments	(2,364)	1,717	4,964	19,281	23,598
Changes in operating assets and liabilities	3,241	3,336	(541)	—	6,036

Net cash provided by operating activities	1,952	16,980	11,777	—	30,709

Cash Flow from Investment Activities:
Intercompany transactions	13,123	(16,214)	3,091	—	—
Cash paid for businesses acquired, net of cash acquired	(13,500)	—	(479)	—	(13,979)
Additions to property and equipment and software	(3,216)	(420)	(1,012)	—	(4,648)
Proceeds from sale of property and equipment	—	—	1	—	1

Net cash provided by (used in) investing activities	(3,593)	(16,634)	1,601	—	(18,626)

Cash Flow from Financing Activities:
Net repayments of debt	(2,314)	—	(14,804)	—	(17,118)
Transactions involving Sunshine Acquisition Corporation common stock	691	—	—	—	691

Net cash used in financing activities	(1,623)	—	(14,804)	—	(16,427)

Effect of exchange rate changes on cash	—	—	478	—	478

Net increase (decrease) in cash and cash equivalents	(3,264)	346	(948)	—	(3,866)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$3,055	$2,317	$6,346	$—	$11,718

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Period from November 23 through December 31, 2005 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$831	$976	$1,122	$(2,098)	$831
Non-cash adjustments	(3,449)	403	2,327	2,098	1,379
Changes in operating assets and liabilities	3,620	(122)	(793)	—	2,705

Net cash provided by operating activities	1,002	1,257	2,656	—	4,915

Cash Flow from Investment Activities:
Intercompany transactions	3,989	(517)	(3,472)	—	—
Acquisition of SS&C	(797,000)	—	(80,000)	—	(877,000)
Additions to property and equipment	(241)	—	(35)	—	(276)
Other investing activities	15	—	—	—	15

Net cash used in investing activities	(793,237)	(517)	(83,507)	—	(877,261)

Cash Flow from Financing Activities:
Cash received from borrowings for the Transaction	410,000	—	80,000	—	490,000
Investment by Sunshine Acquisition Corporation	381,000	—	—	—	381,000
Net repayments of debt	(2,002)	—	(343)	—	(2,345)

Net cash provided by financing activities	788,998	—	79,657	—	868,655

Effect of exchange rate changes on cash	—	—	26	—	26

Net increase (decrease) in cash and cash equivalents	(3,237)	740	(1,168)	—	(3,665)
Cash and cash equivalents, beginning of period	9,556	1,231	8,462	—	19,249

Cash and cash equivalents, end of period	$6,319	$1,971	$7,294	$—	$15,584

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Period from January 1 through November 22, 2005 — Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$712	$10,284	$292	$(10,576)	$712
Non-cash adjustments	(3,757)	1,613	4,384	10,576	12,816
Changes in operating assets and liabilities	20,169	(861)	(720)	—	18,588

Net cash provided by operating activities	17,124	11,036	3,956	—	32,116

Cash Flow from Investment Activities:
Intercompany transactions	(158,547)	(5,823)	166,969	(2,599)	—
Cash paid for businesses acquired, net of cash acquired	(39,745)	(3,949)	(164,225)	—	(207,919)
Additions to property and equipment	(1,553)	(337)	(598)	—	(2,488)
Net sales of marketable securities	101,909	—	—	—	101,909
Purchase of long-term investment	(2,000)	—	—	—	(2,000)
Other investing activities	3	—	—	—	3

Net cash (used in) provided by investing activities	(99,933)	(10,109)	2,146	(2,599)	(110,495)

Cash Flow from Financing Activities:
Net borrowings of debt	74,984	—	—	—	74,984
Issuance of common stock	3,479	—	—	—	3,479
Purchase of common stock for treasury	(5,584)	—	—	—	(5,584)
Common stock dividends	(3,718)	—	(2,599)	2,599	(3,718)

Net cash provided by (used in) financing activities	69,161	—	(2,599)	2,599	69,161

Effect of exchange rate changes on cash	—	—	(446)	—	(446)

Net increase (decrease) in cash and cash equivalents	(13,648)	927	3,057	—	(9,664)
Cash and cash equivalents, beginning of period	23,204	304	5,405	—	28,913

Cash and cash equivalents, end of period	$9,556	$1,231	$8,462	$—	$19,249

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2004 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$19,010	$5,586	$172	$(5,758)	$19,010
Non-cash adjustments	962	1,044	324	5,758	8,088
Changes in operating assets and liabilities	2,455	(668)	(361)	—	1,426

Net cash provided by operating activities	22,427	5,962	135	—	28,524

Cash Flow from Investment Activities:
Intercompany transactions	(14,212)	13,624	588	—	—
Cash paid for businesses acquired, net of cash acquired	(4,576)	(19,065)	100	—	(23,541)
Additions to property and equipment	(1,054)	(217)	(74)	—	(1,345)
Net purchases of marketable securities	(64,341)	—	—	—	(64,341)
Other investing activities	—	—	7	—	7
Net cash (used in) provided by investing activities	(84,183)	(5,658)	621	—	(89,220)

Cash Flow from Financing Activities:
Issuance of common stock	76,998	—	—	—	76,998
Common stock dividends	(2,924)	—	—	—	(2,924)

Net cash provided by financing activities	74,074	—	—	—	74,074

Effect of exchange rate changes on cash	—	—	274	—	274

Net increase in cash and cash equivalents	12,318	304	1,030	—	13,652
Cash and cash equivalents, beginning of period	10,886	—	4,375	—	15,261

Cash and cash equivalents, end of period	$23,204	$304	$5,405	$—	$28,913

13.	Related Party Transactions

In connection with the Transaction, the Carlyle Group, the Company’s CEO and Holdings entered into an agreement pursuant to which Holdings paid (i) Carlyle a fee for certain services provided by it to Holdings in connection with the Transaction, and (ii) the Company’s CEO a fee in consideration of his commitment to contribute equity to Holdings pursuant to a contribution and subscription agreement and as consideration for the CEO’s agreement to enter into a long-term employment agreement with Holdings, including non-competition provisions therein. The aggregate amount of these fees was $7.5 million, which was allocated to the Company’s CEO and Carlyle pro rata based on their respective ownership of Holdings following the Transaction, and was recorded as part of the overall purchase price of the Transaction.

The Company has agreed to pay Carlyle an annual fee of $1.0 million for certain management services to be performed by Carlyle following the Transaction, and will also pay Carlyle additional reasonable compensation for other services provided by Carlyle to the Company from time to time, including investment banking, financial advisory and other services.

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

15.	International Sales and Geographic Information

The Company operates in one reportable segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2006 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Americas excluding the United States, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $2.0 million, $0.6 million, $1.7 million and $2.0 million in the year ended December 31, 2006, the period November 23, 2005 through December 31, 2005, the period January 1, 2005 through November 22, 2005 and the year ended December 31, 2004, respectively.

Revenues by geography were (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 23,	January 1,
		2005	2005
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 22,	December 31,
	2006	2005	2005	2004

United States	$122,341	$10,261	$91,542	$74,724
Canada	35,924	2,572	18,406	—
Americas excluding United States and Canada	2,850	370	3,163	3,688
Europe	40,150	4,151	27,737	14,965
Asia Pacific and Japan	4,204	311	3,121	2,511

	$205,469	$17,665	$143,969	$95,888

Long-lived assets as of December 31, were (in thousands):

	2006	2005

United States	$20,814	$17,518
Canada	5,057	6,733
Americas excluding United States and Canada	85	81
Europe	425	349
Asia Pacific and Japan	125	91

	$26,506	$24,772

16.	Subsequent Events

On March 12, 2007, the Company acquired substantially all the assets of Northport LLC for $5.0 million, plus the costs of effecting the acquisition, and the assumption of certain liabilities. Northport provides private equity

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fund management and accounting services. The net assets and results of operations of Northport will be included in the Company’s consolidated financial statements as of March 1, 2007.

In March 2007, the Company amended its Credit Agreement to reduce the interest rate on the U.S. term loan facility.

17.	Selected Quarterly Financial Data (Unaudited)

	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(In thousands)

2006
Revenue	$48,365	$50,655	$52,449	$54,000
Gross profit	25,069	26,150	26,641	27,593
Operating income	11,427	11,340	10,579	10,523
Net income (loss)	(226)	1,787	359	(845)

	Predecessor				Successor
				Period from	Period from
				October 1,	November 23,
				2005	2005
				through	through
	First	Second	Third	November 22,	December 31,
	Quarter	Quarter	Quarter(1)	2005(1)	2005
			(In thousands)

2005
Revenue	$27,416	$40,713	$46,110	$29,730	$17,665
Gross profit	17,608	24,086	26,869	16,402	10,038
Operating income (loss)	9,163	10,741	11,939	(28,067)	5,463
Net income (loss)	5,969	6,589	6,995	(18,841)	831

(1)	Includes merger costs associated with the Transaction.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2	.1†	Acquisition Agreement, dated February 25, 2005, by and between the Registrant and Financial Models Company Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 2, 2005 (File No. 000-28430)
2	.2†	Purchase Agreement, dated February 28, 2005, by and among the Registrant, EisnerFast LLC and EHS, LLC is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2005 (File No. 000-28430)
2	.3†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
2	.4†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)
3.1		Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the ‘‘Form S-4”)
3.2		Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Form S-4
4.1		Indenture, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, the Guarantors named on the signature pages thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, including the form of 11 3/4% Senior Subordinated Note due 2013, is incorporated herein by reference to Exhibit 4.1 to the Form S-4
4.2		First Supplemental Indenture, dated as of April 27, 2006, among Cogent Management Inc., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 4.2 to the Form S-4
4.3		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.3 to the Form S-4
4.4		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.4 to the Form S-4
4.5		Registration Rights Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant and the Guarantors named therein, as Issuers, and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Initial Purchasers, is incorporated herein by reference to Exhibit 4.5 to the Form S-4
4.6		Purchase Agreement, dated as of November 17, 2005, between Sunshine Acquisition II, Inc. and the Initial Purchasers named in Schedule I thereto is incorporated herein by reference to Exhibit 4.6 to the Form S-4
4.7		Joinder Agreement, dated as of November 23, 2005, executed by the Registrant, Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.7 to the Form S-4
4.8		Joinder Agreement, dated as of April 27, 2006, executed by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.8 to the Form S-4
10.1		Credit Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, SS&C Technologies Canada Corp., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, is incorporated herein by reference to Exhibit 10.1 to the Form S-4

Exhibit
Number		Description of Exhibit

10.2		Guarantee and Collateral Agreement, dated as of November 23, 2005, made by Sunshine Acquisition Corporation, Sunshine Acquisition II, Inc., the Registrant and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Form S-4
10.3		CDN Guarantee and Collateral Agreement, dated as of November 23, 2005, made by SS&C Technologies Canada Corp. and 3105198 Nova Scotia Company in favor of JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Form S-4
10.4		Assumption Agreement, dated as of April 27, 2006, made by Cogent Management Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.4 to the Form S-4
10.5		Stockholders Agreement of Sunshine Acquisition Corporation, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-4
10.6		Registration Rights Agreement, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4
10.7		Form of Service Provider Stockholders Agreement of Sunshine Acquisition Corporation by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4
10.8		Management Agreement, dated as of November 23, 2005, between Sunshine Acquisition Corporation, William C. Stone and TC Group, L.L.C. is incorporated herein by reference to Exhibit 10.8 to the Form S-4
10.9		SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., Sunshine Acquisition Corporation and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Form S-4
10	.10*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4
10	.11*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4
10	.12*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4
10	.13*	2006 Equity Incentive Plan of Sunshine Acquisition Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 000-28430) (the ‘‘August 15, 2006 8-K”)
10	.14*††	Form of Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the August 15, 2006 8-K
10	.15*	Form of Dividend Equivalent Agreement is incorporated herein by reference to Exhibit 10.3 to the August 15, 2006 8-K
10	.16*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10	.17*	Employment Agreement, dated as of November 23, 2005, by and between William C. Stone and Sunshine Acquisition Corporation is incorporated herein by reference to Exhibit 10.13 to the Form S-4
10	.18*	Contract of Employment between Kevin Milne and the Registrant, effective as of June 9, 2004, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (File No. 000-28430)
10	.19*	Compromise Agreement between Kevin Milne and SS&C Technologies Limited, dated as of October 31, 2006

Exhibit
Number		Description of Exhibit

10	.20*	Description of Executive Officer Compensation Arrangements is incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on March 16, 2007 (File No. 000-28430)
10.21		Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)
10.22		Second Amendment to Lease, dated as of April 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the ‘‘2004 10-K”)
10.23		Third Amendment to Lease, effective as of July 1, 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K
10.24		Fourth Amendment to Lease, effective as of June 7, 2005, between the Registrant and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the ‘‘Q2 2005 10-Q”)
10.25		Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 20005 10-Q
10.26		First Amendment, dated as of March 6, 2007, to the Credit Agreement, dated as of November 23, 2005, among the Registrant, SS&C Technologies Canada Corp., as CDN Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as lenders, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current on Form 8-K, filed on March 9, 2007 (File No. 000-28430)
12		Statement of Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
31.1		Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

††	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.