Form 10-Q
period 2007-03-31
SS&C TECHNOLOGIES INC
filed 2007-05-14
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of May 14, 2007.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$11,733	$11,718
Accounts receivable, net of allowance for doubtful accounts of $1,695 and $1,670, respectively	36,660	31,695
Income taxes receivable	3,244	—
Prepaid expenses and other current assets	8,078	7,823

Total current assets	59,715	51,236

Property and equipment
Leasehold improvements	3,218	2,850
Equipment, furniture, and fixtures	14,110	12,168

	17,328	15,018
Less accumulated depreciation	(6,218)	(4,999)

Net property and equipment	11,110	10,019

Goodwill	826,086	820,470
Intangible and other assets, net of accumulated amortization of $31,636 and $24,260, respectively	264,500	270,796

Total assets	$1,161,411	$1,152,521

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,636	$5,694
Accounts payable	3,698	2,305
Income taxes payable	—	191
Accrued employee compensation and benefits	3,157	8,961
Other accrued expenses	6,764	7,157
Interest payable	8,149	2,177
Deferred income taxes	477	384
Deferred maintenance and other revenue	36,316	25,679

Total current liabilities	61,197	52,548

Long-term debt, net of current portion	460,661	466,235
Other long-term liabilities	5,093	1,088
Deferred income taxes	69,018	69,518

Total liabilities	595,969	589,389

Commitments and contingencies (Note 8)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	560,340	559,527
Accumulated other comprehensive income	3,369	1,699
Retained earnings	1,733	1,906

Total stockholder’s equity	565,442	563,132

Total liabilities and stockholder’s equity	$1,161,411	$1,152,521

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006
Revenues:
Software licenses	$6,117	$5,198
Maintenance	14,987	13,042
Professional services	4,135	5,178
Outsourcing	30,675	24,947

Total revenues	55,914	48,365

Cost of revenues:
Software licenses	2,418	2,261
Maintenance	6,462	4,799
Professional services	3,463	2,982
Outsourcing	17,099	13,254

Total cost of revenues	29,442	23,296

Gross profit	26,472	25,069

Operating expenses:
Selling and marketing	4,108	3,708
Research and development	6,267	5,876
General and administrative	5,050	4,058

Total operating expenses	15,425	13,642

Operating income	11,047	11,427

Interest expense	(11,420)	(11,509)
Other (expense) income, net	126	(61)

Loss before income taxes	(247)	(143)
(Benefit) provision for income taxes	(74)	83

Net loss	$(173)	$(226)

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006
Cash flow from operating activities:
Net loss	$(173)	$(226)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,483	6,569
Amortization of loan origination costs	566	653
Foreign exchange gains on debt	(162)	—
Deferred income taxes	(326)	(2,024)
Stock-based compensation expense	813	—
Provision for doubtful accounts	245	306
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(4,667)	(5,170)
Prepaid expenses and other assets	(316)	33
Income taxes receivable	(3,244)	6,049
Accounts payable	1,392	1,125
Accrued expenses and other liabilities	3,563	(3,054)
Income taxes payable	(205)	(136)
Deferred maintenance and other revenues	10,274	11,311

Net cash provided by operating activities	16,243	15,436

Cash flow from investing activities:
Additions to property and equipment	(2,235)	(1,096)
Cash paid for business acquisitions, net of cash acquired	(5,047)	(11,482)

Net cash used in investing activities	(7,282)	(12,578)

Cash flow from financing activities:
Cash received from borrowings	3,000	6,000
Repayment of debt	(12,051)	(11,291)
Transactions involving Sunshine Acquisition Corporation common stock	—	28

Net cash used in financing activities	(9,051)	(5,263)

Effect of exchange rate changes on cash	105	9

Net increase (decrease) in cash and cash equivalents	15	(2,396)
Cash and cash equivalents, beginning of period	11,718	15,584

Cash and cash equivalents, end of period	$11,733	$13,188

See accompanying notes to Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to state fairly its financial position as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2006 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2006 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the expected results for the full year.
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
3. Stock-based Compensation
In August 2006, the Board of Directors of Sunshine Acquisition Corporation adopted a new equity-based incentive plan (the “2006 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 1,314,567 shares of common stock. During the three months ended March 31, 2007, Sunshine Acquisition Corporation granted time-based and performance-based options to purchase 9,200 and 13,800 shares of its common stock, respectively. All options awarded during this period have an exercise price of $74.50 and expire ten years from the date of grant.
Time-based options vest 25% one year from the date of grant and 1/36th of the remaining balance each month thereafter for 36 months and can also vest upon a change in control, subject to certain conditions. Time-based options during the period have a fair value of $30.68 per share based on the Black-Scholes option pricing model.
Certain performance-based options vest upon the attainment of certain annual EBITDA targets for the Company during the five-year period beginning January 1, 2006. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. These performance-based options granted during the period have an estimated fair value of $32.54 per share based on the Black-Scholes option pricing model. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. The Company did not record stock-based compensation expense related to these options for the three months ended March 31, 2007.

For the time-based and performance-based options valued using the Black-Scholes option-pricing model, the Company used the following assumptions: expected term to exercise of 4.0 years and 4.5 years, respectively; expected volatility of 45.85%; risk-free interest rate of 4.51%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.
The remaining performance-based options vest only upon a change in control in which certain internal rate of return targets are attained. These performance-based options granted during the period have an estimated fair value of $21.23 per share based on an independent valuation using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Compensation expense will be recorded at the time that a change in control becomes probable. The Company did not record stock-based compensation expense related to these options for the three months ended March 31, 2007.
The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2007 was as follows (in thousands):

Statements of operations classification
Cost of Maintenance	$21
Cost of Professional services	26
Cost of Outsourcing	179

Total cost of revenues	226

Selling and marketing	131
Research and development	85
General and administrative	371

Total operating expenses	587

Total stock-based compensation expense	$813

A summary of stock option activity as of and for the three months ended March 31, 2007 is as follows:

Shares
Outstanding at January 1, 2007	1,613,446
Granted	23,000
Cancelled/forfeited	(17,007)
Exercised	—

Outstanding at March 31, 2007	1,619,439

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
The following table sets forth the components of comprehensive income (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Net loss	$(173)	$(226)
Foreign currency translation gains (losses)	1,976	(1,058)
Unrealized (losses) gains on interest rate swaps	(306)	1,536

Total comprehensive income	$1,497	$252

5. Debt
At March 31, 2007 and December 31, 2006, debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Senior credit facility, revolving portion, weighted-average interest rate of 8.10%	$—	$3,000
Senior credit facility, term loan portion, weighted-average interest rate of 7.34% and 7.73%, respectively	258,297	263,929
11 3/4% senior subordinated notes due 2013	205,000	205,000

	463,297	471,929
Short-term borrowings and current portion of long-term debt	(2,636)	(5,694)

Long-term debt	$460,661	$466,235

Capitalized financing costs of $0.6 million and $0.7 million were amortized to interest expense during the three months ended March 31, 2007 and 2006, respectively.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months ended March 31, 2007 and 2006, the Company recognized unrealized losses of $0.3 million, net of tax, and unrealized gains of $1.5 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
6. Acquisitions
On March 12, 2007, the Company purchased substantially all the assets of Northport LLC (“Northport”), for approximately $5.1 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. Northport provides accounting and management services to private equity funds.
The net assets and results of operations of Northport have been included in the Company’s consolidated financial statements from March 1, 2007. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of client relationships and client contracts, was determined using the future cash flows method. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The intangible assets are amortized over approximately seven years, the estimated life of the assets. The remainder of the purchase price was allocated to goodwill.
The following summarizes the preliminary allocation of the purchase price for the acquisition of Northport (in thousands):

Tangible assets acquired, net of cash received	$605
Acquired client relationships and contracts	1,500
Goodwill	3,263
Deferred revenue	(259)
Other liabilities assumed	(35)

Consideration paid, net of cash received	$5,074

The Company reported $0.3 million in revenue from Northport from the acquisition date through March 31, 2007. Pro forma operating results for the 2007 acquisition are not presented because the results would not be significantly different from historical results.
7. Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002, 2003, 1999 and 2003, respectively.
On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At adoption, the Company had $4.2 million of liabilities for unrecognized tax benefits. The adoption of FIN 48 resulted in a reclassification of certain tax liabilities from current to non-current and to certain related deferred tax assets. The Company did not record a cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of January 1, 2007, accrued interest related to unrecognized tax benefits was less than $0.1 million. The Company recognizes accrued interest and penalties relating to the unrecognized tax benefits as a component of the income tax provision.
As of March 31, 2007, the Company had $4.5 million of liabilities for unrecognized tax benefits. Of this amount, $4.4 million relates to uncertain income tax positions that either existed prior to or were created as a result of the Transaction and would decrease goodwill if recognized. The remainder of the unrecognized tax benefits, if recognized, would decrease the Company’s effective tax rate and increase the Company’s net income.
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
Revenues by geography were (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
United States	$34,347	$28,223
Canada	8,804	8,191
Americas excluding United States and Canada	845	1,065
Europe	10,741	9,847
Asia Pacific and Japan	1,177	1,039

	$55,914	$48,365

10. Supplemental Guarantor Condensed Consolidating Financial Statements
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
Condensed consolidating financial information as of March 31, 2007 and December 31, 2006 and the three months ended March 31, 2007 and 2006 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At March 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$3,679	$849	$7,205	$—	$11,733
Accounts receivable, net	18,690	6,693	11,277	—	36,660
Income taxes receivable	6,702	—	—	(3,458)	3,244
Prepaid expenses and other current assets	4,209	721	3,148	—	8,078
Deferred income taxes	261	88	—	(349)	—
Property and equipment, net	6,194	934	3,982	—	11,110
Investment in subsidiaries	92,246	—	—	(92,246)	—
Intercompany balances	142,412	(13,484)	(128,928)	—	—
Deferred taxes, long-term	—	1,605	—	(1,605)	—
Goodwill, intangible and other assets, net	789,312	21,486	279,788	—	1,090,586

Total assets	$1,063,705	$18,892	$176,472	$(97,658)	$1,161,411

Current portion of long-term debt	$2,000	$—	$636	$—	$2,636
Accounts payable	2,456	135	1,107	—	3,698
Accrued expenses and other liabilities	12,181	1,219	4,670	—	18,070
Deferred income taxes	—	—	826	(349)	477
Income taxes payable	—	1,425	2,033	(3,458)	—
Deferred maintenance and other revenue	23,072	4,802	8,442	—	36,316
Long-term debt, net of current portion	400,500	—	60,161	—	460,661
Other long-term liabilities	560	—	4,533	—	5,093
Deferred income taxes, long-term	57,494	—	13,129	(1,605)	69,018

Total liabilities	498,263	7,581	95,537	(5,412)	595,969

Stockholder’s equity	565,442	11,311	80,935	(92,246)	565,442

Total liabilities and stockholder’s equity	$1,063,705	$18,892	$176,472	$(97,658)	$1,161,411

	At December 31, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$3,055	$2,317	$6,346	$—	$11,718
Accounts receivable, net	15,640	4,808	11,247	—	31,695
Income taxes receivable	5,260	—	—	(5,260)	—
Prepaid expenses and other current assets	3,929	730	3,164	—	7,823
Deferred income taxes	268	87	—	(355)	—
Property and equipment, net	4,897	987	4,135	—	10,019
Investment in subsidiaries	83,863	—	—	(83,863)	—
Intercompany balances	142,577	(9,433)	(133,144)	—	—
Deferred taxes, long-term	—	1,583	—	(1,583)	—
Goodwill, intangible and other assets, net	795,697	16,918	278,651	—	1,091,266

Total assets	$1,055,186	$17,997	$170,399	$(91,061)	$1,152,521

Current portion of long-term debt	$5,000	$—	$694	$—	$5,694
Accounts payable	1,019	418	868	—	2,305
Accrued expenses and other liabilities	11,232	1,715	5,348	—	18,295
Deferred income taxes	—	—	739	(355)	384
Income taxes payable	—	1,522	3,929	(5,260)	191
Deferred maintenance and other revenue	15,821	3,678	6,180	—	25,679
Long-term debt, net of current portion	401,000	—	65,235	—	466,235
Other long-term liabilities	—	—	1,088	—	1,088
Deferred income taxes, long-term	57,982	—	13,119	(1,583)	69,518

Total liabilities	492,054	7,333	97,200	(7,198)	589,389

Stockholder’s equity	563,132	10,664	73,199	(83,863)	563,132

Total liabilities and stockholder’s equity	$1,055,186	$17,997	$170,399	$(91,061)	$1,152,521

	For the three months ended March 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$23,010	$15,700	$17,314	$(110)	$55,914
Cost of revenue	13,103	9,838	6,611	(110)	29,442

Gross profit	9,907	5,862	10,703	—	26,472
Operating expenses:
Selling & marketing	2,550	440	1,118	—	4,108
Research & development	3,512	943	1,812	—	6,267
General & administrative	3,417	248	1,385	—	5,050

Total operating expenses	9,479	1,631	4,315	—	15,425

Operating income	428	4,231	6,388	—	11,047
Interest (expense) income, net	(7,408)	10	(4,022)	—	(11,420)
Other income (expense), net	35	(3)	94	—	126

(Loss) income before income taxes	(6,945)	4,238	2,460	—	(247)
(Benefit) provision for income taxes	(2,042)	1,246	722	—	(74)
Equity in net income of subsidiaries	4,730	—	—	(4,730)	—

Net (loss) income	$(173)	$2,992	$1,738	$(4,730)	$(173)

	For the three months ended March 31, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$18,860	$13,201	$16,568	$(264)	$48,365
Cost of revenue	9,649	5,646	8,265	(264)	23,296

Gross profit	9,211	7,555	8,303	—	25,069
Operating expenses:
Selling & marketing	2,052	548	1,108	—	3,708
Research & development	3,321	686	1,869	—	5,876
General & administrative	2,471	1,284	303	—	4,058

Total operating expenses	7,844	2,518	3,280	—	13,642

Operating income	1,367	5,037	5,023	—	11,427
Interest expense, net	(7,540)	—	(3,969)	—	(11,509)
Other income (expense), net	7	1	(69)	—	(61)

(Loss) income before income taxes	(6,166)	5,038	985	—	(143)
(Benefit) provision for income taxes	(2,800)	2,288	595	—	83
Equity in net income of subsidiaries	3,140	—	—	(3,140)	—

Net (loss) income	$(226)	$2,750	$390	$(3,140)	$(226)

	For the three months ended March 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net (loss) income	$(173)	$2,992	$1,738	$(4,730)	$(173)
Non-cash adjustments	2,451	344	2,094	4,730	9,619
Changes in operating assets and liabilities	5,176	(1,388)	3,009	—	6,797

Net cash provided by operating activities	7,454	1,948	6,841	—	16,243

Cash Flow from Investment Activities:
Intercompany transactions	(1,513)	1,705	(192)	—	—
Cash paid for businesses acquired, net of cash acquired	—	(5,000)	(47)	—	(5,047)
Additions to property and equipment	(1,817)	(121)	(297)	—	(2,235)

Net cash used in investing activities	(3,330)	(3,416)	(536)	—	(7,282)

Cash Flow from Financing Activities:
Net repayments of debt	(3,500)	—	(5,551)	—	(9,051)

Net cash used in financing activities	(3,500)	—	(5,551)	—	(9,051)

Effect of exchange rate changes on cash	—	—	105	—	105

Net increase (decrease) in cash and cash equivalents	624	(1,468)	859	—	15
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$3,679	$849	$7,205	$—	$11,733

	For the three months ended March 31, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net (loss) income	$(226)	$2,750	$390	$(3,140)	$(226)
Non-cash adjustments	260	616	1,488	3,140	5,504
Changes in operating assets and liabilities	11,901	125	(1,868)	—	10,158

Net cash provided by operating activities	11,935	3,491	10	—	15,436

Cash Flow from Investment Activities:
Intercompany transactions	1,856	(3,885)	2,029	—	—
Cash paid for businesses acquired, net of cash acquired	(11,496)	—	14	—	(11,482)
Additions to property and equipment	(920)	(19)	(157)	—	(1,096)

Net cash used in investing activities	(10,560)	(3,904)	1,886	—	(12,578)

Cash Flow from Financing Activities:
Net repayments of debt	(3,805)	—	(1,486)	—	(5,291)
Transactions involving Sunshine Acquisition Corporation common stock	28	—	—	—	28

Net cash used in financing activities	(3,777)	—	(1,486)	—	(5,263)

Effect of exchange rate changes on cash	—	—	9	—	9

Net increase (decrease) in cash and cash equivalents	(2,402)	(413)	419	—	(2,396)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$3,917	$1,558	$7,713	$—	$13,188

11. Subsequent Event
On April 18, 2007, the Board of Directors approved (i) the vesting, as of April 18, 2007, of 50% of the Performance Options granted to the employees of SS&C under the Company’s 2006 Equity Incentive Plan that would have vested if the Company had met its EBITDA target for fiscal year 2006 set forth in the employees’ stock option agreements (collectively, the “2006 Performance Options”); (ii) the vesting, conditioned upon the Company’s meeting its EBITDA target for fiscal year 2007, of the other 50% of the 2006 Performance Options; and (iii) the reduction of the Company’s EBITDA target for fiscal year 2007 set forth in the employees’ stock option agreements. These modifications will result in a compensation charge in the second quarter of 2007 related to the 2006 Performance Options that vested. The probability of attaining the 2007 EBITDA target will be assessed at the end of the second quarter of 2007 based upon the revised target.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Other than the adoption of FIN 48, as more fully described in note 7, there have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies are described in our annual filing on Form 10-K and include:
-	Revenue Recognition

-	Allowance for Doubtful Accounts

-	Long-Lived Assets, Intangible Assets and Goodwill

-	Acquisition Accounting

-	Income Taxes
Results of Operations for the Three Months Ended March 31, 2007 and 2006
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three months	Three months
	ended	ended
	March 31,	March 31,	Percentage
	2007	2006	Change
Revenues:
Software licenses	$6,117	$5,198	18%
Maintenance	14,987	13,042	15%
Professional services	4,135	5,178	-20%
Outsourcing	30,675	24,947	23%

Total revenues	$55,914	$48,365	16%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006
Revenues:
Software licenses	11%	11%
Maintenance	27%	27%
Professional services	7%	11%
Outsourcing	55%	51%

Total revenues	100%	100%

Revenues
We derive our revenues from software licenses, related maintenance and professional services and outsourcing services. Revenues were $55.9 million and $48.4 million for the three months ended March 31, 2007 and 2006, respectively. The revenue increase of $7.5 million, or 16%, came from both organic growth and acquisitions. Revenues for businesses and products that we have owned for at least 12 months, or organic revenues, increased $4.3 million and came from increased demand of $4.9 million for our outsourcing services and additional maintenance revenues of $0.5 million, offset by decreases of $0.9 million and $0.2 million in professional services revenues and software license revenues, respectively. Revenues increased $1.0 million and $0.5 million related to sales of products and services that we acquired in our February 2006 acquisition of Cogent and our August 2006 acquisition of Zoologic, respectively, and our 2007 acquisition of Northport added $0.3 million in revenues. Additionally, revenues for the three months ended March 31, 2006 include a reduction of $1.4 million as a result of adjusting deferred revenue to fair value in connection with the Transaction.
Software Licenses. Software license revenues were $6.1 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $0.9 million, or 18%, was due in part to our 2006 acquisition of Zoologic, which added $0.4 million in revenues, offset by a decrease of $0.2 million in organic license sales. Additionally, license revenues for the three months ended March 31, 2006 included a reduction of $0.7 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $15.0 million and $13.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $2.0 million, or 15%, was due in part to organic revenue growth of $0.5 million and our 2006 acquisition of Zoologic, which added $0.1 million. Additionally, maintenance revenues for the three months ended March 31, 2006 included a reduction of $1.3 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. The increase in organic revenues was mainly due to favorable client maintenance renewals and annual maintenance fee increases. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $4.1 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in professional services revenues was primarily due to a decrease in organic revenues of $0.9 million. The decrease in organic revenues was primarily related to four significant professional services projects that were either completed or substantially completed in late 2006. Additionally, professional services revenues for the three months ended March 31, 2006 included an increase of $0.2 million related to the deferred revenue fair value adjustment in connection with the Transaction. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Outsourcing. Outsourcing revenues were $30.7 million and $24.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in outsourcing revenues of $5.8 million, or 23%, was attributable to both organic growth and acquisitions. Organic revenue growth was $4.9 million and came from increased demand and the addition of new clients for our SS&C Fund Services and Pacer ASP services and SVC securities data services provided by SS&C Canada. Our 2006 acquisition of Cogent increased revenues by $1.0 million, reflecting a full three months of activity, and our 2007 acquisition of Northport added $0.3 million. Additionally, outsourcing revenues for the three months ended March 31, 2006 included an increase of $0.4 million related to the deferred revenue fair value adjustment in connection with the Transaction. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.
Cost of Revenues
The total cost of revenues was $29.4 million and $23.3 million for the three months ended March 31, 2007 and 2006, respectively. The gross margin decreased to 47% for the three months ended March 31, 2007 from 52% for the comparable period in 2006. The decrease in gross margin was primarily attributable to additional amortization of $1.2 million, stock-based compensation expense of $0.2 million and a non-cash increase in rent expense of $0.2 million. The total cost of revenues increase was mainly due to $1.2 million in costs associated with the acquisitions of Northport, Zoologic and Cogent, additional amortization expense of $1.2 million based on cash flows, stock-based compensation expense of $0.2 million and cost increases of $3.4 million to support our organic revenue growth, primarily in outsourcing revenues. Additionally, the three months ended March 31, 2006 included a reduction in rent expense of $0.2 million related to the valuation of rental obligations in connection with the Transaction.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses was $2.4 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cost of software license revenues was primarily due to our acquisition of Zoologic, which added $0.1 million in amortization expense. Cost of software license revenues as a percentage of such revenues decreased to 40% for the three months ended March 31, 2007 from 43% for the three months ended March 31, 2006.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.5 million and $4.8 million for the three months ended March 31, 2007 and 2006, respectively. The increase in costs of $1.7 million was primarily due to increased amortization of intangible assets of $1.1 million, our acquisition of Zoologic, which added $0.2 million in costs, and organic cost increases of $0.4 million to support the growth in organic revenue. Cost of maintenance revenues as a percentage of these revenues was 43% and 37% for the three months ended March 31, 2007 and 2006, respectively.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.5 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to an increase in organic costs related to personnel and travel.
Cost of Outsourcing. Cost of outsourcing revenues consists primarily of the cost related to personnel utilized in servicing our outsourcing clients and amortization of intangible assets. The cost of outsourcing revenues was $17.1 million and $13.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cost of outsourcing revenues of $3.8 million was primarily due to an increase of $2.5 million in organic costs to support the growth in organic revenues and our acquisitions of Northport and Cogent, which added $0.9 million in the aggregate. Additionally, stock-based compensation represented $0.2 million of the increase and incremental amortization of intangible assets contributed $0.2 million to the increase.
Operating Expenses
Total operating expenses were $15.4 million and $13.6 million for the three months ended March 31, 2007 and 2006, respectively, representing 28% of total revenues in each of those periods. Included in 2007 expenses are stock-based compensation of $0.6 million, capital-based taxes of $0.4 million and additional costs of $0.3 million associated with our acquisitions of Northport, Zoologic and Cogent. Organic costs increased $0.3 million to support the growth in organic revenues. Included in the three months ended March 31, 2006 was a reduction of $0.1 million in rent expense related to the valuation of rental obligations in connection with the Transaction.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $4.1 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively, representing 7% and 8%, respectively, of total revenues in those years. The increase in selling and marketing expenses of $0.4 million was due to our acquisitions of Northport, Zoologic and Cogent, which added $0.2 million in costs, stock-based compensation expense of $0.1 million and an increase in organic personnel costs of $0.1 million.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $6.3 million and $5.9 million for the three months ended March 31, 2007 and 2006, respectively, representing 11% and 12% of total revenues in those periods, respectively. The increase in research and development expenses of $0.4 million was due to our acquisitions of Northport, Zoologic and Cogent, which added $0.1 million in costs, stock-based compensation expense of $0.1 million and an increase in organic personnel costs of $0.1 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.1 million and $4.1 million for the three months ended March 31, 2007 and 2006, respectively, representing 9% and 8% of total revenues in those periods, respectively. The increase in general and administrative expenses of $1.0 million was primarily related to stock-based compensation expense of $0.4 million, capital-based taxes of $0.4 million and an increase in organic personnel costs of $0.1 million.
Interest Expense. Net interest expense for the three months ended March 31, 2007 and 2006 was $11.4 million and $11.5 million, respectively, and primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013.
Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2007 and 2006 consists primarily of foreign currency gains and losses.
Benefit for Income Taxes. We had an effective tax rate of 30% for the three months ended March 31, 2007. The effective tax rate for the balance of the year is expected to be between 30% and 35%.
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
Our cash and cash equivalents at March 31, 2007 were $11.7 million, which is unchanged from December 31, 2006. Cash provided by operations was completely offset by net repayments of debt and cash used for acquisitions and capital expenditures.
Net cash provided by operating activities was $16.2 million for the three months ended March 31, 2007. Cash provided by operating activities was primarily due to a net loss of $0.2 million adjusted for non-cash items of $9.6 million, increases of $10.3 million, $3.6 million and $1.4 million in deferred maintenance and other revenues, accrued expenses and other liabilities and accounts payable, respectively. These items were partially offset by a decrease of $0.2 million in income taxes payable and increases of $4.7 million, $3.2 million and $0.3 million in accounts receivable, income taxes receivable and prepaid expenses and other assets, respectively.
Investing activities used net cash of $7.3 million for the three months ended March 31, 2007. Cash used by investing activities was due to $5.1 million cash paid for the acquisition of Northport and $2.2 million in capital expenditures.
Financing activities used net cash of $9.1 million for the three months ended March 31, 2007, representing net repayments of debt under our senior credit facilities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under our senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan of $2.6 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under our senior credit facilities with the net proceeds of certain asset dispositions, near-term tax refunds and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.

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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most of our subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at March 31, 2007.
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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of March 31, 2007, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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

	Three months	Three months
	ended	ended
	March 31,	March 31,
(in thousands)	2007	2006
Net loss	$(173)	$(226)
Interest expense	11,420	11,509
Income taxes	(74)	83
Depreciation and amortization	8,483	6,569

EBITDA	$19,656	$17,935
Purchase accounting adjustments (1)	(67)	1,141
Unusual or non-recurring charges (2)	(55)	65
Acquired EBITDA and cost savings (3)	135	862
Stock-based compensation	813	—
Capital-based taxes	413	—
Other (4)	490	250

Consolidated EBITDA	$21,385	$20,253

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease obligations to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, legal settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the impact of EBITDA and cost savings from synergies for significant businesses that were acquired during the period as if the acquisition occurred at the beginning of that period.

(4)	Other includes management fees paid to The Carlyle Group and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for year ending December 31, 2007 limits expenditures to $10 million. Actual capital expenditures through March 31, 2007 were $2.2 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended March 31, 2007 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.75x	5.26x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.50x	1.94x
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At March 31, 2007, we had total debt of $463.3 million, including $258.3 million of variable rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $201.1 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately $51.1 million U.S. dollars. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.6 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.6 million and $2.6 million per year, respectively.
At March 31, 2007, $52.3 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
During 2006, approximately 40% of our revenue was from customers located outside the United States. A portion of the revenue from customers located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. Revenues and expenses of our foreign operations are denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations.
The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which we agreed to make certain additional disclosures to our stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. The settlement agreement was subject to customary conditions, including court approval following notice to the stockholders of SS&C. The court held a hearing on September 13, 2006, after which the court requested supplemental briefing as to the fairness, reasonableness and adequacy of the settlement. Parties submitted such supplemental briefing on September 27, 2006. On November 29, 2006, the court disapproved the proposed settlement. The parties are currently in discovery, and the court has set a trial date for July 2008. We believe that the plaintiffs’ claims are without merit and are defending them rigorously.
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.

Date: May 14, 2007	By: /s/ Patrick J. Pedonti

Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10	First Amendment, dated as of March 6, 2007, to the Credit Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., SS&C Technologies, Inc., SS&C Technologies Canada Corp., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2007 (File No. 000-28430)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002