Form 10-Q
period 2007-06-30
SS&C TECHNOLOGIES INC
filed 2007-08-08
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of August 7, 2007.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$13,210	$11,718
Accounts receivable, net of allowance for doubtful accounts of $1,602 and $1,670, respectively	36,941	31,695
Prepaid expenses and other current assets	8,185	7,823
Deferred income taxes	283	—

Total current assets	58,619	51,236

Property and equipment
Leasehold improvements	2,584	2,850
Equipment, furniture, and fixtures	15,774	12,168

	18,358	15,018
Less accumulated depreciation	(7,098)	(4,999)

Net property and equipment	11,260	10,019

Goodwill	844,484	820,470
Intangible and other assets, net of accumulated amortization of $39,691 and $24,260, respectively	263,237	270,796

Total assets	$1,177,600	$1,152,521

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,680	$5,694
Accounts payable	2,374	2,305
Income taxes payable	2,688	191
Accrued employee compensation and benefits	4,927	8,961
Other accrued expenses	7,139	7,157
Interest payable	2,130	2,177
Deferred income taxes	—	384
Deferred maintenance and other revenue	33,421	25,679

Total current liabilities	55,359	52,548

Long-term debt, net of current portion	461,077	466,235
Other long-term liabilities	6,114	1,088
Deferred income taxes	68,328	69,518

Total liabilities	590,878	589,389

Commitments and contingencies (Note 8)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	564,059	559,527
Accumulated other comprehensive income	21,989	1,699
Retained earnings	674	1,906

Total stockholder’s equity	586,722	563,132

Total liabilities and stockholder’s equity	$1,177,600	$1,152,521

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$5,377	$5,164	$11,494	$10,362
Maintenance	15,246	13,306	30,233	26,348
Professional services	4,908	4,950	9,043	10,128
Software-enabled services	34,797	27,235	65,472	52,182

Total revenues	60,328	50,655	116,242	99,020

Cost of revenues:
Software licenses	2,363	2,287	4,781	4,548
Maintenance	6,646	5,064	13,108	9,863
Professional services	3,559	3,311	7,022	6,293
Software-enabled services	19,740	13,843	36,839	27,097

Total cost of revenues	32,308	24,505	61,750	47,801

Gross profit	28,020	26,150	54,492	51,219

Operating expenses:
Selling and marketing	5,175	4,187	9,283	7,895
Research and development	6,770	5,928	13,037	11,804
General and administrative	6,477	4,695	11,527	8,753

Total operating expenses	18,422	14,810	33,847	28,452

Operating income	9,598	11,340	20,645	22,767

Interest expense, net	(11,135)	(11,764)	(22,555)	(23,273)
Other income, net	454	888	580	827

(Loss) income before income taxes	(1,083)	464	(1,330)	321
Benefit for income taxes	(24)	(1,323)	(98)	(1,240)

Net (loss) income	$(1,059)	$1,787	$(1,232)	$1,561

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flow from operating activities:
Net (loss) income	$(1,232)	$1,561

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,213	13,372
Foreign exchange gains on debt	(754)	(682)
Amortization of loan origination costs	1,145	1,265
Equity earnings on long-term investment	—	(72)
Gain (loss) on sale or disposal of property and equipment	53	(1)
Deferred income taxes	(3,716)	(1,927)
Stock-based compensation expense	4,540	—
Provision for doubtful accounts	408	187
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(4,394)	1,173
Prepaid expenses and other assets	(131)	(1,149)
Income taxes receivable	—	3,948
Accounts payable	(30)	(45)
Accrued expenses	430	(7,546)
Income taxes payable	2,146	(247)
Deferred maintenance and other revenues	7,070	6,964

Net cash provided by operating activities	22,748	16,801

Cash flow from investing activities:
Additions to property and equipment	(3,434)	(1,944)
Proceeds from sale of property and equipment	—	2
Cash paid for business acquisitions, net of cash acquired	(5,136)	(11,500)
Cash paid for long-term investment	(200)	—

Net cash used in investing activities	(8,770)	(13,442)

Cash flow from financing activities:
Cash received from borrowings	5,200	13,400
Repayment of debt	(18,070)	(18,171)
Income tax benefit related to exercise of stock options	82	—
Transactions involving SS&C Technologies Holdings, Inc. common stock	(8)	72

Net cash used in financing activities	(12,796)	(4,699)

Effect of exchange rate changes on cash	310	314

Net increase (decrease) in cash and cash equivalents	1,492	(1,026)
Cash and cash equivalents, beginning of period	11,718	15,584

Cash and cash equivalents, end of period	$13,210	$14,558

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to state fairly its financial position as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007 and 2006. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the consolidated financial statements and footnotes as of and for the year ended December 31, 2006 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2006 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the expected results for the full year.
2. The Transaction
The Company was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc. (“Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group and formerly known as Sunshine Acquisition Corporation. The acquisition was accomplished through the merger of Sunshine Merger Corporation into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of Holdings (the “Transaction”). Although the Transaction occurred on November 23, 2005, the Company adopted an effective date of November 30, 2005 for accounting purposes. The activity for the period November 23, 2005 through November 30, 2005 was not material to either the successor or predecessor periods for 2005.
3. Stock-based Compensation
In August 2006, the Board of Directors of Holdings adopted a new equity-based incentive plan (the “2006 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 1,314,567 shares of common stock.
Under the 2006 Equity Incentive Plan, the Company has granted both time-based and performance-based options. Time-based options vest 25% one year from the date of grant and 1/36th of the remaining balance each month thereafter for 36 months and can also vest upon a change in control, subject to certain conditions. Certain performance-based options vest upon the attainment of certain annual EBITDA targets for the Company during the five-year period beginning January 1, 2006. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions.
Compensation expense associated with these options is recorded beginning in the period that management first estimates that the attainment of the EBITDA targets, and therefore the vesting of the options, is probable and is recorded over the remaining service period, with a cumulative catch-up amount recorded for prior service. Changes in management’s assessment of the probability of attaining the EBITDA targets could cause compensation expense to fluctuate from period to period. The remaining performance-based options vest only upon a change in control in which certain internal rate of return targets are attained. Compensation expense will be recorded at the time that a change in control becomes probable.
In April 2007, the Board of Directors of Holdings approved (i) the vesting, as of April 18, 2007, of 50% of the performance-based options granted to the Company’s employees through March 31, 2007 that would have vested if the Company had met its EBITDA target for fiscal year 2006 (collectively, the “2006 Performance Options”); (ii) the vesting, conditioned upon the Company’s meeting its EBITDA target for fiscal year 2007, of the other 50% of the 2006 Performance Options; and (iii) the reduction of the Company’s EBITDA target for fiscal year 2007. The Company re-measured those awards using the Black-Scholes option-pricing model and assumptions reflecting current facts and circumstances as of the modification date. As of the modification date, the Company estimated the fair value of its performance-based options to be $45.45. In estimating the common stock value, the Company reviewed and considered a contemporaneous valuation that valued the Company using several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following assumptions to estimate the option value: expected term to exercise of 3.5 years; expected volatility of 41.0%; risk-free interest rate of 4.57%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

During the three months ended June 30, 2007, the Company recorded a one-time charge of $2.0 million related to the 50% of the 2006 Performance Options that were immediately vested as of April 18, 2007. Additionally, the Company recorded compensation expense of $0.8 million related to the performance-based options based upon the Company’s probability assessment of attaining its EBITDA target for fiscal year 2007. The remaining $0.9 million of stock-based compensation expense related to time-based options. The Company does not currently believe that the attainment of the annual EBITDA targets for 2008 through 2010 is probable.
The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months and six months ended June 30, 2007 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Statements of operations classification:
Cost of maintenance	$80	$101
Cost of professional services	120	146
Cost of software-enabled services	800	979

Total cost of revenues	1,000	1,226

Selling and marketing	609	740
Research and development	386	471
General and administrative	1,732	2,103

Total operating expenses	2,727	3,314

Total stock-based compensation expense	$3,727	$4,540

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
The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	7 June 30,
	2007	2006	2007	2006
Net (loss) income	$(1,059)	$1,787	$(1,232)	$1,561
Foreign currency translation gains	17,267	9,098	19,242	8,040
Unrealized gains on interest rate swaps, net of tax	1,353	1,207	1,048	2,743

Total comprehensive income	$17,561	$12,092	$19,058	$12,344

5. Debt
At June 30, 2007 and December 31, 2006, debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Senior credit facility, revolving portion, weighted-average interest rate of 8.10%	$—	$3,000
Senior credit facility, term loan portion, weighted-average interest rate of 7.36% and 7.73%, respectively	258,757	263,929
11 3/4% senior subordinated notes due 2013	205,000	205,000

	463,757	471,929
Short-term borrowings and current portion of long-term debt	(2,680)	(5,694)

Long-term debt	$461,077	$466,235

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended June 30, 2007 and 2006. Capitalized financing costs of $1.1 million and $1.3 million were amortized to interest expense during the six months ended June 30, 2007 and 2006, respectively
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months ended June 30, 2007 and 2006, the Company recognized unrealized gains of $1.4 million, net of tax, and $1.2 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. During the six months ended June 30, 2007 and 2006, the Company recognized unrealized gains of $1.0 million, net of tax, and $2.7 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
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
The following summarizes the allocation of the purchase price for the acquisition of Northport (in thousands):

Tangible assets acquired, net of cash received	$714
Acquired client relationships and contracts	1,500
Goodwill	3,303
Deferred revenue	(350)
Other liabilities assumed	(34)

Consideration paid, net of cash received	$5,133

The Company reported revenues of $1.4 million from Northport from the acquisition date through June 30, 2007. Pro forma operating results for the 2007 acquisition are not presented because the results would not be significantly different from historical results.
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
On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At adoption, the Company had $4.2 million of liabilities for unrecognized tax benefits. The adoption of FIN 48 resulted in a reclassification of certain tax liabilities from current to non-current of $3.8 million and to certain related deferred tax assets of $0.4 million. The Company did not record a cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of January 1, 2007, accrued interest related to unrecognized tax benefits was less than $0.1 million. The Company recognizes accrued interest and penalties relating to the unrecognized tax benefits as a component of the income tax provision.
As of June 30, 2007, the Company had $5.4 million of liabilities for unrecognized tax benefits. Of this amount, $5.1 million relates to uncertain income tax positions that either existed prior to or were created as a result of the Transaction and would decrease goodwill if recognized. The remainder of the unrecognized tax benefits, if recognized, would decrease the Company’s effective tax rate and increase the Company’s net income.
8. Commitments and Contingencies
In connection with the definitive merger agreement that the Company signed on July 28, 2005 to be acquired by a corporation affiliated with The Carlyle Group, two purported class action lawsuits were filed against the Company, each of its directors and, with respect to the first matter described below, SS&C Technologies Holdings, Inc., in the Court of Chancery of the State of Delaware, in and for New Castle County.
The first lawsuit is Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit is Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purports to state claims for breach of fiduciary duty against all of the Company’s directors at the time of filing of the lawsuits. The complaints allege, among other things, that (1) the merger will benefit the Company’s management or Carlyle at the expense of its public stockholders, (2) the merger consideration to be paid to stockholders is inadequate or unfair and does not represent the best price available in the marketplace for the Company, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to the Company’s stockholders in negotiating and approving the merger. Each complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper.
The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which the Company agreed to make certain additional disclosures to its stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. Under the settlement agreement, the Company agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. The settlement agreement was subject to customary conditions, including court approval following notice to our stockholders. The court did not find that the settlement agreement was fair, reasonable and adequate and disapproved the proposed settlement on November 29, 2006. The court criticized plaintiffs’ counsel’s handling of the litigation, noting that the plaintiffs’ counsel displayed a lack of understanding of basic terms of the merger, did not appear to have adequately investigated the plaintiffs’ potential claims and was unable to identify the basic legal issues in the case. The court also raised questions about the process leading up to the transaction, which process included the Company’s chief executive officer’s discussions of potential investments in, or acquisitions of, the Company, without prior formal authorization of its board, but the court did not make any findings of fact on the litigation other than that there were not adequate facts in evidence to support the settlement. The plaintiffs decided to continue the litigation following rejection of the settlement, and the parties are currently in discovery. The court has set a trial date for July 2008. The Company believes that the claims are without merit and is defending them vigorously.
From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any such litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.
9. Product and Geographic Sales Information
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
Revenues by geography were (in thousands):

	Three Months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
United States	$36,623	$30,578	$70,970	$58,801
Canada	9,771	8,745	18,575	16,923
Americas excluding United States and Canada	873	624	1,718	1,882
Europe	11,843	9,618	22,584	19,465
Asia Pacific and Japan	1,218	1,090	2,395	1,949

	$60,328	$50,655	$116,242	$99,020

Revenues by product group were (in thousands):

	Three Months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Portfolio management/accounting	$47,438	$37,070	$90,974	$73,012
Trading/treasury operations	6,794	7,826	13,069	14,383
Financial modeling	2,267	2,347	4,363	4,714
Loan management/accounting	1,125	1,151	2,056	2,207
Property management	1,220	1,385	2,617	2,841
Money market processing	1,010	876	2,159	1,863
Training	474	—	1,004	—

	$60,328	$50,655	$116,242	$99,020

10. Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.
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
Condensed consolidating financial information as of June 30, 2007 and December 31, 2006 and the three months and six months ended June 30, 2007 and 2006 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At June 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$6,260	$822	$6,128	$—	$13,210
Accounts receivable, net	18,030	6,946	11,965	—	36,941
Income taxes receivable	464	—	—	(464)	—
Prepaid expenses and other current assets	4,115	607	3,463	—	8,185
Deferred income taxes	269	81	—	(67)	283
Property and equipment, net	6,293	714	4,253	—	11,260
Investment in subsidiaries	102,504	—	—	(102,504)	—
Intercompany balances	152,265	(12,557)	(139,708)	—	—
Goodwill, intangible and other assets, net	785,751	21,277	300,693	—	1,107,721
Deferred income taxes, long-term	—	1,427	—	(1,427)	—

Total assets	$1,075,951	$19,317	$186,794	$(104,462)	$1,177,600

Current portion of long-term debt	$2,000	$—	$680	$—	$2,680
Accounts payable	1,302	187	885	—	2,374
Accrued expenses	7,997	1,386	4,813	—	14,196
Deferred income taxes	—	—	67	(67)	—
Income taxes payable	—	83	3,069	(464)	2,688
Deferred maintenance and other revenue	21,825	4,790	6,806	—	33,421
Long-term debt, net of current portion	400,000	—	61,077	—	461,077
Other long-term liabilities	880	—	5,234	—	6,114
Deferred income taxes, long-term	55,225	—	14,530	(1,427)	68,328

Total liabilities	489,229	6,446	97,161	(1,958)	590,878

Stockholder’s equity	586,722	12,871	89,633	(102,504)	586,722

Total liabilities and stockholder’s equity	$1,075,951	$19,317	$186,794	$(104,462)	$1,177,600

	At December 31, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$3,055	$2,317	$6,346	$—	$11,718
Accounts receivable, net	15,640	4,808	11,247	—	31,695
Income taxes receivable	5,260	—	—	(5,260)	—
Prepaid expenses and other current assets	3,929	730	3,164	—	7,823
Deferred income taxes	268	87	—	(355)	—
Property and equipment, net	4,897	987	4,135	—	10,019
Investment in subsidiaries	83,863	—	—	(83,863)	—
Intercompany balances	142,577	(9,433)	(133,144)	—	—
Deferred income taxes, long-term	—	1,583	—	(1,583)	—
Goodwill, intangible and other assets, net	795,697	16,918	278,651	—	1,091,266

Total assets	$1,055,186	$17,997	$170,399	$(91,061)	$1,152,521

Current portion of long-term debt	$5,000	$—	$694	$—	$5,694
Accounts payable	1,019	418	868	—	2,305
Accrued expenses and other liabilities	11,232	1,715	5,348	—	18,295
Deferred income taxes	—	—	739	(355)	384
Income taxes payable	—	1,522	3,929	(5,260)	191
Deferred maintenance and other revenue	15,821	3,678	6,180	—	25,679
Long-term debt, net of current portion	401,000	—	65,235	—	466,235
Other long-term liabilities	—	—	1,088	—	1,088
Deferred income taxes, long-term	57,982	—	13,119	(1,583)	69,518

Total liabilities	492,054	7,333	97,200	(7,198)	589,389

Stockholder’s equity	563,132	10,664	73,199	(83,863)	563,132

Total liabilities and stockholder’s equity	$1,055,186	$17,997	$170,399	$(91,061)	$1,152,521

	For the three months ended June 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$25,299	$15,916	$19,557	$(444)	$60,328
Cost of revenue	14,620	10,077	8,055	(444)	32,308

Gross profit	10,679	5,839	11,502	—	28,020
Operating expenses:
Selling & marketing	3,383	386	1,406	—	5,175
Research & development	3,961	899	1,910	—	6,770
General & administrative	4,945	411	1,121	—	6,477

Total operating expenses	12,289	1,696	4,437	—	18,422
Operating (loss) income	(1,610)	4,143	7,065	—	9,598
Interest expense, net	(7,138)	—	(3,997)	—	(11,135)
Other income (expense), net	64	(133)	523	—	454

(Loss) income before income taxes	(8,684)	4,010	3,591	—	(1,083)
(Benefit) provision for income taxes	(1,694)	322	1,348	—	(24)
Equity in net income of subsidiaries	5,931	—	—	(5,931)	—

Net (loss) income	$(1,059)	$3,688	$2,243	$(5,931)	$(1,059)

	For the three months ended June 30, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$19,693	$13,944	$17,344	$(326)	$50,655
Cost of revenue	9,786	6,470	8,575	(326)	24,505

Gross profit	9,907	7,474	8,769	—	26,150
Operating expenses:
Selling & marketing	2,336	562	1,289	—	4,187
Research & development	3,051	915	1,962	—	5,928
General & administrative	2,752	1,704	239	—	4,695

Total operating expenses	8,139	3,181	3,490	—	14,810
Operating income	1,768	4,293	5,279	—	11,340
Interest expense, net	(7,605)	—	(4,159)	—	(11,764)
Other income (expense), net	38	(2)	852	—	888

(Loss) income before income taxes	(5,799)	4,291	1,972	—	464
Benefit for income taxes	(19)	(90)	(1,214)	—	(1,323)
Equity in net income of subsidiaries	7,567	—	—	(7,567)	—

Net income	$1,787	$4,381	$3,186	$(7,567)	$1,787

	For the six months ended June 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$48,309	$31,616	$36,871	$(554)	$116,242
Cost of revenue	27,723	19,915	14,666	(554)	61,750

Gross profit	20,586	11,701	22,205	—	54,492
Operating expenses:
Selling & marketing	5,933	826	2,524	—	9,283
Research & development	7,473	1,842	3,722	—	13,037
General & administrative	8,362	659	2,506	—	11,527

Total operating expenses	21,768	3,327	8,752	—	33,847
Operating (loss) income	(1,182)	8,374	13,453	—	20,645
Interest (expense) income, net	(14,546)	10	(8,019)	—	(22,555)
Other income (expense), net	99	(136)	617	—	580

Income (loss) before income taxes	(15,629)	8,248	6,051	—	(1,330)
(Benefit) provision for income taxes	(3,736)	1,568	2,070	—	(98)
Equity in net income of subsidiaries	10,661	—	—	(10,661)	—

Net (loss) income	$(1,232)	$6,680	$3,981	$(10,661)	$(1,232)

	For the six months ended June 30, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$38,553	$27,145	$33,912	$(590)	$99,020
Cost of revenue	19,435	12,116	16,840	(590)	47,801

Gross profit	19,118	15,029	17,072	—	51,219
Operating expenses:
Selling & marketing	4,388	1,110	2,397	—	7,895
Research & development	6,372	1,601	3,831	—	11,804
General & administrative	5,223	2,988	542	—	8,753

Total operating expenses	15,983	5,699	6,770	—	28,452
Operating income	3,135	9,330	10,302	—	22,767
Interest expense, net	(15,145)	—	(8,128)	—	(23,273)
Other income (expense), net	45	(1)	783	—	827

Income (loss) before income taxes	(11,965)	9,329	2,957	—	321
Provision (benefit) for income taxes	(2,819)	2,198	(619)	—	(1,240)
Equity in net income of subsidiaries	10,707	—	—	(10,707)	—

Net income	$1,561	$7,131	$3,576	$(10,707)	$1,561

	For the six months ended June 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net (loss) income	$(1,232)	$6,680	$3,981	$(10,661)	$(1,232)
Non-cash adjustments	3,823	1,136	3,269	10,661	18,889
Changes in operating assets and liabilities	5,640	(2,687)	2,138	—	5,091

Net cash provided by operating activities	8,231	5,129	9,388	—	22,748

Cash Flow from Investment Activities:
Intercompany transactions	1,572	(1,349)	(223)	—	—
Cash paid for businesses acquired, net of cash Acquired	—	(5,133)	(3)	—	(5,136)
Additions to property and equipment	(2,472)	(142)	(820)	—	(3,434)
Purchase of long-term investment	(200)	—	—		(200)

Net cash provided by (used in) investing activities	(1,100)	(6,624)	(1,046)	—	(8,770)

Cash Flow from Investment Activities:
Net repayments of debt	(4,000)	—	(8,870)	—	(12,870)
Income tax benefit related to exercise of stock options	82				82
Transactions involving Sunshine Acquisition Corporation common stock	(8)	—	—	—	(8)

Net cash used in financing activities	(3,926)	—	(8,870)	—	(12,796)

Effect of exchange rate changes on cash	—	—	310	—	310

Net increase (decrease) in cash and cash equivalents	3,205	(1,495)	(218)	—	1,492
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$6,260	$822	$6,128	$—	$13,210

	For the six months ended June 30, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$1,561	$7,131	$3,576	$(10,707)	$1,561
Non-cash adjustments	(402)	674	1,163	10,707	12,142
Changes in operating assets and liabilities	3,074	911	(887)	—	3,098

Net cash provided by operating activities	4,233	8,716	3,852	—	16,801

Cash Flow from Investment Activities:
Intercompany transactions	4,761	(9,003)	4,242	—	—
Cash paid for businesses acquired, net of cash acquired	(11,492)	—	(8)	—	(11,500)
Additions to property and equipment	(1,179)	(84)	(681)	—	(1,944)
Proceed from sale of property and equipment	—	2	—	—	2

Net cash provided by (used in) investing activities	(7,910)	(9,085)	3,553	—	(13,442)

Cash Flow from Investment Activities:
Net borrowings (repayments) of debt	1,090	—	(5,861)	—	(4,771)
Exercise of stock options	72	—	—	—	72

Net cash provided by (used in) financing activities	1,162	—	(5,861)	—	(4,699)

Effect of exchange rate changes on cash	—	—	314	—	314

Net increase (decrease) in cash and cash equivalents	(2,515)	(369)	1,858	—	(1,026)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$3,804	$1,602	$9,152	$—	$14,558

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
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Other than the adoption of FIN 48, as more fully described in note 7, there have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies are described in our annual filing on Form 10-K and include:
-	Revenue Recognition

-	Allowance for Doubtful Accounts

-	Long-Lived Assets, Intangible Assets and Goodwill

-	Acquisition Accounting

-	Income Taxes

-	Stock-based compensation
Results of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2007	2006	Change	2007	2006	Change
Revenues:
Software licenses	$5,377	$5,164	4%	$11,494	$10,362	11%
Maintenance	15,246	13,306	15%	30,233	26,348	15%
Professional services	4,908	4,950	-1%	9,043	10,128	-11%
Software-enabled services	34,797	27,235	28%	65,472	52,182	25%

Total revenues	$60,328	$50,655	19%	$116,242	$99,020	17%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Software licenses	9%	10%	10%	10%
Maintenance	25%	26%	26%	27%
Professional services	8%	10%	8%	10%
Software-enabled services	58%	54%	56%	53%
Revenues
We derive our revenues from software licenses, related maintenance and professional services and software-enabled services. Revenues for the three months ended June 30, 2007 were $60.3 million, increasing 19% from $50.7 million in the same period in 2006. Revenues for businesses and products that we have owned for at least 12 months, or organic revenues, increased 13%, accounting for $6.6 million of the increase, and came from increased demand of $6.5 million for our software-enabled services and an increase of $0.9 million in maintenance revenues, offset by a decrease of $0.8 million in license sales. The remaining

$1.5 million increase was due to sales of products and services that we acquired in our recent acquisitions of Northport and Zoologic, which occurred in March 2007 and August 2006, respectively. Additionally, revenues for the three months ended June 30, 2006 include a reduction of $1.6 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Revenues for the six months ended June 30, 2007 were $116.2 million, increasing 17% from $99.0 million in the same period in 2006. Organic growth was 11%, accounting for $10.9 million of the increase, and came from increased demand of $11.4 million for our software-enabled services and an increase of $1.5 million in maintenance revenues, offset by decreases of $1.1 million in license sales and $0.9 million in professional services revenues. The remaining $3.3 million increase was due to sales of products and services that we acquired in our recent acquisitions of Cogent, which we acquired in March 2006, Northport and Zoologic. Additionally, revenues for the six months ended June 30, 2006 include a reduction of $3.0 million as a result of adjusting deferred revenue to fair value in connection with the Transaction.
Software Licenses. Software license revenues were $5.4 million and $5.2 million for the three months ended June 30, 2007 and 2006, respectively. Software license revenues increased $0.4 million due to acquisitions, while organic software license revenues decreased $0.8 million. Additionally, software license revenues for the three months ended June 30, 2006 included a reduction of $0.7 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Software license revenues were $11.5 million and $10.4 million for the six months ended June 30, 2007 and 2006, respectively. Acquisitions added $0.8 million in revenues, partially offsetting a decrease of $1.1 million in organic revenues. Additionally, software license revenues for the six months ended June 30, 2006 included a reduction of $1.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the six months ended June 30, 2007, we had a similar number of perpetual license transactions as we did for the six months ended June 30, 2006. However, the average size of the transactions was less than that of the prior year. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $15.2 million and $13.3 million for the three months ended June 30, 2007 and 2006, respectively. The increase of $1.9 million, or 15%, was due in part to organic revenue growth of $0.9 million and acquisitions, which added $0.1 million. Additionally, maintenance revenues for the three months ended June 30, 2006 included a reduction of $0.9 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Maintenance revenues were $30.2 million and $26.3 million for the six months ended June 30, 2007 and 2006, respectively. Maintenance revenue growth of $3.9 million was due in part to organic revenue growth of $1.5 million and acquisitions, which added $0.2 million in revenues. Additionally, maintenance revenues for the six months ended June 30, 2006 included a reduction of $2.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $4.9 million for the three months ended June 30, 2007, representing little change from the $5.0 million for the same period in 2006. Professional service revenues were $9.0 million and $10.1 million for the six months ended June 30, 2007 and 2006, respectively. Organic professional services revenues decreased $0.9 million, primarily related to four significant professional services projects that were either completed or substantially completed in late 2006. Additionally, professional services revenues for the six months ended June 30, 2006 included an increase of $0.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-enabled Services. Software-enabled services revenues were $34.8 million and $27.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase of $7.6 million, or 28%, was primarily due to organic growth of $6.5 million and came from increased demand and the addition of new clients for our SS&C Fund Services and SS&C Direct software-enabled services, as well as our Pacer application service provider (“ASP”) services and Securities Valuation (“SVC”) securities data services provided by SS&C Canada. Acquisitions added $1.1 million in revenues. Software-enabled services revenues for the six months ended June 30, 2007 and 2006 were $65.5 million and $52.2 million, respectively. Organic revenue growth accounted for $11.4 million of the increase, driven by the same services that contributed to the quarterly increase. Acquisitions added $2.3 million in revenues in the aggregate. Additionally, software-enabled services revenues for the six months ended June 30, 2006 include an increase of $0.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.

Cost of Revenues
The total cost of revenues was $32.3 million and $24.5 million for the three months ended June 30, 2007 and 2006, respectively. The total cost of revenues increase was mainly due to $1.0 million in costs associated with the acquisitions of Northport and Zoologic, additional amortization expense of $1.3 million based on cash flows, stock-based compensation expense of $1.0 million and cost increases of $4.4 million to support our organic revenue growth, primarily in software-enabled services revenues. The total cost of revenues for the six months ended June 30, 2007 and 2006 was $61.8 million and $47.8 million, respectively. The gross margin decreased to 47% for the six months ended June 30, 2007 from 52% for the comparable period in 2006. The decrease in gross margin was primarily attributable to additional amortization of $2.6 million, stock-based compensation expense of $1.2 million and a non-cash increase in rent expense of $0.2 million. Accounting for the remainder of the total cost of revenues increase was $2.2 million in costs associated with the acquisitions of Northport, Zoologic and Cogent, and cost increases of $7.8 million to support our organic revenue growth, primarily in software-enabled services revenues.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $2.4 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of software license revenues was primarily due to acquisitions, which added $0.1 million in amortization expense. The cost of software license revenues for the six months ended June 30, 2007 and 2006 was $4.8 million and $4.5 million, respectively. The increase in cost of software licenses was due to additional amortization expense of $0.1 million based on cash flows and $0.1 million of costs related to acquisitions. Cost of software license revenues as a percentage of such revenues was 42% and 44% for the six-months ended June 30, 2007 and 2006, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.6 million and $5.1 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of maintenance revenues was primarily due to increased amortization of intangible assets of $1.1 million, acquisitions, which added $0.2 million in costs, and organic cost increases of $0.3 million to support the growth in organic revenue. The cost of maintenance revenues for the six months ended June 30, 2007 and 2006 was $13.1 million and $9.9 million, respectively. The increase in cost of maintenance revenues was due to increased amortization of intangible assets of $2.2 million, acquisitions, which added $0.4 million in costs, and organic cost increases of $0.6 million to support the growth in organic revenues.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.6 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of professional services revenues was primarily due to stock-based compensation expense of $0.1 million and an increase of $0.1 million in organic personnel costs. The cost of professional services revenues for the six months ended June 30, 2007 and 2006 was $7.0 million and $6.3 million, respectively. The increase in cost of professional services revenues was primarily due to stock-based compensation expense of $0.1 million and an increase of $0.5 million in organic personnel costs.
Cost of Software-enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $19.7 million and $13.8 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of software-enabled services revenues of $5.9 million was primarily due to an increase of $4.1 million in organic costs to support the growth in organic revenues and acquisitions, which added $0.8 million. Additionally, stock-based compensation represented $0.8 million of the increase and incremental amortization of intangible assets contributed $0.2 million to the increase. The cost of software-enabled services revenues for the six months ended June 30, 2007 and 2006 was $36.8 million and $27.1 million, respectively. The increase in cost of software-enabled services revenues was primarily due to an increase of $6.6 million in organic costs to support the growth in organic revenues and acquisitions, which added $1.7 million in the aggregate. Additionally, stock-based compensation represented $1.0 million of the increase and increases of $0.3 million in amortization expense and $0.1 million in non-cash rent expense contributed to the overall increase.
Operating Expenses
Total operating expenses were $18.4 million and $14.8 million for the three months ended June 30, 2007 and 2006, respectively. The increase in operating expenses was primarily due to stock-based compensation expense of $2.7 million and our acquisitions of Northport and Zoologic, which added $0.4 million in costs. These increases were partially offset by a reduction of $0.6 million in capital-based taxes. The remainder of the increase was due to an increase in organic costs to support the growth in organic revenues. Total operating expenses for the six months ended June 30, 2007 and 2006 were $33.8 million and $28.5 million, respectively. The increase in operating expenses was primarily due to stock-based compensation expense of $3.3 million and acquisitions, which added $0.7 million in costs. Theses increases were partially offset by a reduction of $0.2 million in capital-based taxes. The remainder of the increase was due to an increase in organic costs to support the growth in organic revenues.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $5.2 million and $4.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase in selling and marketing expenses was primarily attributable to stock-based compensation expense of $0.6 million and acquisitions, which added $0.2 million in costs. Organic costs increased $0.1 million to support the increase in organic revenues. Selling and marketing expenses for the six months ended June 30, 2007 and 2006 were $9.3 million and $7.9 million, respectively. The increase in selling and marketing expenses was primarily attributable to stock-based compensation expense of $0.7 million, acquisitions, which added $0.4 million in costs, and an increase of $0.2 million in organic costs.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $6.8 million and $5.9 million for the three months ended June 30, 2007 and 2006, respectively. The increase in research and development expenses was primarily due to $0.4 million of stock-based compensation expense, acquisitions, which added $0.2 million, and an increase of $0.3 million in organic costs. Research and development expenses for the six months ended June 30, 2007 and 2006 were $13.0 million and $11.8 million, respectively. The increase in research and development expenses was primarily due to $0.5 million of stock-based compensation expense, acquisitions, which added $0.3 million, and an increase of $0.4 million in organic costs.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $6.5 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $1.7 million and acquisitions, which added $0.1 million. These increases were offset by a decrease of $0.6 million in capital-based taxes. The remainder of the increase was due to an increase in organic costs to support the growth in organic revenues. General and administrative expenses for the six months ended June 30, 2007 and 2006 were $11.5 million and $8.8 million, respectively. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $2.1 million and acquisitions, which added $0.1 million. These increases were offset by a decrease of $0.2 million in capital-based taxes. The remainder of the increase was due to an increase in organic costs to support the growth in organic revenues.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2007 and 2006 was $11.1 million and $11.8 million, respectively. Net interest expense was $22.6 million and $23.3 million for the six months ended June 30, 2007 and 2006, respectively. Interest expense is primarily related to our debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013.
Other Income, Net. Other income, net for the six months ended June 30, 2007 consisted primarily of foreign currency gains and proceeds received from insurance policies. Other income, net for the six months ended June 30, 2006 consisted primarily of foreign currency gains.
Benefit for Income Taxes. We had an effective tax rate of 7% for the six months ended June 30, 2007. While we currently estimate that the effective tax rate for the balance of the year will be approximately 12%, the effective tax rate may fluctuate significantly based on the amount of our annual consolidated pre-tax income (loss) and which tax jurisdictions generate the majority of our annual consolidated pre-tax income (loss).The Company’s anticipated annual effective tax rate of 12% is lower than the U.S. statutory tax rate of 35% because the Company has incurred losses in tax jurisdictions with higher statutory tax rates and generated income in tax jurisdictions with lower statutory tax rates.
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
Our cash and cash equivalents at June 30, 2007 were $13.2 million, an increase of $1.5 million from $11.7 million at December 31, 2006. Cash provided by operations was partially offset by net repayments of debt and cash used for acquisitions and capital expenditures.
Net cash provided by operating activities was $22.7 million for the six months ended June 30, 2007. Cash provided by operating activities was primarily due to a net loss of $1.2 million adjusted for non-cash items of $18.9 million and changes in our working capital accounts totaling $5.1 million. The changes in our working capital accounts were driven by an increase in deferred revenues, primarily due to the collection of annual maintenance fees, partially offset by an increase in accounts receivable due to additional revenues and the timing of collections.
Investing activities used net cash of $8.8 million for the six months ended June 30, 2007. Cash used by investing activities was due to $5.1 million cash paid for the acquisition of Northport, $3.4 million in capital expenditures and a $0.2 million additional private investment.
Financing activities used net cash of $12.8 million for the six months ended June 30, 2007, representing $12.9 million net repayments of debt under our senior credit facilities, partially offset by income tax benefits of $0.1 million related to option exercises.
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
The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly owned U.S. subsidiaries and by SS&C Technologies Holdings, Inc., which we also refer to as Holdings, with certain exceptions as set forth in our credit agreement. The obligations of SS&C Technologies Canada Corp. (the “Canadian Borrower”) are guaranteed by us, each of our U.S. and Canadian subsidiaries and Holdings, with certain exceptions as set forth in our credit agreement. Our obligations under our senior credit facilities are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by us, Holdings and each of our existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in our credit agreement) and all of our and Holdings’ tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in our credit agreement. The Canadian Borrower’s borrowings under our senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by us, Holdings and each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in our credit agreement, and all of our and Holdings’ tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in our credit agreement.
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most of our subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at June 30, 2007.

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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of June 30, 2007, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
Consolidated EBITDA is a non-GAAP financial measure used in certain covenants contained in the indenture governing our senior subordinated notes and in our senior credit facilities. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture and our senior credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants and to provide investors with supplemental measures of our operating performance and liquidity.
Management uses Consolidated EBITDA as a performance metric for internal monitoring and planning purposes, including the preparation of our annual operating budget and monthly operating reviews, as well as to facilitate analysis of investment decisions.
Consolidated EBITDA also allows investors to evaluate our operating performance exclusive of financing costs and depreciation policies. In addition to its use to monitor performance trends, Consolidated EBITDA enables management and investors to compare our performance with the performance of our peers.
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
Consolidated EBITDA is not a recognized measurement under GAAP. When evaluating our operating performance or liquidity, investors should not consider Consolidated EBITDA in isolation of, or as a substitute for, measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Consolidated EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net income, which is a GAAP measure of our operating results, to Consolidated EBITDA as defined in our senior credit facilities.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(1,059)	$1,787	$(1,232)	$1,561
Interest (income) expense, net	11,135	11,764	22,555	23,273
Income taxes	(24)	(1,323)	(98)	(1,240)
Depreciation and amortization	8,730	6,803	17,213	13,372

EBITDA	$18,782	$19,031	$38,438	$36,966
Purchase accounting adjustments (1)	(72)	1,414	(139)	2,555
Unusual or non-recurring charges (2)	(186)	(735)	(241)	(670)
Acquired EBITDA and cost savings (3)	—	116	135	748
Stock-based compensation	3,727	—	4,540	—
Capital-based taxes	251	880	664	880
Other (4)	295	250	785	500

Consolidated EBITDA	$22,797	$20,956	$44,182	$40,979

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease obligations to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, proceeds from legal settlements and other one-time gains and expenses.

(3)	Acquired EBITDA and cost savings reflects the impact of EBITDA and cost savings from synergies for significant businesses that were acquired during the period as if the acquisition occurred at the beginning of that period.

(4)	Other includes management fees paid to The Carlyle Group and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for the year ending December 31, 2007 limits expenditures to $10 million. Actual capital expenditures through June 30, 2007 were $3.4 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended June 30, 2007 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.75x	5.16x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.50x	2.00x
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At June 30, 2007, we had total debt of $463.8 million, including $258.8 million of variable rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $205.3 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately U.S. $55.3 million. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.5 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.6 million and $2.6 million per year, respectively.
At June 30, 2007, $56.5 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
During 2006, approximately 40% of our revenues were from customers located outside the United States. A portion of the revenues from customers located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. Revenues and expenses of our foreign operations are denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations.
The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In connection with the definitive merger agreement that we signed on July 28, 2005 to be acquired by a corporation affiliated with The Carlyle Group, two purported class action lawsuits were filed against us, each of our directors and, with respect to the first matter described below, SS&C Technologies Holdings, Inc., in the Court of Chancery of the State of Delaware, in and for New Castle County.
The first lawsuit is Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit is Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purports to state claims for breach of fiduciary duty against all of our directors at the time of filing of the lawsuits. The complaints allege, among other things, that (1) the merger will benefit our management or Carlyle at the expense of our public stockholders, (2) the merger consideration to be paid to stockholders is inadequate or unfair and does not represent the best price available in the marketplace for us, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to our stockholders in negotiating and approving the merger. Each complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper.
The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which we agreed to make certain additional disclosures to our stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. Under the settlement agreement, we agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. The settlement agreement was subject to customary conditions, including court approval following notice to our stockholders. The court did not find that the settlement agreement was fair, reasonable and adequate and disapproved the proposed settlement on November 29, 2006. The court criticized plaintiffs’ counsel’s handling of the litigation. The court also raised questions about the process leading up to the transaction, which process included our chief executive officer’s discussions of potential investments in, or acquisitions of, SS&C Technologies, without prior formal authorization of our board, but the court did not make any findings of fact on the litigation other than that there were not adequate facts in evidence to support the settlement. The plaintiffs decided to continue the litigation following rejection of the settlement, and the parties are currently in discovery. The court has set a trial date for July 2008. We believe that the claims are without merit and are defending them vigorously.
From time to time, we are subject to certain other legal proceedings and claims that arise in the normal course of business. In the opinion of our management, we are not involved in any such litigation or proceedings by third parties that our management believes could have a material adverse effect on us or our business.
Item 1A. Risk Factors
You should carefully consider the following risk factors relating to our business. If any of these risks occur, our business, financial condition and operating results could be materially adversely affected.
Risks Relating to Our Business
Our business is affected by changes in the state of the general economy and the financial markets, and a slowdown or downturn in the general economy or the financial markets could adversely affect our results of operations.
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
If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our obligations to the holders of our 11 3/4% senior subordinated notes due 2013, which we refer to as the notes or senior subordinated notes, and our other lenders, could be materially adversely affected.
Further or accelerated consolidations in the financial services industry could adversely affect our business, financial condition and results of operations.
If financial services firms continue to consolidate, as they have over the past decade, there could be a material adverse effect on our business and financial results. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our business, financial condition and results of operations. For instance, in early 2007, a client that represented 5.5% of our revenues in 2006 announced that it had entered into a merger agreement. Although the proposed merger is subject to regulatory and shareholder approvals and the effect of the potential merger on our business is unknown, if that client were to stop using our products and services following the merger, it could cause a significant decrease in our revenues, at least in the short term.
We expect that our operating results, including our profit margins and profitability, may fluctuate over time.
Historically, our revenues, profit margins and other operating results have fluctuated from period to period and over time primarily due to the timing, size and nature of our license and service transactions. Additional factors that may lead to such fluctuation include:
•	the timing of the introduction and the market acceptance of new products, product enhancements or services by us or our competitors;

•	the lengthy and often unpredictable sales cycles of large client engagements;

•	the amount and timing of our operating costs and other expenses;

•	the financial health of our clients;

•	changes in the volume of assets under our clients’ management;

•	cancellations of maintenance and/or software-enabled services arrangements by our clients;

•	changes in local, national and international regulatory requirements;

•	changes in our personnel;

•	implementation of our licensing contracts and software-enabled services arrangements;

•	changes in economic and financial market conditions; and

•	changes in the mix in the types of products and services we provide.
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
We are currently subject to a consolidated shareholder class action lawsuit, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.
In connection with the Transaction, two lawsuits were filed in the Delaware Chancery Court against us, members of our board of directors and, with respect to one lawsuit, Holdings. The lawsuits, which were subsequently consolidated, allege that the Transaction benefited our senior management at the expense of our public stockholders, that our board breached its fiduciary duties and that the merger consideration of $74.50 per share (as adjusted) paid to our stockholders was inadequate and did not represent the best price available in the marketplace for us. The parties to the consolidated lawsuit entered into a memorandum of understanding on October 18, 2005, in which we agreed to make additional disclosures in connection with the approval of the Transaction, and executed a settlement agreement on July 6, 2006. Under the settlement agreement, we agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. However, the court disapproved the proposed settlement on November 29, 2006. In its opinion, the court criticized plaintiffs’ counsel’s handling of the litigation and raised questions regarding management’s involvement in the process leading up to the Transaction. The parties are currently in discovery, and the court has set a trial date for July 2008 We face the expense and burden incurred in defending the lawsuit, which may divert our management’s efforts and attention from ordinary business operations. If the final resolution of this litigation is unfavorable to us, we may have to pay a substantial sum to our former stockholders, which might materially adversely affect our financial condition, results of operations and cash flows if our existing insurance coverage is unavailable or inadequate to resolve the matter.
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
A war, terrorist attack, natural disaster or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct impact is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could have a material adverse effect on our business, revenues and financial condition.
Our software-enabled services may be subject to disruptions that could adversely affect our reputation and our business.
Our software-enabled services maintain and process confidential data on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our clients could experience data loss, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our clients may leave, our reputation may be tarnished, and there could be a material adverse effect on our business, revenues and financial results.
We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on our management.
We have made and intend in the future to make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Failure to achieve the anticipated benefits of an acquisition could harm our business, results of operations and cash flows. Acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets.
Our success is also dependent on our ability to complete the integration of the operations of acquired businesses in an efficient and effective manner. Successful integration in the rapidly changing financial services software and services industry may be more difficult to accomplish than in other industries. We may not realize the benefits we anticipate from acquisitions, such as lower costs or increased revenues. We may also realize such benefits more slowly than anticipated, due to our inability to:
•	combine operations, facilities and differing firm cultures;

•	retain the clients or employees of acquired entities;

•	generate market demand for new products and services;

•	coordinate geographically dispersed operations and successfully adapt to the complexities of international operations;

•	integrate the technical teams of these companies with our engineering organization;

•	incorporate acquired technologies and products into our current and future product lines; and

•	integrate the products and services of these companies with our business, where we do not have distribution, marketing or support experience for such products and services.
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
Our success and ability to compete depends in part upon our ability to protect our proprietary technology. We rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for some of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information, and third parties may assert ownership rights in our proprietary technology.
Existing patent and copyright laws afford only limited protection. Others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. We cannot be sure that our proprietary technology does not include open-source software, free-ware, share-ware or other publicly available technology. There are many patents in the financial services field. As a result, we are subject to the risk that others will claim that the important technology we have developed, acquired or incorporated into our products will infringe the rights, including the patent rights, such persons may hold. Third parties also could claim that our software incorporates publicly available software and that, as a result, we must publicly disclose our source code. Because we rely on confidentiality for protection, such an event could result in a material loss of our intellectual property rights. Expensive and time-consuming litigation may be necessary to protect our proprietary rights.
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
In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are not currently a party to any litigation asserting that we have violated third-party intellectual property rights, we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property rights, including patents, trademarks and copyrights. From time to time we have received notices claiming our technology may infringe third-party intellectual property rights. Any parties asserting that our products or services infringe upon their proprietary rights could force us to defend ourselves and possibly our clients against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.
Our failure to continue to derive substantial revenues from the licensing of, or the provision of software-enabled services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software, and the provision of maintenance and professional services in support of such licensed software, could adversely affect our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.
The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 51% of our revenues for the year ended December 31, 2006. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.
We may be unable to adapt to rapidly changing technology and evolving industry standards and regulatory requirements, and our inability to introduce new products and services could adversely affect our business, financial condition and results of operations.
Rapidly changing technology, evolving industry standards and regulatory requirements and new product and service introductions characterize the market for our products and services. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our software products is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Our ability to keep up with technology and business and regulatory changes is subject to a number of risks, including that:
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
Undetected software design defects, errors or failures may result in loss of our clients’ data or in liabilities that could adversely affect our revenues, financial condition and results of operations.
Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in litigation and other claims for damages against us and thus could have a material adverse effect upon our revenues, financial condition and results of operations.

Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations.
For the years ended December 31, 2004, 2005 and 2006, international revenues accounted for 22%, 37% and 40%, respectively, of our total revenues. We sell certain of our products, such as Altair, Mabel and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:
•	changes in a specific country’s or region’s political or economic condition;

•	difficulties in obtaining U.S. export licenses;

•	potentially longer payment cycles;

•	increased costs associated with maintaining international marketing efforts;

•	foreign currency fluctuations;

•	the introduction of non-tariff barriers and higher duty rates;

•	foreign regulatory compliance; and

•	difficulties in enforcement of third-party contractual obligations and intellectual property rights.
Such factors could have a material adverse effect on our business, financial condition or results of operations.
Risks Relating to Our Substantial Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our 11 3/4% senior subordinated notes due 2013 and our senior credit facilities.
We have incurred a significant amount of indebtedness. As of June 30, 2007, we had total indebtedness of $463.8 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $205.0 million of 11 3/4% senior subordinated notes due 2013 and $258.8 million of secured indebtedness under our term loan B facility.
Our substantial indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our notes and our senior credit facilities;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under our senior credit facilities are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
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
We are obligated to make periodic principal and interest payments of approximately $46 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
The indenture governing the notes and the agreement governing our senior credit facilities limit our ability, among other things, to:
•	incur additional indebtedness;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	pay dividends;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	make strategic acquisitions;

•	enter into transactions with our affiliates;

•	incur liens; and

•	designate any of our subsidiaries as unrestricted subsidiaries.
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

SS&C TECHNOLOGIES, INC.
Date: August 8, 2007	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1†	Form of 2006 Equity Incentive Plan of SS&C Technologies Holdings, Inc. Stock-Option Grant Notice and Stock Option Agreement

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.