Form 10-Q
period 2007-09-30
SS&C TECHNOLOGIES INC
filed 2007-11-02
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of November 1, 2007.

SS&C TECHNOLOGIES, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Item 1A. Risk Factors” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$16,190	$11,718
Accounts receivable, net of allowance for doubtful accounts of $1,498 and $1,670, respectively	41,552	31,695
Prepaid expenses and other current assets	9,129	7,823
Deferred income taxes	946	—

Total current assets	67,817	51,236

Property and equipment
Leasehold improvements	3,432	2,850
Equipment, furniture, and fixtures	16,363	12,168

	19,795	15,018
Less accumulated depreciation	(7,594)	(4,999)

Net property and equipment	12,201	10,019

Goodwill	862,410	820,470
Intangible and other assets, net of accumulated amortization of $48,006 and $24,260, respectively	255,966	270,796

Total assets	$1,198,394	$1,152,521

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,545	$5,694
Accounts payable	2,173	2,305
Income taxes payable	2,430	191
Accrued employee compensation and benefits	7,900	8,961
Other accrued expenses	8,452	7,157
Interest payable	8,189	2,177
Deferred income taxes	—	384
Deferred maintenance and other revenue	32,686	25,679

Total current liabilities	64,375	52,548

Long-term debt, net of current portion	452,456	466,235
Other long-term liabilities	7,007	1,088
Deferred income taxes	68,702	69,518

Total liabilities	592,540	589,389

Commitments and contingencies (Note 8)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	566,031	559,527
Accumulated other comprehensive income	36,928	1,699
Retained earnings	2,895	1,906

Total stockholder’s equity	605,854	563,132

Total liabilities and stockholder’s equity	$1,198,394	$1,152,521

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$7,159	$6,502	$18,653	$16,864
Maintenance	15,666	14,187	45,899	40,535
Professional services	3,338	4,490	12,381	14,618
Software-enabled services	37,320	27,270	102,792	79,452

Total revenues	63,483	52,449	179,725	151,469

Cost of revenues:
Software licenses	2,374	2,280	7,155	6,828
Maintenance	6,412	5,201	19,520	15,064
Professional services	3,290	3,142	10,312	9,435
Software-enabled services	20,293	15,185	57,132	42,282

Total cost of revenues	32,369	25,808	94,119	73,609

Gross profit	31,114	26,641	85,606	77,860

Operating expenses:
Selling and marketing	4,989	4,856	14,272	12,751
Research and development	6,580	6,099	19,617	17,903
General and administrative	5,643	5,107	17,170	13,860

Total operating expenses	17,212	16,062	51,059	44,514

Operating income	13,902	10,579	34,547	33,346

Interest expense, net	(11,067)	(12,155)	(33,622)	(35,428)
Other (expense) income, net	(58)	(83)	522	744

Income (loss) before income taxes	2,777	(1,659)	1,447	(1,338)
Provision (benefit) for income taxes	556	(2,018)	458	(3,258)

Net income	$2,221	$359	$989	$1,920

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Cash flow from operating activities:
Net income	$989	$1,920

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	25,957	20,140
Stock-based compensation	6,513	1,707
Foreign exchange gains on debt	(768)	(660)
Amortization of loan origination costs	1,728	2,224
Equity earnings on long-term investment	(63)	(72)
Loss on sale or disposal of property and equipment	90	4
Deferred income taxes	(4,037)	(11,656)
Provision for doubtful accounts	589	312
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(8,679)	137
Prepaid expenses and other assets	(946)	(1,921)
Income taxes receivable	—	8,172
Accounts payable	(309)	(184)
Accrued expenses	10,915	503
Income taxes payable	1,994	1,499
Deferred maintenance and other revenues	6,165	3,676

Net cash provided by operating activities	40,138	25,801

Cash flow from investing activities:
Additions to property and equipment	(5,375)	(2,941)
Proceeds from sale of property and equipment	6	1
Cash paid for business acquisitions, net of cash acquired	(5,130)	(13,967)

Net cash used in investing activities	(10,499)	(16,907)

Cash flow from financing activities:
Cash received from borrowings	5,200	13,400
Repayment of debt	(31,067)	(28,276)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(8)	735
Income tax benefit related to exercise of stock options	82	—

Net cash used in financing activities	(25,793)	(14,141)

Effect of exchange rate changes on cash	626	309

Net increase (decrease) in cash and cash equivalents	4,472	(4,938)
Cash and cash equivalents, beginning of period	11,718	15,584

Cash and cash equivalents, end of period	$16,190	$10,646

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements) necessary to state fairly its financial position as of September 30, 2007, the results of its operations for the three months and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2006 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2006 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the expected results for the full year.
2. The Transaction
The Company was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc. (“Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group and formerly known as Sunshine Acquisition Corporation. The acquisition was accomplished through the merger of Sunshine Merger Corporation into SS&C Technologies, Inc., with SS&C Technologies, Inc. (the “Company”) being the surviving company and a wholly-owned subsidiary of Holdings (the “Transaction”). Although the Transaction occurred on November 23, 2005, the Company adopted an effective date of November 30, 2005 for accounting purposes. The activity for the period November 23, 2005 through November 30, 2005 was not material to either the successor or predecessor periods for 2005.
3. Stock-based Compensation
In August 2006, the Board of Directors of Holdings adopted a new equity-based incentive plan (the “2006 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 1,314,567 shares of common stock.
Under the 2006 Equity Incentive Plan, the Company has granted both time-based and performance-based options. Time-based options vest 25% one year from the date of grant and 1/36th of the remaining balance each month thereafter for 36 months and can also vest upon a change in control, subject to certain conditions. Certain performance-based options vest upon the attainment of certain annual EBITDA targets for the Company during the five-year period beginning January 1, 2006. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. Compensation expense associated with these options is recorded beginning in the period that management first estimates that the attainment of the EBITDA targets, and therefore the vesting of the options, is probable and is recorded over the remaining service period, with a cumulative catch-up amount recorded for prior service, if applicable. Changes in management’s assessment of the probability of attaining the EBITDA targets could cause compensation expense to fluctuate from period to period. The remaining performance-based options vest only upon a change in control in which certain internal rate of return targets are attained. Compensation expense will be recorded at the time that a change in control becomes probable.

The following table summarizes information about stock options granted during the nine months ended September 30, 2007:

			Fair Value of
		Exercise	Underling	Intrinsic
Grant Date	Shares	Price	Stock	Value
March 2007	23,000	$74.50	$74.50	—
May 2007	17,500	98.91	98.91	—
June 2007	3,000	98.91	98.91	—
In April 2007, the Board of Directors of Holdings approved (i) the vesting, as of April 18, 2007, of 50% of the performance-based options granted to the Company’s employees through March 31, 2007 that would have vested if the Company had met its EBITDA target for fiscal year 2006 (collectively, the “2006 Performance Options”); (ii) the vesting, conditioned upon the Company’s meeting its EBITDA target for fiscal year 2007, of the other 50% of the 2006 Performance Options; and (iii) the reduction of the Company’s EBITDA target for fiscal year 2007. The Company re-measured those awards using the Black-Scholes option-pricing model and assumptions reflecting current facts and circumstances as of the modification date. As of the modification date, the Company estimated the fair value of its performance-based options to be $45.45. In estimating the common stock value, the Company valued the Company using several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following assumptions to estimate the option value: expected term to exercise of 3.5 years; expected volatility of 41.0%; risk-free interest rate of 4.57%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.
During the three months and nine months ended September 30, 2007, the Company recorded compensation expense of $1.1 million and $2.0 million, respectively, related to the performance-based options based upon the Company’s probability assessment of attaining its EBITDA target for fiscal year 2007. Additionally, the Company recorded compensation expense of $0.9 million and $2.5 million related to time-based options during the three months and nine months ended September 30, 2007, respectively. The remaining $2.0 million of compensation expense for the nine months ended September 30, 2007 relates to the 50% of 2006 Performance Options that were immediately vested as of April 18, 2007. The Company does not currently believe that the attainment of the annual EBITDA targets for 2008 through 2010 is probable. Stock-based compensation expense recorded in 2006 related entirely to time-based options.
The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months and nine months ended September 30, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Statements of operations classification:
Cost of maintenance	$37	$50	$138	$50
Cost of professional services	62	52	208	52
Cost of software-enabled services	457	334	1,436	334

Total cost of revenues	556	436	1,782	436

Selling and marketing	323	324	1,063	324
Research and development	199	185	670	185
General and administrative	895	762	2,998	762

Total operating expenses	1,417	1,271	4,731	1,271

Total stock-based compensation expense	$1,973	$1,707	$6,513	$1,707

4. Comprehensive Income (Loss)
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

The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income	$2,221	$359	$989	$1,920
Foreign currency translation gains (losses)	16,814	(353)	36,056	7,686
Unrealized (losses) gains on interest rate swaps, net of tax	(1,875)	(2,250)	(827)	492

Total comprehensive income (loss)	$17,160	$(2,244)	$36,218	$10,098

5. Debt
At September 30, 2007 and December 31, 2006, debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Senior credit facility, revolving portion, weighted-average interest rate of 8.10%	$—	$3,000
Senior credit facility, term loan portion, weighted-average interest rate of 7.33% and 7.73%, respectively	250,001	263,929
11 3/4% senior subordinated notes due 2013	205,000	205,000

	455,001	471,929
Short-term borrowings and current portion of long-term debt	(2,545)	(5,694)

Long-term debt	$452,456	$466,235

Capitalized financing costs of $0.6 million and $1.0 million were amortized to interest expense during the three months ended September 30, 2007 and 2006, respectively. Capitalized financing costs of $1.7 million and $2.2 million were amortized to interest expense during the nine months ended September 30, 2007 and 2006, respectively
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months ended September 30, 2007 and 2006, the Company recognized unrealized losses of $1.9 million, net of tax, and $2.3 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. During the nine months ended September 30, 2007 and 2006, the Company recognized unrealized losses of $0.8 million, net of tax, and unrealized gains of $0.5 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
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
The following summarizes the allocation of the purchase price for the acquisition of Northport (in thousands):

Tangible assets acquired, net of cash received	$708
Acquired client relationships and contracts	1,500
Goodwill	3,303
Deferred revenue	(350)
Other liabilities assumed	(34)

Consideration paid, net of cash received	$5,127

The Company reported revenues of $2.6 million from Northport from the acquisition date through September 30, 2007.  Pro forma operating results for the 2007 acquisition are not presented because the results would not be significantly different from historical results.

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
As of September 30, 2007, the Company had $6.2 million of liabilities for unrecognized tax benefits. Of this amount, $5.7 million relates to uncertain income tax positions that either existed prior to or were created as a result of the Transaction and would decrease goodwill if recognized. The remainder of the unrecognized tax benefits, if recognized, would decrease the Company’s effective tax rate and increase the Company’s net income.
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
The first lawsuit is Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit is Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purports to state claims for breach of fiduciary duty against all of the Company’s directors at the time of filing of the lawsuits. The complaints allege, among other things, that (1) the merger will benefit the Company’s management or Carlyle at the expense of its public stockholders, (2) the merger consideration to be paid to stockholders is inadequate or unfair and does not represent the best price available in the marketplace for the Company, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to the Company’s stockholders in negotiating and approving the merger. Each complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper. The plaintiffs have not sought a specific amount of monetary damages.
The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which the Company agreed to make certain additional disclosures to its stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. Under the settlement agreement, the Company agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. The settlement agreement was subject to customary conditions, including court approval following notice to our stockholders. The court did not find that the settlement agreement was fair, reasonable and adequate and disapproved the proposed settlement on November 29, 2006. The court criticized plaintiffs’ counsel’s handling of the litigation, noting that the plaintiffs’ counsel displayed a lack of understanding of basic terms of the merger, did not appear to have adequately investigated the plaintiffs’ potential claims and was unable to identify the basic legal issues in the case. The court also raised questions about the process leading up to the transaction, which process included the Company’s chief executive officer’s discussions of potential investments in, or acquisitions of, the Company, without prior formal authorization of its board, but the court did not make any findings of fact on the litigation other than that there were not adequate facts in evidence to support the settlement. The plaintiffs decided to continue the litigation following rejection of the settlement, and the parties are currently in discovery. The court has set a trial date for July 2008. The Company believes that the claims are without merit and is defending them vigorously. Accordingly, no accrual has been recorded by the Company related to this matter.

From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any such litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.
9. Product and Geographic Sales Information
The Company operates in one reportable segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company’s geographic regions consist of the United States, Canada, Americas, excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
Revenues by geography were (in thousands):

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
United States	$36,619	$31,174	$107,589	$89,975
Canada	10,596	9,634	29,171	26,557
Americas, excluding United States and Canada	1,310	500	3,028	2,382
Europe	13,171	10,070	35,755	29,535
Asia Pacific and Japan	1,787	1,071	4,182	3,020

	$63,483	$52,449	$179,725	$151,469

Revenues by product group were (in thousands):

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Portfolio management/accounting	$48,892	$38,446	$139,866	$111,458
Trading/treasury operations	7,936	7,010	21,005	21,393
Financial modeling	2,332	2,391	6,695	7,105
Loan management/accounting	1,873	1,838	3,929	4,045
Property management	1,202	1,370	3,819	4,211
Money market processing	670	1,144	2,829	3,007
Training	578	250	1,582	250

	$63,483	$52,449	$179,725	$151,469

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

Condensed consolidating financial information as of September 30, 2007 and December 31, 2006 and the three months and nine months ended September 30, 2007 and 2006 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	At September 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$8,351	$950	$6,889	$—	$16,190
Accounts receivable, net	18,636	7,682	15,234	—	41,552
Income taxes receivable	810	—	—	(810)	—
Prepaid expenses and other current assets	4,476	701	3,952	—	9,129
Deferred income taxes	456	51	471	(32)	946
Property and equipment, net	7,342	659	4,200	—	12,201
Investment in subsidiaries	113,786	—	—	(113,786)	—
Intercompany balances	162,071	(9,765)	(152,306)	—	—
Goodwill, intangible and other assets, net	776,738	21,019	320,619	—	1,118,376
Deferred income taxes, long-term	—	1,295	1,796	(3,091)	—

Total assets	$1,092,666	$22,592	$200,855	$(117,719)	$1,198,394

Current portion of long-term debt	$1,929	$—	$616	$—	$2,545
Accounts payable	985	159	1,029	—	2,173
Accrued expenses	16,748	1,592	6,201	—	24,541
Deferred income taxes	—	—	32	(32)	—
Income taxes payable	—	924	2,316	(810)	2,430
Deferred maintenance and other revenue	20,181	5,587	6,918	—	32,686
Long-term debt, net of current portion	392,571	—	59,885	—	452,456
Other long-term liabilities	1,026	—	5,981	—	7,007
Deferred income taxes, long-term	53,372	—	18,421	(3,091)	68,702

Total liabilities	486,812	8,262	101,399	(3,933)	592,540

Stockholder’s equity	605,854	14,330	99,456	(113,786)	605,854

Total liabilities and stockholder’s equity	$1,092,666	$22,592	$200,855	$(117,719)	$1,198,394

	At December 31, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$3,055	$2,317	$6,346	$—	$11,718
Accounts receivable, net	15,640	4,808	11,247	—	31,695
Income taxes receivable	5,260	—	—	(5,260)	—
Prepaid expenses and other current assets	3,929	730	3,164	—	7,823
Deferred income taxes	268	87	—	(355)	—
Property and equipment, net	4,897	987	4,135	—	10,019
Investment in subsidiaries	83,863	—	—	(83,863)	—
Intercompany balances	142,577	(9,433)	(133,144)	—	—
Deferred income taxes, long-term	—	1,583	—	(1,583)	—
Goodwill, intangible and other assets, net	795,697	16,918	278,651	—	1,091,266

Total assets	$1,055,186	$17,997	$170,399	$(91,061)	$1,152,521

Current portion of long-term debt	$5,000	$—	$694	$—	$5,694
Accounts payable	1,019	418	868	—	2,305
Accrued expenses and other liabilities	11,232	1,715	5,348	—	18,295
Deferred income taxes	—	—	739	(355)	384
Income taxes payable	—	1,522	3,929	(5,260)	191
Deferred maintenance and other revenue	15,821	3,678	6,180	—	25,679

Long-term debt, net of current portion	401,000	—	65,235	—	466,235
Other long-term liabilities	—	—	1,088	—	1,088
Deferred income taxes, long-term	57,982	—	13,119	(1,583)	69,518

Total liabilities	492,054	7,333	97,200	(7,198)	589,389

Stockholder’s equity	563,132	10,664	73,199	(83,863)	563,132

Total liabilities and stockholder’s equity	$1,055,186	$17,997	$170,399	$(91,061)	$1,152,521

	For the three months ended September 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$26,069	$15,880	$21,928	$(394)	$63,483
Cost of revenues	14,468	10,164	8,131	(394)	32,369

Gross profit	11,601	5,716	13,797	—	31,114
Operating expenses:
Selling & marketing	3,092	424	1,473	—	4,989
Research & development	3,747	817	2,016	—	6,580
General & administrative	4,055	165	1,423	—	5,643

Total operating expenses	10,894	1,406	4,912	—	17,212

Operating income	707	4,310	8,885	—	13,902
Interest expense, net	(6,724)	—	(4,343)	—	(11,067)
Other expense, net	(14)	(34)	(10)	—	(58)

(Loss) income before income taxes	(6,031)	4,276	4,532	—	2,777
(Benefit) provision for income taxes	(1,377)	1,005	928	—	556
Equity in net income of subsidiaries	6,875	—	—	(6,875)	—

Net income	$2,221	$3,271	$3,604	$(6,875)	$2,221

	For the three months ended September 30, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$20,838	$14,575	$17,287	$(251)	$52,449
Cost of revenues	10,636	8,088	7,335	(251)	25,808

Gross profit	10,202	6,487	9,952	—	26,641
Operating expenses:
Selling & marketing	2,765	492	1,599	—	4,856
Research & development	3,405	836	1,858	—	6,099
General & administrative	3,477	239	1,391	—	5,107

Total operating expenses	9,647	1,567	4,848	—	16,062

Operating income	555	4,920	5,104	—	10,579
Interest expense, net	(7,928)	(7)	(4,220)	—	(12,155)
Other expense, net	(16)	—	(67)	—	(83)

(Loss) income before income taxes	(7,389)	4,913	817	—	(1,659)
(Benefit) provision for income taxes	(6,903)	4,956	(71)	—	(2,018)
Equity in net income of subsidiaries	845	—	—	(845)	—

Net income (loss)	$359	$(43)	$888	$(845)	$359

	For the nine months ended September 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$74,378	$47,496	$58,799	$(948)	$179,725
Cost of revenues	42,191	30,079	22,797	(948)	94,119

Gross profit	32,187	17,417	36,002	—	85,606
Operating expenses:
Selling & marketing	9,025	1,250	3,997	—	14,272
Research & development	11,220	2,659	5,738	—	19,617
General & administrative	12,417	824	3,929	—	17,170

Total operating expenses	32,662	4,733	13,664	—	51,059

Operating (loss) income	(475)	12,684	22,338	—	34,547
Interest (expense) income, net	(21,270)	10	(12,362)	—	(33,622)
Other income (expense), net	85	(170)	607	—	522

(Loss) income before income taxes	(21,660)	12,524	10,583	—	1,447
(Benefit) provision for income taxes	(5,113)	2,573	2,998	—	458
Equity in net income of subsidiaries	17,536	—	—	(17,536)	—

Net income	$989	$9,951	$7,585	$(17,536)	$989

	For the nine months ended September 30, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$59,391	$41,720	$51,199	$(841)	$151,469
Cost of revenues	30,071	22,606	21,773	(841)	73,609

Gross profit	29,320	19,114	29,426	—	77,860
Operating expenses:
Selling & marketing	7,153	1,602	3,996	—	12,751
Research & development	9,777	2,437	5,689	—	17,903
General & administrative	8,700	825	4,335	—	13,860

Total operating expenses	25,630	4,864	14,020	—	44,514

Operating income	3,690	14,250	15,406	—	33,346
Interest expense, net	(23,073)	(7)	(12,348)	—	(35,428)
Other income (expense), net	29	(1)	716	—	744

(Loss) income before income taxes	(19,354)	14,242	3,774	—	(1,338)
(Benefit) provision for income taxes	(9,722)	7,154	(690)	—	(3,258)
Equity in net income of subsidiaries	11,552	—	—	(11,552)	—

Net income	$1,920	$7,088	$4,464	$(11,552)	$1,920

		For the nine months ended September 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$989	$9,951	$7,585	$(17,536)	$989
Non-cash adjustments	4,568	1,516	6,389	17,536	30,009
Changes in operating assets and liabilities	11,104	(1,594)	(370)	—	9,140

Net cash provided by operating activities	16,661	9,873	13,604	—	40,138

Cash Flow from Investing Activities:
Intercompany transactions	4,174	(5,953)	1,779	—	—
Cash paid for businesses acquired, net of cash Acquired	—	(5,127)	(3)	—	(5,130)
Additions to property and equipment	(4,119)	(160)	(1,096)	—	(5,375)
Proceeds from sale of property and equipment	6	—	—	—	6

Net cash provided by (used in) investing activities	61	(11,240)	680	—	(10,499)

Cash Flow from Financing Activities:
Net repayments of debt	(11,500)	—	(14,367)	—	(25,867)
Income tax benefit related to exercise of stock options	82				82
Transactions involving SS&C Technologies Holdings, Inc. common stock	(8)	—	—	—	(8)

Net cash used in financing activities	(11,426)	—	(14,367)	—	(25,793)

Effect of exchange rate changes on cash	—	—	626	—	626

Net increase (decrease) in cash and cash equivalents	5,296	(1,367)	543	—	4,472
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$8,351	$950	$6,889	$—	$16,190

		For the nine months ended September 30, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$1,920	$7,088	$4,464	$(11,552)	$1,920
Non-cash adjustments	(2,534)	494	2,487	11,552	11,999
Changes in operating assets and liabilities	11,589	3,514	(3,221)	—	11,882

Net cash provided by operating activities	10,975	11,096	3,730	—	25,801

Cash Flow from Investment Activities:
Intercompany transactions	4,622	(12,325)	7,703	—	—
Cash paid for businesses acquired, net of cash acquired	(14,249)	—	282	—	(13,967)
Additions to property and equipment	(1,811)	(264)	(866)	—	(2,941)
Proceeds from sale of property and equipment	—	2	(1)	—	1

Net cash (used in) provided by investing activities	(11,438)	(12,587)	7,118	—	(16,907)

Cash Flow from Financing Activities:
Net repayments of debt	(4,813)	—	(10,063)	—	(14,876)
Transactions involving SS&C Technologies Holdings, Inc. common stock	735	—	—	—	735

Net cash used in financing activities	(4,078)	—	(10,063)	—	(14,141)

Effect of exchange rate changes on cash	—	—	309	—	309

Net (decrease) increase in cash and cash equivalents	(4,541)	(1,491)	1,094	—	(4,938)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$1,778	$480	$8,388	$—	$10,646

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
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. Other than the adoption of FIN 48, as more fully described in note 7, there have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies are described in our annual filing on Form 10-K and include:
–	Revenue Recognition

–	Allowance for Doubtful Accounts

–	Long-Lived Assets, Intangible Assets and Goodwill

–	Acquisition Accounting

–	Income Taxes

–	Stock-based compensation
Results of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2007	2006	Change	2007	2006	Change
Revenues:
Software licenses	$7,159	$6,502	10%	$18,653	$16,864	11%
Maintenance	15,666	14,187	10%	45,899	40,535	13%
Professional services	3,338	4,490	-26%	12,381	14,618	-15%
Software-enabled services	37,320	27,270	37%	102,792	79,452	29%

Total revenues	$63,483	$52,449	21%	$179,725	$151,469	19%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	11%	12%	10%	11%
Maintenance	25%	27%	26%	27%
Professional services	5%	9%	7%	10%
Software-enabled services	59%	52%	57%	52%
Revenues
Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues. As a general matter, our software license and professional services revenues tend to fluctuate based on the number of new licensing clients, while fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as the number of outsourced transactions provided to our existing clients. Maintenance revenues vary based on the rate by which we add or lose maintenance clients over time and, to a lesser extent, on the annual increases in maintenance fees, which are generally tied to the consumer price index.
Revenues for the three months ended September 30, 2007 were $63.5 million, increasing 21% from $52.4 million in the same period in 2006. Revenues for businesses and products that we have owned for at least 12 months, or organic revenues, increased 17%, accounting for $8.9 million of the increase, and came from increased demand of $8.8 million for our software-enabled services, an increase of $1.0 million in maintenance revenues and an increase of $0.3 million in license sales, partially offset by a decrease of $1.2 million in professional services revenues. The remaining $1.6 million increase was due to sales of products and services that we acquired in our recent acquisitions of Northport and Zoologic, which occurred in March 2007 and August 2006, respectively. Additionally, revenues for the three months ended September 30, 2006 include a reduction of $0.5 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Revenue growth in the three months ended September 30, 2007 includes the favorable impact from foreign currency translation of $1.3 million resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound and the Euro. Revenues for the nine months ended September 30, 2007 were $179.7 million, increasing 19% from $151.5 million in the same period in 2006. Organic growth was 13%, accounting for $19.8 million of the increase, and came from increased demand of $20.2 million for our software-enabled services and an increase of $2.4 million in maintenance revenues, offset by decreases of $2.1 million in professional services revenues and $0.7 million in license sales. The remaining $5.0 million increase was due to sales of products and services that we acquired in our recent acquisitions of Cogent, which we acquired in March 2006, Northport and Zoologic. Additionally, revenues for the nine months ended September 30, 2006 include a reduction of $3.4 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Revenue growth in the nine months ended September 30, 2007 includes the favorable impact from foreign currency translation of $2.5 million.
Software Licenses. Software license revenues were $7.2 million and $6.5 million for the three months ended September 30, 2007 and 2006, respectively. Organic software license revenues increased $0.3 million and acquisitions contributed $0.3 million to the increase. Additionally, software license revenues for the three months ended September 30, 2006 included a reduction of $0.1 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Software license revenues were $18.7 million and $16.9 million for the nine months ended September 30, 2007 and 2006, respectively. Acquisitions added $1.1 million in revenues, partially offsetting a decrease of $0.7 million in organic revenues. Additionally, software license revenues for the nine months ended September 30, 2006 included a reduction of $1.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the nine months ended September 30, 2007, perpetual license transactions were similar to those of the prior year, in both the number of transactions and the average size of those transactions. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $15.7 million and $14.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase of $1.5 million, or 10%, was due in part to organic revenue growth of $1.0 million and acquisitions, which added $0.1 million. Additionally, maintenance revenues for the three months ended September 30, 2006 included a reduction of $0.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Maintenance revenues were $45.9 million and $40.5 million for the nine months ended September 30, 2007 and 2006, respectively. Maintenance revenue growth of $5.4 million was due in part to organic revenue growth of $2.5 million and acquisitions, which added $0.2 million in revenues. Additionally, maintenance revenues for the nine months ended September 30, 2006 included a reduction of $2.7 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $3.3 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively. Professional service revenues were $12.4 million and $14.6 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in professional services revenues for both periods was primarily related several large professional services projects that were either completed or substantially completed in late 2006. Additionally, professional services revenues for the nine months ended September 30, 2006 included an increase of $0.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-enabled Services. Software-enabled services revenues were $37.3 million and $27.3 million for the three months ended September 30, 2007 and 2006, respectively. The increase of $10.0 million, or 37%, was primarily due to organic growth of $8.8 million and came from increased demand for services from existing clients and the addition of new clients for our SS&C Fund Services and SS&C Direct software-enabled services, as well as our Pacer application service provider (“ASP”) services and Securities Valuation (“SVC”) securities data services provided by SS&C Technologies Canada Corp. Acquisitions added $1.2 million in revenues. Software-enabled services revenues for the nine months ended September 30, 2007 and 2006 were $102.8 million and $79.5 million, respectively. Organic revenue growth accounted for $20.2 million of the increase, driven by increased demand for services from existing clients and the addition of new clients for our SS&C Fund Services and SS&C Direct software-enabled services, as well as our Pacer ASP services and SVC securities data services provided by SS&C Technologies Canada Corp. Acquisitions added $3.5 million in revenues in the aggregate. Additionally, software-enabled services revenues for the nine months ended September 30, 2006 include an increase of $0.4 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.
Cost of Revenues
The total cost of revenues was $32.4 million and $25.8 million for the three months ended September 30, 2007 and 2006, respectively. The total cost of revenues increase was mainly due to additional amortization expense of $1.3 million as a result of increasing cash flows, $1.1 million in costs related to acquisitions, additional stock-based compensation expense of $0.1 million and cost increases of $4.1 million to support our organic revenue growth, primarily in software-enabled services revenues. Certain of our intangible assets are amortized into cost of revenues based on the ratio that current cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The total cost of revenues for the nine months ended September 30, 2007 and 2006 was $94.1 million and $73.6 million, respectively. The gross margin decreased to 48% for the nine months ended September 30, 2007 from 51% for the comparable period in 2006. The decrease in gross margin was primarily attributable to additional amortization expense of $3.8 million, additional stock-based compensation expense of $1.3 million due to the vesting and projected vesting of performance-based options and a non-cash increase in rent expense of $0.2 million. Accounting for the remainder of the total cost of revenues increase was $3.3 million in costs associated with the acquisitions of Northport, Zoologic and Cogent, and cost increases of $11.9 million to support our organic revenue growth, primarily in software-enabled services revenues.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $2.4 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively. The cost of software license revenues for the nine months ended September 30, 2007 and 2006 was $7.2 million and $6.8 million, respectively. The increase in cost of software licenses for both periods was due to additional amortization expense related to acquisitions and increasing cash flows. Cost of software license revenues as a percentage of such revenues was 38% and 40% for the nine months ended September 30, 2007 and 2006, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.4 million and $5.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase in cost of maintenance revenues was primarily due to additional amortization expense of $1.1 million as a result of increasing cash flows and acquisitions, which added $0.1 million in costs. The cost of maintenance revenues for the nine months ended September 30, 2007 and 2006 was $19.5 million and $15.1 million, respectively. The increase in cost of maintenance revenues was due to additional amortization expense of $3.2 million, acquisitions, which added $0.5 million in costs, additional stock-based compensation expense of $0.1 million and cost increases of $0.6 million, primarily personnel-related, to support the growth in organic revenues.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.3 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in cost of professional services revenues was primarily due to an increase of $0.1 million in personnel costs. The cost of professional services revenues for the nine months ended September 30, 2007 and 2006 was $10.3 million and $9.4 million, respectively. The increase in cost of professional services revenues was primarily due to additional stock-based compensation expense of $0.2 million and an increase of $0.6 million in personnel costs.
Cost of Software-enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $20.3 million and $15.2 million for the three months ended September 30, 2007 and

2006, respectively. The increase in cost of software-enabled services revenues was primarily due to an increase of $4.0 million in costs to support the growth in organic revenues and acquisitions, which added $0.8 million. Additionally, stock-based compensation expense increased $0.1 million and amortization expense increased $0.2 million as a result of increasing cash flows. The cost of software-enabled services revenues for the nine months ended September 30, 2007 and 2006 was $57.1 million and $42.3 million, respectively. The increase in cost of software-enabled services revenues was primarily due to an increase of $10.6 million in costs to support the growth in organic revenues and acquisitions, which added $2.6 million. Additionally, stock-based compensation expense increased $1.1 million, amortization expense increased $0.4 million and non-cash rent expense increased $0.1 million.
Operating Expenses
Total operating expenses were $17.2 million and $16.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in operating expenses was primarily due to an increase of $1.1 million in costs to support organic revenue growth. Additionally, our acquisitions of Northport and Zoologic added $0.2 million in costs, capital-based taxes increased $0.2 million and stock-based compensation expense increased $0.1 million, partially offset by a reduction of $0.5 million in non-recurring expenses. Total operating expenses for the nine months ended September 30, 2007 and 2006 were $51.1 million and $44.5 million, respectively. The increase in operating expenses was primarily due to additional stock-based compensation expense of $3.5 million due to the vesting and projected vesting of performance-based options and an increase of $2.1 million in costs to support organic revenue growth. The remaining $1.0 million of the increase was due to our acquisitions of Northport, Zoologic and Cogent.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $5.0 million and $4.9 million for the three months ended September 30, 2007 and 2006, respectively. The increase in selling and marketing expenses was primarily attributable to our acquisitions, which added $0.1 million in costs. An increase of $0.3 million in costs to support organic revenue growth was offset by a decrease of $0.3 million in non-recurring expenses relating to severances attributable to the closing of a branch sales office. Selling and marketing expenses for the nine months ended September 30, 2007 and 2006 were $14.3 million and $12.8 million, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in stock-based compensation expense of $0.7 million, our acquisitions, which added $0.5 million in costs, and an increase of $0.4 million in costs to support organic revenue growth. These increases were partially offset by a decrease of $0.1 million in non-recurring expenses relating to severances
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $6.6 million and $6.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in research and development expenses was primarily due to an increase of $0.4 million in costs to support organic revenue growth and our acquisitions, which added $0.1 million.. Research and development expenses for the nine months ended September 30, 2007 and 2006 were $19.6 million and $17.9 million, respectively. The increase in research and development expenses was primarily due to an increase of $0.8 million in costs to support organic revenue growth, an increase of $0.5 million in stock-based compensation expense, our acquisitions, which added $0.3 million and an increase of $0.1 million in non-cash rent expense.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.6 million and $5.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in costs to support the growth in organic revenues, additional stock-based compensation expense of $0.1 million and an increase of $0.2 million in capital-based taxes. These increases were partially offset by a decrease of $0.2 million in non-recurring expenses. General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $17.2 million and $13.9 million, respectively. The increase in general and administrative expenses was primarily due to additional stock-based compensation expense of $2.2 million, an increase of $0.9 million in costs to support the growth in organic revenues and acquisitions, which added $0.2 million.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2007 and 2006 was $11.1 million and $12.2 million, respectively. Net interest expense was $33.6 million and $35.4 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense is primarily related to our debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013.

Other Income, Net. Other income, net for the nine months ended September 30, 2007 consisted primarily of foreign currency gains and proceeds received from insurance policies. Other income, net for the nine months ended September 30, 2006 consisted primarily of foreign currency gains.
Provision (Benefit) for Income Taxes. We had an effective tax rate of 31.7% for the nine months ended September 30, 2007. The forecasted effective tax rate for the year is approximately 20%; however the effective tax rate may fluctuate significantly based on the amount of our annual consolidated pre-tax income and the tax jurisdiction in which the annual pre-tax income is earned.  Our anticipated annual effective tax rate of 20% is lower than the U.S. statutory tax rate of 35% because we have incurred pre-tax losses in tax jurisdictions with higher statutory tax rates and generated pre-tax income in tax jurisdictions with lower statutory tax rates. For the nine months ended September 30, 2006, we recorded a benefit of $3.3 million. This was partially due to a change in Canadian statutory tax rates enacted in June 2006, for which we recorded a benefit of approximately $1.2 million on our deferred tax assets, and foreign tax benefits of approximately $1.6 million.
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
Our cash and cash equivalents at September 30, 2007 were $16.2 million, an increase of $4.5 million from $11.7 million at December 31, 2006. Cash provided by operations was partially offset by net repayments of debt and cash used for acquisitions and capital expenditures.
Net cash provided by operating activities was $40.1 million for the nine months ended September 30, 2007. Cash provided by operating activities was primarily due to net income of $1.0 million adjusted for non-cash items of $30.0 million and changes in our working capital accounts totaling $9.1 million. The changes in our working capital accounts were driven by an increase in accrued expenses, primarily due to interest related to our notes, and an increase in deferred revenues, primarily due to the collection of annual maintenance fees, partially offset by an increase in accounts receivable due to additional revenues and the timing of collections.
Investing activities used net cash of $10.5 million for the nine months ended September 30, 2007. Cash used by investing activities was primarily due to $5.1 million cash paid for the acquisition of Northport and $5.4 million in capital expenditures.
Financing activities used net cash of $25.8 million for the nine months ended September 30, 2007, representing $25.9 million net repayments of debt under our senior credit facilities, partially offset by income tax benefits of $0.1 million related to option exercises.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under our senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan of $2.5 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under our senior credit facilities with the net proceeds of certain asset dispositions, near-term tax refunds and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most of our subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at September 30, 2007.
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
On June 13, 2007, Holdings filed a registration statement for an initial public offering with the Securities and Exchange Commission. In the event the offering is consummated, we intend to redeem (with substantially all of Holdings’ net proceeds from the offering) up to $71.75 million in principal amount of the outstanding senior subordinated notes, at a redemption price of 111.75% of the principal amount, plus accrued and unpaid interest. If we redeem the maximum amount of senior subordinated notes permitted by the indenture, we will redeem $71.75 million in principal amount of notes for $80.18 million in cash, plus accrued and unpaid interest. This redemption will result in a loss on extinguishment of debt of approximately $8.4 million in the period in which the notes are redeemed. Additionally, we will incur a non-cash charge of approximately $2.2 million relating to the write-off of deferred financing fees attributable to the redeemed notes. Our future annual interest payments will be reduced by approximately $8.4 million. For each $1.0 million decrease in the principal amount redeemed, we will pay $1.12 million less in cash.
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of September 30, 2007, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in our senior credit facilities, which are material facilities supporting our capital structure and providing liquidity to our business. Consolidated

EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratios and other financial condition tests contained in our senior credit facilities.
Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.
The breach of covenants in our senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under our indenture. Any default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.
Consolidated EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, our senior credit facilities require that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidate EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net income	$2,221	$359	$989	$1,920
Interest expense, net	11,067	12,155	33,622	35,428
Income taxes	556	(2,018)	458	(3,258)
Depreciation and amortization	8,744	6,768	25,957	20,140

EBITDA	$22,588	$17,264	$61,026	$54,230
Purchase accounting adjustments (1)	(76)	403	(215)	2,958
Unusual or non-recurring charges (2)	(21)	550	(262)	(120)
Acquired EBITDA and cost savings (3)	—	174	135	1,147
Stock-based compensation	1,973	1,707	6,513	1,707
Capital-based taxes	645	483	1,309	1,363
Other (4)	409	250	1,194	750

Consolidated EBITDA	$25,518	$20,831	$69,700	$62,035

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease obligations to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, proceeds from legal settlements and other one-time gains and expenses.

(3)	Acquired EBITDA and cost savings reflects the impact of EBITDA and cost savings from synergies for significant businesses that were acquired during the period as if the acquisition occurred at the beginning of that period.

(4)	Other includes management fees paid to The Carlyle Group and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for the year ending December 31, 2007 limits expenditures to $10 million. Actual capital expenditures through September 30, 2007 were $5.4 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended September 30, 2007 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.75x	4.78x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.50x	2.14x
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At September 30, 2007, we had total debt of $455.0 million, including $250.0 million of variable rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $209.4 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately U.S. $59.4 million. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.4 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.5 million and $2.5 million per year, respectively.
At September 30, 2007, $60.5 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
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

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The first lawsuit is Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit is Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purports to state claims for breach of fiduciary duty against all of our directors at the time of filing of the lawsuits. The complaints allege, among other things, that (1) the merger will benefit our management or Carlyle at the expense of our public stockholders, (2) the merger consideration to be paid to stockholders is inadequate or unfair and does not represent the best price available in the marketplace for us, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to our stockholders in negotiating and approving the merger. Each complaint seeks, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper. The plaintiffs have not sought a specific amount of monetary damages.
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
Risks Relating to Our Business
Our business is affected by changes in the state of the general economy and the financial markets, and a slowdown or downturn in the general economy or the financial markets could disproportionately affect the demand for our products and services.
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
Further or accelerated consolidations in the financial services industry could result in a decline in demand for our products and services.
If financial services firms continue to consolidate, as they have over the past decade, there could be a decline in demand for our products and services. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our revenues. For instance, in 2007, a client that represented 5.5% of our revenues in 2006 was acquired in a tender offer transaction. Although the effect of the acquisition on our business is not yet known, if that client were to stop using our products and services as a result of the acquisition, it could cause a significant decrease in our revenues, at least in the short term.
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
We are currently subject to a consolidated shareholder class action lawsuit, the unfavorable outcome of which might have a material adverse impact on our financial condition, operating results and cash flows during the period in which a final outcome is reached.
In connection with the Transaction, two lawsuits were filed in the Delaware Chancery Court against us, members of our board of directors and, with respect to one lawsuit, Holdings. The lawsuits, which were subsequently consolidated, allege that the Transaction benefited our senior management at the expense of our public stockholders, that our board breached its fiduciary duties and that the merger consideration paid to our stockholders was inadequate and did not represent the best price available in the marketplace for us. The plaintiffs in the consolidated shareholder class action lawsuit have not sought a specific amount of monetary damages. The parties to the consolidated lawsuit entered into a memorandum of understanding on October 18, 2005, in which we agreed to make additional disclosures in connection with the approval of the Transaction, and executed a settlement agreement on July 6, 2006. Under the settlement agreement, we agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. However, the court disapproved the proposed settlement on November 29, 2006. In its opinion, the court criticized plaintiffs’ counsel’s handling of the litigation and raised questions regarding management’s involvement in the process leading up to the Transaction. The parties are currently in discovery, and the court has set a trial date for July 2008. We face the expense and burden incurred in defending the lawsuit, which may divert our management’s efforts and attention from ordinary business operations. If the final resolution of this litigation is unfavorable to us, we may have to pay a substantial sum to our former stockholders, which might materially adversely affect our financial condition, operating results and cash flows during the period in which a final outcome is reached if our existing insurance coverage is unavailable or inadequate to resolve the matter.
We face significant competition with respect to our products and services, which may result in price reductions, reduced gross margins or loss of market share.
The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions and marketing efforts by industry participants. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We also face competition from information systems developed and serviced internally by the IT departments of financial services firms. Some of our current and potential competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our business may not grow as expected and may decline
Catastrophic events may adversely affect our ability to provide, our clients’ ability to use, and the demand for, our products and services, which may disrupt our business and cause a decline in revenues.

A war, terrorist attack, natural disaster or other catastrophe may adversely affect our business. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our clients, the financial markets or the overall economy and reducing our ability to provide, our clients’ ability to use, and the demand for, our products and services. The potential for a direct impact is due primarily to our significant investment in infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. A computer virus, security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for clients, disruptions to our operations, or damage to important facilities. In addition, such an event may cause clients to cancel their agreements with us for our products or services. Any of these events could cause a decline in our revenues.
Our software-enabled services may be subject to disruptions that could adversely affect our reputation and result in client dissatisfaction and lost business.
Our software-enabled services maintain and process confidential data on behalf of our clients, some of which is critical to their business operations. For example, our trading systems maintain account and trading information for our clients and their customers. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our software-enabled services are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our clients could experience data loss, financial loss, harm to their reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our clients may leave, our reputation may be tarnished, and client dissatisfaction and lost business may result.
We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating our acquisitions, which could adversely affect our revenues, subject us to unknown liabilities, increase costs and place a significant strain on our management.
We have made and intend in the future to make acquisitions of companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets.
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
Integration may not be smooth or successful. The inability of management to successfully integrate the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Such acquisitions may also place a significant strain on our administrative, operational, financial and other resources. To manage growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. If we are unable to manage our growth and the related expansion in our operations from recent and future acquisitions, our business may be harmed through a decreased ability to monitor and control effectively our operations and a decrease in the quality of work and innovation of our employees.
If we cannot attract, train and retain qualified managerial, technical and sales personnel, we may not be able to provide adequate technical expertise and customer service to our clients or maintain focus on our business strategy.
We believe that our success is due in part to our experienced management team. We depend in large part upon the continued contribution of our senior management and, in particular, William C. Stone, our Chief Executive Officer and Chairman of the Board of Directors. Losing the services of one or more members of our senior management could significantly delay or prevent the achievement of our business objectives. Mr. Stone has been instrumental in developing our business strategy and forging our business relationships since he founded the company in 1986. We maintain no key man life insurance policies for Mr. Stone or any other senior officers or managers.
Our success is also dependent upon our ability to attract, train and retain highly skilled technical and sales personnel. Loss of the services of these employees could materially affect our operations. Competition for qualified technical personnel in the software industry is intense, and we have, at times, found it difficult to attract and retain skilled personnel for our operations.
Locating candidates with the appropriate qualifications, particularly in the desired geographic location and with the necessary subject matter expertise, is difficult. Our failure to attract and retain a sufficient number of highly skilled employees could prevent us from developing and servicing our products at the same levels as our competitors and we may, therefore, lose potential clients and suffer a decline in revenues.
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
We may be unable to adapt to rapidly changing technology and evolving industry standards and regulatory requirements, and our inability to introduce new products and services could result in a loss of market share.
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
Undetected software design defects, errors or failures may result in loss of our clients’ data, litigation against us and harm to our reputation and business.

Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in data unavailability, loss or corruption of client assets, litigation and other claims for damages against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from ongoing operations of the company. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our operating results and financial condition.
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
Such factors could have a material adverse effect on our ability to meet our growth and revenue projections and negatively affect our results of operations.
Risks Relating to Our Substantial Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our 11 3/4% senior subordinated notes due 2013 and our senior credit facilities.
We have incurred a significant amount of indebtedness. As of September 30, 2007, we had total indebtedness of $455.0 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $205.0 million of 11 3/4% senior subordinated notes due 2013 and $250.0 million of secured indebtedness under our term loan B facility.
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
We are obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $45 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
In addition, our senior credit facilities include other covenants which, subject to permitted exceptions, prohibit us from making capital expenditures in excess of certain thresholds, making investments, loans and other advances, engaging in sale-leaseback transactions, entering into speculative hedging agreements, and prepaying our other indebtedness while indebtedness under our senior credit facilities is outstanding. The agreement governing our senior credit facilities also requires us to maintain compliance with specified financial ratios, particularly a leverage ratio and an interest coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.
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

SS&C TECHNOLOGIES, INC.

Date: November 2, 2007	By:/s/ Patrick J. Pedonti

Patrick J. Pedonti Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002