Form 10-K
period 2007-12-31
SS&C TECHNOLOGIES INC
filed 2008-03-28
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common equity held by non-affiliates is zero. The registrant is a privately-held corporation.

There were 1,000 shares of the registrant’s common stock outstanding as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SS&C TECHNOLOGIES, INC.

YEAR 2007 FORM 10-K ANNUAL REPORT

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

SS&C Technologies, Inc. was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc., a Delaware corporation (formerly known as Sunshine Acquisition Corporation) formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation, a wholly-owned subsidiary of SS&C Technologies Holdings, Inc., into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of SS&C Technologies Holdings, Inc. (the “Transaction”). See further discussion of the Transaction in Note 1 of notes to the consolidated financial statements. Unless the context otherwise requires, we refer to SS&C Technologies Holdings, Inc. as “SS&C Holdings” throughout this annual report.

Although SS&C Technologies, Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SS&C Technologies, Inc. and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the years ended December 31, 2007 and 2006 to the mathematical combination of the Successor and Predecessor periods in the year ended December 31, 2005. Although this presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

Company Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 4,000 clients, principally within the institutional asset management, alternative investment management and financial institutions sectors. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

We provide the global financial services industry with a broad range of both specialized software products, which are deployed at our clients’ facilities, and software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand software that is hosted at our facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, fund of funds services, tax processing and accounting and processing. We offer clients the flexibility to choose from multiple software delivery options, including on-premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software. The following table describes selected functionality of our software products and software-enabled services and the eight vertical markets that we serve.

Real
Estate
	Alternative	Corporate		Institutional	Insurance		Municipal	Leasing/
Selected	Investment	Treasury	Financial	Asset	& Pension	Commercial	Finance	Property
Functionality	Managers	Groups	Institutions	Managers	Funds	Lenders	Groups	Managers

Portfolio Management/Accounting	✓	✓	✓	✓	✓
Trading/Treasury Operations	✓	✓	✓	✓	✓
Financial Modeling			✓		✓		✓
SS&C Fund Services	✓
Loan Management/Accounting			✓		✓	✓
Money Market Processing			✓
Property Management								✓

Our business model is characterized by substantial contractually recurring revenues, high operating margins and significant cash flow. We generate revenues primarily through our high-value software-enabled services, which are typically sold on a long-term subscription basis and integrated into our clients’ business processes. Our software-enabled services are generally provided under two- to five-year non-cancelable contracts with required monthly or quarterly payments. We also generate revenues by licensing our software to clients through either perpetual or term licenses, both of which include annually renewable maintenance contracts. As a consequence, a significant portion of our revenues consists of subscription payments and maintenance fees and is contractually recurring in nature. Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed and the volume of transactions.

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, increased as a percentage of total revenues from 52% in the year ended December 31, 2000 to 82% in the year ended December 31, 2007. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

Through a combination of consistent organic growth and acquisitions, we generated revenues of $248.2 million for the year ended December 31, 2007 as compared to revenues of $161.6 million for the year ended December 31, 2005. We generated 76% of our revenues in 2007 from clients in North America and 24% from clients outside North America. Our revenues are highly diversified, with our largest client in 2007 accounting for less than 5% of our revenues. For financial information relating to our business, including geographic information, please see our consolidated financial statements, including the notes thereto.

Since 2005, our business has continued to grow, and we have made significant operational improvements. We acquired EisnerFast, Financial Interactive, Cogent Management and Northport, which enabled us to expand our software-enabled services for alternative investment managers, as well as MarginMan, Open Information Systems and Zoologic, which added software solutions to complement our product suite. We also acquired and integrated the operations of Financial Models Company, which significantly increased our client base and product capabilities. Moreover, we have strengthened our product portfolio through internal development and introduced new offerings for institutional asset managers, alternative investment managers and mortgage and commercial loan managers. On November 23, 2005, SS&C was acquired by SS&C Holdings, which is currently owned principally by funds affiliated with Carlyle and by William C. Stone, our Chairman of the Board and Chief Executive Officer.

Our Industry

The financial services industry is a large, dynamic market and comprises a variety of enterprises and organizations, including institutional asset managers, alternative investment managers, financial institutions, commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers. We expect continued strong growth within the financial services information technology, or IT, market due to growing assets under management, increasing transaction volumes, constantly evolving regulatory requirements and the increasing number, and complexity, of asset classes. According to a 2006 Gartner report, worldwide financial services industry spending on IT services and software is forecasted to grow from $163.5 billion in 2005 to $230.9 billion in 2010, representing a 7.2% compound annual growth rate. Additionally, worldwide financial services spending on outsourced process management is expected to grow from $26.5 billion in 2005 to $40.7 billion in 2010, representing an 8.9% compound annual growth rate. We expect our growth to continue due to a number of factors related to the financial services industry and evolving challenges faced by industry participants, including:

Rapidly Growing Worldwide Financial Services Industry.  As both transaction volumes and assets under management increase, financial services providers require more advanced solutions to automate complex business processes and manage their information processing requirements. For example, according to a 2007 Boston Consulting Group report, the value of professionally managed assets grew by approximately 13% globally to $53.4 trillion in 2006, with the United States accounting for $25.7 trillion of that amount. The average daily trading volume on the New York Stock Exchange increased from 1.04 billion shares in 2000 to 2.78 billion shares in the 2007. Additionally, alternative investment vehicles such as hedge funds and private equity funds have experienced rapid growth. According to a 2007 report of Hedge Fund Research, Inc., the total assets under hedge fund management have increased from $490.6 billion in 2000 to $1.9 trillion in 2007, representing a compound annual growth rate of 21%. To keep pace with the rapid growth in the industry and remain competitive with other industry participants, financial services providers increasingly need to implement advanced software applications or utilize service offerings from third parties to manage their most critical and complex IT processes.

Increasing Willingness to Implement Solutions from Independent Software Vendors and Outsource IT Operations.  Historically, financial services providers have relied in large part on their internal IT departments to supply the systems required to manage, analyze and control vast amounts of data. Rather than internally developing applications that automate business processes, many financial services providers are implementing advanced software solutions from independent software vendors to replace their current systems, which are often cumbersome, time-consuming to operate and expensive to implement, customize, update and support. Additionally, financial services providers globally are outsourcing a growing percentage of their business processes to benefit from best-in-class process execution, focus on core operations, quickly expand into new markets, reduce costs, streamline organizations, handle increased transaction volumes and ensure system redundancy. We believe that one of the key challenges faced by investment management industry participants is how to expand their use of third-party service providers to address the increasing complexity of new products and the growing investor and regulatory information demands. For example, many alternative investment firms lack the substantial in-house IT resources necessary to establish and manage the complex IT infrastructures their investment professionals require. These firms increasingly seek end-to-end solutions that enable them to outsource their operations from the front-office through the back-office.

Asset Classes and Securities Products Growing in Both Number and Complexity.  As the financial services industry has evolved, investment professionals must increasingly track and invest in numerous types of asset classes and securities that are often far more complex than traditional equity and debt instruments, including mortgage- and asset-backed securities, derivatives, swaps, futures, repos and options. These assets require more sophisticated systems to automate functions such as trading and modeling, portfolio management, accounting, performance measurement, reconciliation, reporting, processing and clearing.

Increasing Regulatory Requirements.  Increasing domestic and foreign regulation is forcing compliance with more complicated and burdensome requirements for financial services providers. This has escalated demand for software solutions that both meet compliance requirements and reduce the burden of compliance reporting and enforcement. For example, according to a May 2007 PricewaterhouseCoopers LLP survey, the top two challenges for 2007 cited by investment management industry executives were regulatory uncertainty and regulatory pressures to increase transparency. Financial services providers continue to face increasing regulatory oversight from domestic organizations such as the National Association of Securities Dealers, U.S. Treasury Department, U.S. Securities and Exchange Commission, New York Stock Exchange, National Association of Insurance

Commissioners and U.S. Department of Labor as well as foreign regulatory bodies such as the Office of Supervision of Financial Institutions in Ottawa, Canada, Financial Services Association in London, England and Ministry of Finance in Tokyo, Japan. As the financial services industry continues to grow in complexity, we anticipate regulatory oversight will continue to impose new demands on financial services providers.

Intense Global Competition Among Financial Services Providers.  Competition within the financial services industry has become intense as financial services providers expand into new markets and offer new services to their clients in an effort to maximize their profitability. Additionally, a significant number of small- and medium-sized organizations, such as hedge funds, have begun to compete with large financial institutions as they seek to attract new clients whose assets they can manage. As traditional equity and debt instruments become more commoditized, financial services providers are expanding into more complex product and service offerings to drive profitability. In response to these increasingly competitive conditions worldwide, financial services organizations seek to rapidly expand into new markets, increase front-office productivity by offering investment professionals greater modeling functionality and better tools to solve complex financial problems, and drive cost savings by utilizing software to automate and integrate their mission-critical and labor intensive business processes, provide greater functionality to investment professionals and offer the tools necessary to solve complex financial problems.

Our Competitive Strengths

We believe that our position in the marketplace results from several key competitive strengths, including:

Broad Portfolio of Products and Services Focused on Financial Services Organizations.  Our broad portfolio of over 50 software products and software-enabled services allows professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, devote more time to critical business decisions and reduce costs. Our products and services automate our clients’ most mission-critical, complex business processes, and improve their operational efficiency. We believe our product and service offerings position us as a leader within the specific sectors of financial services software and services in which we compete. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our solutions allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing.

Enhanced Profitability Through Software Ownership.  We use our proprietary software products and infrastructure to provide our software-enabled services, strengthening our overall operating margins. Because we use our own products in the execution of our software-enabled services and generally own and control our products’ source code, we can quickly identify and deploy product improvements and respond to client feedback, enhancing the competitiveness of our software and software-enabled service offerings. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not provide a comparable software-enabled services model and therefore do not have the same level of hands-on experience with their products.

Attractive Operating Model.  We believe we have an attractive operating model due to the contractually recurring nature of our revenues, the scalability of our software and software-enabled services, the significant operating cash flow we generate and our highly effective sales and marketing model.

Growing Contractually Recurring Revenues.  We continue to focus on growing our contractually recurring revenues from our software-enabled services and our maintenance contracts because they provide greater predictability in the operation of our business and enable us to strengthen long-term relationships with our clients. Contractually recurring revenues represented 82% of total revenues for the year ended December 31, 2007, up from 52% of total revenues in 2000.

Scalable Software and Software-enabled Services.  We have designed our software and software-enabled services to accommodate significant additional business volumes with limited incremental costs. The ability to generate additional revenues from increased volumes without incurring substantial incremental costs provides us with opportunities to improve our operating margins.

Significant Operating Cash Flow.  We are able to generate significant operating cash flows due to our strong operating margins and the relatively modest capital requirements needed to grow our business.

Highly Effective Sales and Marketing Model.  We utilize a direct sales force model that benefits from significant direct participation by senior management. We achieve significant efficiency in our sales model by leveraging the Internet as a direct marketing medium. Approximately every two weeks, we deliver over 300,000 electronic newsletters to industry participants worldwide. These eBriefings are integrated with our corporate website, www.ssctech.com, and are the source for a substantial number of our sales leads. Our deep domain knowledge and extensive participation in day-to-day investment, finance and fund administration activities enable us to create informative and timely articles that are the basis of our eBriefings.

Deep Domain Knowledge and Extensive Industry Experience.  As of December 31, 2007, we had 868 development and service professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries.

Trusted Provider to Our Highly Diversified and Growing Client Base.  By providing mission-critical, reliable software products and services for more than 20 years, we have become a trusted provider to the financial services industry. We have developed a large and growing installed base within multiple segments of the financial services industry. Our clients include some of the largest and most well-recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations in 1987. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at lower cost.

Superior Client Support and Focus.  Our ability to rapidly deliver improvements and our reputation for superior service have proven to be a strong competitive advantage when developing client relationships. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. We also offer the Solution Center, an interactive website that serves as an exclusive online client community where clients can find answers to product questions, exchange information, share best practices and comment on business issues. We believe a close and active service and support relationship significantly enhances client satisfaction, strengthens client relationships and furnishes us with information regarding evolving client issues.

Our Growth Strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services and New Proprietary Software.  Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $30.9 million for the year ended December 31, 2004 to $141.3 million for the year ended December 31, 2007, representing a compound annual growth rate of 66%.

Expand Our Client Base.  Our client base of more than 4,000 clients represents a fraction of the total number of financial services providers globally. As a result, we believe there is substantial opportunity to grow our client base over time as our products become more widely adopted. We have a substantial opportunity to capitalize on the increasing adoption of mission-critical, sophisticated software and software-enabled services by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain. Our direct sales force principally targets financial services providers that are not currently our clients.

Increase Revenues from Existing Clients.  We believe our established client base presents a substantial opportunity for growth. Revenues from our existing clients generally grow along with the amount and complexity of assets that they manage and the volume of transactions that they execute. While we expect to continue to benefit from the financial services industry’s growing assets under management, expanding asset classes, and increasing transaction volumes, we also intend to leverage our deep understanding of the financial services industry to identify other opportunities to increase our revenues from our existing clients. Many of our current clients use our products for a minority of their total assets under management and investment funds, providing us with significant opportunities to expand our business relationship and revenues. We have been successful in, and expect to continue to focus our marketing efforts on, providing additional modules or features to the products and services our existing clients already use, as well as cross-selling our other products and services. Additionally, we intend to sell additional software products and services to new divisions and new funds of our existing client base. Our client services team is primarily responsible for expanding our relationships with current clients. Moreover, our high quality of service helps us maintain significant client retention rates and longer lasting client relationships.

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies.  We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, add new clients, supplement our internal development efforts and accelerate our expected growth. We believe that our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at attractive valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 23 businesses that we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our acquisition candidates to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. For example, the acquisitions of EisnerFast, Cogent and Northport have expanded our software-enabled services offerings to the alternative investment management market, which is one of our fastest growing businesses today. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients and scale revenues. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence.  We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In 2007, we generated 24% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We believe that the hiring of more sales personnel will lead to increased international sales. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity. We plan to expand our international market presence by leveraging our existing software products and software-enabled services for alternative investment managers, which to date have primarily been implemented by U.S.-based alternative investment management firms.

Our Acquisitions

Since 1995, we have acquired over 20 businesses within our industry. We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment, and that:

•	provide complementary products or services in the financial services industry;

•	address a highly specialized problem or a market niche in the financial services industry;

•	expand our global reach into strategic geographic markets;

•	have solutions that lend themselves to being delivered as software-enabled services; and

•	possess proven technology and an established client base that will provide a source of ongoing revenues and to whom we may be able to sell existing products and services.

Our senior management receives numerous acquisition proposals for its consideration. We receive referrals from several sources, including clients, investment banks and industry contacts. We believe, based on our experience, that there are numerous solution providers addressing highly particularized financial services needs or providing specialized services that would meet our acquisition criteria.

Below is a table summarizing our acquisitions.

			Acquired Products and
Date	Acquired Business	Contract Purchase Price*	Services Currently Offered

March 1995	Chalke	$10,000,000	PTS
November 1997	Mabel Systems	$850,000 and 109,224 shares	Mabel
December 1997	Shepro Braun Systems	1,500,000 shares	Total Return, Antares
March 1998	Quantra	$2,269,800 and 819,028 shares	SKYLINE
April 1998	The Savid Group	$821,500	Debt & Derivatives
March 1999	HedgeWare	1,028,524 shares	AdvisorWare
March 1999	Brookside	41,400 shares	Consulting services
November 2001	Digital Visions	$1,350,000	PortPro, The BANC Mall, PALMS
January 2002	Real-Time, USA	$4,000,000	Real-Time, Lightning
November 2002	DBC	$4,500,000	Municipal finance products
December 2003	Amicorp Fund Services	$1,800,000	Fund services
January 2004	Investment Advisory Network	$3,000,000	Compass, Portfolio Manager
February 2004	NeoVision Hypersystems	$1,600,000	Heatmaps
April 2004	OMR Systems	$19,671,000	TradeThru, Xacct
February 2005	Achievement Technologies	$470,000	SamTrak
February 2005	EisnerFast	$25,300,000	Fund services
April 2005	Financial Models Company	$159,000,000	FMC suite of products
June 2005	Financial Interactive	358,424 shares and warrants to purchase 50,000 shares	FundRunner
August 2005	MarginMan	$5,600,000	MarginMan
October 2005	Open Information Systems	$24,000,000	Money Market Manager, Information Manager
March 2006	Cogent Management	$12,250,000	Fund services
August 2006	Zoologic	$3,000,000	Education and training courseware
March 2007	Northport	$5,000,000	Fund services

*	Share references are to shares of SS&C common stock after giving effect to SS&C’s three-for-two common stock split in the form of a stock dividend effective as of March 2004.

Many of our acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. For example, with our acquisitions of Shepro Braun Systems and HedgeWare, we began providing portfolio management and accounting software to the hedge funds and family offices market. We began offering property management products to the real estate property management industry after we acquired Quantra and started selling financial modeling products to the municipal finance groups market after the DBC acquisition. Our acquisition of OMR Systems Corporation and OMR Systems International Limited, which we refer to collectively as OMR, allowed us to offer integrated, global solutions to financial institutions and hedge funds through our TradeThru software and Xacct services. The acquisitions of EisnerFast, Cogent and Northport expanded our software-enabled services to the hedge fund and private equity markets. With our acquisition of FMC, we complemented and expanded our product and service offerings to meet the front-, middle- and back-office needs of the investment management industry. The addition of new products and services also enabled us to market other products and services to acquired client bases. Some acquisitions have also provided us with new technology, such as the Heatmaps data visualization product developed by NeoVision Hypersystems, Inc.

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

Products and Services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of over 50 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

The following chart summarizes our principal software products and services, typical users and the vertical markets each product serves. Most of these products are also used to deliver our software-enabled services.

Products	Typical Users	Vertical Markets Served

Portfolio Management/Accounting
AdvisorWare
Altair
CAMRA
CAMRA D Class
Debt & Derivatives
FundRunner
FundRunner Investorsite
FundRunner Marathon
Lightning
Pacer
Pages
PALMS
PortPro
Recon
SS&C Wealth Management Suite Front Office
Sylvan	Portfolio managers Asset managers Fund administrators Investment advisors Accountants Auditors Alternative investment managers Brokers/dealers	Alternative investment managers Corporate treasury groups Financial institutions Institutional asset managers Insurance & pension funds
Total Return

Products	Typical Users	Vertical Markets Served

Trading/Treasury Operations
Antares Heatmaps MarginMan Suite Front Office TradeDesk TradeThru	Securities traders Financial institutions Risk managers Foreign exchange traders Asset managers	Alternative investment managers Corporate treasury groups Financial institutions Institutional asset managers Insurance & pension funds
Financial Modeling
AnalyticsExpress DBC (family of products) Finesse HD PTS	CEO/CFOs Risk managers Actuarial professionals Bank asset/liability managers Investment bankers State/local treasury staff Financial advisors	Insurance & pension funds Financial institutions Municipal finance groups
Loan Management/Accounting
LMS Loan Suite LMS Originator LMS Servicer The BANC Mall	Mortgage originators Commercial lenders Mortgage loan servicers Mortgage loan portfolio managers Real estate investment managers Bank/credit union loan officers	Commercial lenders Financial institutions Insurance & pension funds
Property Management
SKYLINE (family of products) SamTrak	Real estate investment managers Real estate leasing agents Real estate property managers Facility managers	Real estate leasing/property managers
Money Market Processing
Information Manager Money Market Manager	Financial institutions Custodians Security lenders Cash managers	Financial institutions
Training
Zoologic Learning Solutions	Financial institutions Asset managers Hedge fund managers Investment bankers	All verticals

Services	Typical Users	Vertical Markets Served

Software-enabled services
SS&C Direct	Portfolio managers	Alternative investment managers
SS&C Fund Services	Asset managers	Financial institutions
SSCNet	Fund administrators	Institutional asset managers
SVC	Investment advisors	Insurance and pension funds
Alternative investment managers
Securities traders

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

Lightning.  Lightning is a comprehensive software-enabled service supporting the front-, middle- and back-office processing needs of commercial banks and broker-dealers of all sizes and complexity. Lightning automates a number of processes, including trading, sales, funding, accounting, risk analysis and asset/liability management.

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

PortPro.  PortPro delivers Internet-based portfolio accounting and is available as a software-enabled service. PortPro helps financial institutions effectively measure, analyze and manage balance sheets and investment portfolios. PortPro is offered as a stand-alone product or as a module of Lightning. PortPro includes bond accounting and analytics.

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

Suite Front Office.  A web-based service, Suite Front Office combines our core asset management product functionalities into an innovative, visually appealing, and easy-to-use interface. Suite provides an integrated suite with best-of-breed components — modeling, trading, portfolio accounting, client communications and other mission critical workflows — as an on-demand, software-enabled service.

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

Trading/Treasury Operations

Our comprehensive real-time trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Our full-service trade processing system delivers comprehensive processing for global treasury and derivative operations. Solutions are available to clients either through a license or as a software-enabled service.

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

TradeThru.  TradeThru is a web-based treasury and derivatives operations service that supports multiple asset classes and provides multi-bank, multi-entity and multi-currency integration of front-, middle- and back-office trade functions for financial institutions. TradeThru is available either through a license or as a software-enabled service. The system delivers automated front- to back-office functions throughout the lifecycle of a trade, from deal capture to settlement, risk management, accounting and reporting. TradeThru also provides data to other external systems, such as middle-office analytic and risk management systems and general ledgers. TradeThru provides one common instrument database, counterparty database, audit trail and end-of-day runs.

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

The BANC Mall.  The BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. The BANC Mall provides, as a software-enabled service, online lending, leasing and research tools that deliver critical information for credit processing and loan administration. Clients use The BANC Mall on a fee-for-service basis to access more than a dozen data providers.

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

•	commercial

•	retirement communities

•	residential

•	universities

•	retail

•	hospitals

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

Training

Zoologic Learning Solutions.  Zoologic Learning Solutions is a suite of learning solutions that provides in-depth, introductory and continuing education training at all levels, offering mix-and-match courses easily configured into curriculums that meet our clients’ needs. It includes instructor-led training, web-based courseware and program design.

Software-Enabled Services

SS&C Direct.  We provide comprehensive software-enabled services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. The SS&C Direct service includes:

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

SS&C Fund Services.  We provide comprehensive on- and offshore fund administration services to hedge fund and other alternative investment managers using our proprietary software products. SS&C Fund Services offers fund manager services, transfer agency services, funds of funds services, tax processing and accounting and processing. SS&C Fund Services supports all fund types and investment strategies. Market segments served include:

•	hedge fund managers

•	investment managers

•	funds of funds managers

•	commodity pool operators

•	commodity trading advisors

•	proprietary traders

•	family offices

•	private equity groups

•	private wealth groups

•	separate managed accounts

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

Software and Service Delivery Options

Our delivery methods include software-enabled services, software licenses with related maintenance agreements, and blended solutions. All of our software-enabled services are built around and leverage our proprietary software.

Software-Enabled Services.  We provide a broad range of software-enabled services for our clients. By utilizing our proprietary software and avoiding the substantial use of third-party products to provide our software-

enabled services, we are able to greatly reduce potential operating risks, efficiently tailor our products and services to meet specific client needs, significantly improve overall service levels and generate high overall operating margins and cash flow. Our software-enabled services are generally provided under two- to five-year non-cancelable contracts with required monthly and quarterly payments. Pricing on our software-enabled services varies depending upon the complexity of the services being provided, the number of users, assets under management and transaction volume. Importantly, our software-enabled services allow us to leverage our proprietary software and existing infrastructure, thereby increasing our aggregate profits and cash flows. For the year ended December 31, 2007, revenues from software-enabled services represented 56.9% of total revenues.

Software License and Related Maintenance Agreements.  We license our software to clients through either perpetual or term licenses, both of which include annually renewable maintenance contracts. Maintenance contracts on our core enterprise software products, which typically incorporate annual pricing increases, provide us with a stable and contractually recurring revenue base due to average revenue retention rates of over 90% in each of the last five years. We typically generate additional revenues as our existing clients expand usage of our products. For the year ended December 31, 2007, license and maintenance revenues represented 11.1% and 25.0% of total revenues, respectively.

Blended Solutions.  We provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that this capability further differentiates us from many of our competitors that are unable to provide this level of service.

Professional Services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2007, revenues from professional services represented 7.0% of total revenues.

Product Support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the Solution Center, a website that serves as an exclusive online community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. Approximately every two weeks, we distribute via the Internet our software and services eBriefings, which are industry-specific articles in our eight vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, e.Training, and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 4,000 clients globally in eight vertical markets in the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2007, our top 10 clients represented approximately 21% of revenues, with no single client accounting for more than 5% of revenues.

Sales and Marketing

We believe a direct sales organization is essential to the successful implementation of our business strategy, given the complexity and importance of the operations and information managed by our products, the extensive regulatory and reporting requirements of each industry, and the unique dynamics of each vertical market. Our dedicated direct sales and support personnel continually undergo extensive product and sales training and are located in our various sales offices worldwide. We also use telemarketing to support sales of our real estate property management products and work through alliance partners who sell our software-enabled services to their correspondent banking clients.

Our marketing personnel have extensive experience in high tech marketing to the financial services industry and are responsible for identifying market trends, evaluating and developing marketing opportunities, generating client leads and providing sales support. Our marketing activities, which focus on the use of the Internet as a cost-effective means of reaching current and potential clients, include:

•	content-rich, periodic software and services ebriefings targeted at clients and prospects in each of our vertical and geographic markets,

•	regular product-focused webinars,

•	seminars and symposiums,

•	trade shows and conferences, and

•	e-marketing campaigns.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2005, 2006 and 2007 were $21.3 million, $23.6 million and $26.3 million, respectively.

Our research and development engineers work closely with our marketing and support personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. We have generally issued a major release of our core products during the second or third quarter of each fiscal year, which includes both functional and technical enhancements. We also provide an annual release in the fourth quarter to reflect evolving regulatory changes in time to meet clients’ year-end reporting requirements.

Competition

The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants, although high conversion costs can create barriers to adoption of new products or technologies. The market is fragmented and served by both large-scale players with broad offerings as well as firms that target only local markets or specific types of clients. We also face competition from information systems developed and serviced internally by the IT departments of large financial services firms. We believe that we generally compete effectively as to the factors identified for each market below, although some of our existing competitors and potential competitors have substantially greater financial, technological and marketing resources than we have and may offer products with different functions or features that are more attractive to potential customers than our offerings.

Alternative Investments:  In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, one group consisting of independent specialized administration providers, which are generally smaller than us, and the other including prime brokerage firms offering fund administration services. Major competitors in this market include CITCO Group, State Street Bank and BISYS. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software. Although no company is dominant in this market, we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Asset Management:  In the asset management market, we compete with a variety of other vendors depending on customer characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as SunGard, Mellon Financial (Eagle Investment Systems) and Advent, to smaller providers of specialized applications and technologies such as StatPro, Charles River and others. We also compete with internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment. Our strengths in this market are our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients. Although no company is dominant in this market, we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Insurance and Pension Funds:  In our insurance market, we compete with a variety of vendors depending on customer characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from large providers of portfolio management systems, such as State Street Bank (Princeton Financial Systems) and SunGard, to smaller providers of specialized applications and services.

We also compete with outsourcers, as well as the internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing insurance and pension plan systems are the accuracy, timeliness and reporting of processed information provided to internal and external customers, features and adaptability of the software, level and quality of customer support, economies of scale and return on investment. Our strengths in this market are our years of experience, our top-tier clients, our ability to provide solutions by multiple delivery methods, our cost-effective and customizable solutions and our expertise. We believe that we have a strong competitive position in this market.

Real Estate Property Management:  In the real estate property management market, we compete with numerous software vendors consisting of smaller specialized real estate property management solution providers and larger property management software vendors with more dedicated resources than our real estate property management business, such as Yardi and Intuit. The key competitive factors in marketing property management systems are the features and adaptability of the software, level of quality and customer support, degree of responsiveness and overall net cost. Our strengths in this market are the quality of our software and our reputation with our clients. This is a very fragmented market with many competitors.

Financial Institutions:  In our financial institutions market, there are multiple software and services vendors that are either smaller providers of specialized applications and technologies or larger providers of enterprise systems, such as SunGard and Misys. We also compete with outsourcers as well as the internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing financial institution software and services including accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market are our flexible technology platform and our ability to provide integrated solutions for our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Commercial Lending:  In the commercial lending market, we compete with a variety of other vendors depending on customer characteristics such as size, type, location and functional requirements. Competitors in this market range from large competitors whose principal businesses are not in the loan management business, such as PNC Financial Services (Midland Loan Services), to smaller providers of specialized applications and technologies. The key competitive factors in marketing commercial lending solutions are the accuracy, timeliness and reporting of processed information provided to customers, level of software development expertise, level and quality of customer support and features and adaptability of the software. Our strength in this market is our ability to provide both broadly diversified and customizable solutions to our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Corporate Treasury:  In the corporate treasury market, we compete with larger competitors of end-to-end corporate treasury solutions like SimCorp and SunGard. The key competitive factors in marketing corporate treasury solutions are the features and complexity of our software, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market are our broadly diversified portfolio of software solutions, our ability to provide integrated solutions and our flexible delivery mechanisms. We face the competitive challenge that we are a relatively new entrant in this market.

Proprietary Rights

We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “Item 1A. Risk Factors — Risks Relating to Our Business — If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.”

Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

As of December 31, 2007, we had 1,059 full-time employees, consisting of:

•	195 employees in research and development;

•	579 employees in consulting and services;

•	77 employees in sales and marketing;

•	94 employees in client support; and

•	114 employees in finance and administration.

As of December 31, 2007, 361 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have a good relationship with our employees.

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

We have incurred a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness of $443.0 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $205.0 million of 11 3/4% senior subordinated notes due 2013 and $238.0 million of secured indebtedness under our term loan B facility.

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

We are obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $43 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Risks Relating to Our Business

Our business is greatly affected by changes in the state of the general economy and the financial markets, and a slowdown or prolonged downturn in the general economy or the financial services industry could disproportionately affect the demand for our products and services.

Our clients include a range of organizations in the financial services industry whose success is intrinsically linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or prolonged downturns in the general economy and the financial services industry could disproportionately affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:

•	cancel or reduce planned expenditures for our products and services;

•	seek to lower their costs by renegotiating their contracts with us;

•	move their IT solutions in-house;

•	switch to lower-priced solutions provided by our competitors; or

•	exit the industry.

If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our obligations to the holders of our 11 3/4% senior subordinated notes due 2013 and our other lenders, could be materially adversely affected.

Further or accelerated consolidations in the financial services industry could result in a decline in demand for our products and services.

If financial services firms continue to consolidate, as they have over the past decade, there could be a decline in demand for our products and services. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our revenues. For instance, in 2007, a client that represented 4.5% of our revenues in 2007 was acquired in a tender offer transaction. Although the effect of the acquisition on our business is not yet known, if that client were to stop using our products and services as a result of the acquisition, it could cause a significant decrease in our revenues, at least in the short term.

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

Some of our current and potential competitors have significantly greater financial, technical and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our business may not grow as expected and may decline.

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

Our failure to continue to derive substantial revenues from the licensing of, or the provision of software-enabled services related to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software, and the provision of maintenance and professional services in support of such licensed software, could adversely affect our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 52% of our revenues for the year ended December 31, 2007. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

Our failure to enhance our existing products and services and to develop and introduce new products and services to promptly address the needs of the financial markets could adversely affect our business and results of operations.

Undetected software design defects, errors or failures may result in loss of our clients’ data, litigation against us and harm to our reputation and business.

Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of client data or require design modifications. We cannot assure you that, despite testing by us and our clients, errors will not be found in new products, which errors could result in data unavailability, loss or corruption of client assets, litigation and other claims for damages against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from ongoing operations of the company. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our operating results and financial condition.

Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations.

For the years ended December 31, 2005, 2006 and 2007, international revenues accounted for 37%, 40% and 41%, respectively, of our total revenues. We sell certain of our products, such as Altair, Mabel and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:

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

The Carlyle Group and its affiliates own a substantial majority of the fully diluted equity of SS&C Holdings, and, therefore, have the power to control our affairs and policies. Carlyle and its affiliates also control, to a large degree, the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Carlyle and its affiliates could conflict with the interests of note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle, as equity holders, might conflict with the interests of note holders. Carlyle and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a note holder. Additionally, Carlyle and its affiliates are in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices, which consist of 73,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in thirteen locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Tokyo, Japan; Curacao, the Netherlands Antilles; Dublin, Ireland; and Sydney, Australia.

Item 3.	Legal Proceedings

In connection with the Transaction, two purported class action lawsuits were filed against us, each of our directors and, with respect to the first matter described below, SS&C Holdings, in the Court of Chancery of the State of Delaware, in and for New Castle County.

The first lawsuit was Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit was Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purported to state claims for breach of fiduciary duty against all of our directors at the time of filing of the lawsuits. The complaints alleged, among other things, that (1) the merger would benefit our management or The Carlyle Group at the expense of our public stockholders, (2) the merger consideration to be paid to stockholders was inadequate or unfair and did not represent the best price available in the marketplace for us, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to our stockholders in negotiating and approving the merger. Each complaint sought, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it were completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper. The plaintiffs had not sought a specific amount of monetary damages.

The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which we agreed to make certain additional disclosures to our stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. Under the settlement agreement, we agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. The settlement agreement was subject to customary conditions, including court approval following notice to our stockholders. The court did not find that the settlement agreement was fair, reasonable and adequate and disapproved the proposed settlement on November 29, 2006. The court criticized plaintiffs’ counsel’s handling of the litigation, noting that the plaintiffs’ counsel displayed a lack of understanding of basic terms of the merger, did not appear to have adequately investigated the plaintiffs’ potential claims and was unable to identify the basic legal issues in the case. The court also raised questions about the process leading up to the Transaction, which process included Mr. Stone’s discussions of potential investments in, or acquisitions of, SS&C, without prior formal authorization of our board, but the court did not make any findings of fact on the litigation other than that there were not adequate facts in evidence to support the settlement. The plaintiffs decided to continue the litigation following rejection of the settlement, and the parties proceeded with discovery.

On November 28, 2007, plaintiffs moved to withdraw from the lawsuit with notice to SS&C’s former shareholders. On January 8, 2008, the defendants opposed plaintiffs’ motion for notice to shareholders in connection with their withdrawal and moved for sanctions against plaintiffs and removal of confidentiality restrictions on plaintiffs’ discovery materials. At a hearing on February 8, 2008, the court orally granted plaintiffs’ motion to withdraw, declined to order notice and took defendants’ motion for sanctions under advisement. In its memorandum opinion and order dated March 6, 2008, the court granted in part defendants’ motion for sanctions, awarding attorneys’ fees and other expenses that defendants reasonably incurred in defending plaintiffs’ motion to withdraw and in bringing a motion to unseal the record and for sanctions. The court noted that further proceedings were required to determine the proper amount of the award, and it directed the parties to submit a schedule to bring this matter to a conclusion.

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

					Predecessor
	Successor		Combined(1)	Successor	Year Ended December 31,
	Year	Year	Year	November 23	January 1
	Ended	Ended	Ended	through	through
	December 31,	December 31,	December 31,	December 31,	November 22,
	2007(6)	2006(5)	2005(4)	2005	2005	2004(3)	2003(2)
	(In thousands)

Statement of Operations Data:
Revenues	$248,168	$205,469	$161,634	$17,665	$143,969	$95,888	$65,531
Operating income	48,730	43,869	9,239	5,463	3,776	29,413	18,378
Net income	6,575	1,075	1,543	831	712	19,010	11,796
Cash dividends declared per share	—	—	$0.08	—	$0.08	$0.22	$0.067

	Successor			Predecessor
	2007(6)	2006(5)	2005(4)	2004(3)	2003(2)

Balance Sheet Data (at period end):
Total assets	$1,190,495	$1,152,521	$1,176,371	$185,663	$82,585
Total long-term debt, including current portion	443,009	471,929	488,581	—	—
Stockholder’s equity	612,593	563,132	577,133	156,094	61,588

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through November 22, 2005 and the Successor period from November 23, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles (GAAP) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	On December 12, 2003, we acquired the assets and business of Amicorp Group’s fund services business.

(3)	On January 16, 2004, we acquired the assets and business of Investment Advisory Network, LLC. On February 17, 2004 we acquired the assets and business of NeoVision Hypersystems, Inc. On April 12, 2004, we acquired all the outstanding shares of OMR Systems Corporation and OMR Systems International, Ltd.

(4)	On February 11, 2005, we acquired the assets and business of Achievement Technologies, Inc. On February 28, 2005, we acquired all the membership interests in EisnerFast LLC. On April 19, 2005, we acquired substantially all the outstanding stock of Financial Models Company Inc. On June 3, 2005, we acquired all the outstanding stock of Financial Interactive, Inc. On August 24, 2005, we acquired the assets and business of

MarginMan. On October 31, 2005, we acquired all the outstanding stock of Open Information Systems, Inc. See Notes 2 and 10 of notes to our consolidated financial statements.

(5)	On March 3, 2006, we acquired all of the outstanding stock of Cogent Management Inc. On August 31, 2006, we acquired the assets and business of Zoologic, Inc. See Notes 2 and 10 of notes to our consolidated financial statements.

(6)	On March 12, 2007, we acquired all of the outstanding stock of Northport LLC. See Notes 2 and 10 of notes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 4,000 clients, principally within the institutional asset management, alternative investment management and financial institutions sectors.

In 2006 and 2007, we accomplished four primary objectives: expanded our presence in current markets and entered a new market, increased our recurring revenues, enhanced our operating income and paid down debt and reduced our debt leverage.

Through two acquisitions in 2006, we expanded our presence in the alternative investment market and entered the financial services training market. In March 2006, we acquired Cogent Management Inc., a provider of services to the alternative investment management market. We combined the Cogent business with our SS&C Fund Services business and increased our presence in this market. In August 2006, we entered a new market with our acquisition of the assets of Zoologic Inc., a provider of web-based courseware and training for the financial services industry. We further expanded our services in the alternative investment market in March 2007 when we acquired the assets of Northport LLC. In 2005, we expanded our presence in the international market with both the acquisition of FMC, which had operations in both London and Australia and the acquisition of MarginMan, which had operations in Ireland. In 2006, we expanded our European operations by offering our alternative asset market services in the European market. Since the beginning of 2005, our headcount outside North America has increased by approximately 50 employees or 100%, and we expect it will continue to increase in future periods. As a result, our revenue outside of North America has increased from $38.9 million in 2005 to $60.2 million in 2007.

As we have expanded our business, we have focused on increasing our contractually recurring revenues, which include maintenance revenues and software-enabled services revenues. We have seen increased demand in the financial services industry for our software-enabled services. This demand has been both from existing customers increasing services they purchase from us and from selling our services to new customers. To support that demand, we have taken a number of steps, such as automating our software-enabled services delivery methods, providing our employees with sales incentives and acquiring businesses that offer software-enabled services or that have a large base of maintenance clients. We believe that increasing the portion of our total revenues that are contractually recurring gives us the ability to better plan and manage our business and helps us to reduce the fluctuations in revenues and cash flows typically associated with software license revenues. Our software-enabled services revenues increased from $75.1 million, or 46% of total revenues, in 2005 to $141.3 million, or 57% of total revenues, in 2007. Our maintenance revenues increased from $47.8 million in 2005 to $61.9 million in 2007. Maintenance customer retention rates have continued to be in excess of 90% and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have invested in increased personnel, facilities expansion and information technology. As a result of these investments and the fact that software-enabled services have lower gross margins than license and maintenance revenues, our overall gross margin percentage has been affected. We expect our contractually recurring revenues to continue to increase as a percentage of our total revenues.

While increasing our contractually recurring revenues, we also focus on increasing our profitability. Although operating expenses increased in terms of dollars due to our acquisitions, we reduced operating expenses as a percentage of total revenues from 30% in 2005, excluding costs related to the Transaction, to 28% in 2007. We believe that our success in managing operating expenses results from a disciplined approach to cost controls, our focus on operational efficiencies, identification of synergies related to acquisitions and more cost-effective marketing programs.

In 2007, we generated $57.1 million of net cash from operating activities. We used $37.5 million, net of borrowings, to pay down debt. Our operating results improvements and the reduction of debt resulted in a reduction of our consolidated total leverage ratio from 6.43x as of December 31, 2005 to 4.30x as of December 31, 2007.

The Going-Private Transaction

On November 23, 2005, SS&C Holdings acquired SS&C through the merger of Sunshine Merger Corporation, a wholly owned subsidiary of SS&C Holdings, with and into SS&C, with SS&C being the surviving company and a wholly owned subsidiary of SS&C Holdings.

The accompanying financial information is presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The results of operations for the years ended December 31, 2006 and 2007 are the results of operations of SS&C and its consolidated subsidiaries (Successor). Our results of operations for 2005 consist of SS&C’s consolidated results of operations for the Predecessor period from January 1, 2005 through November 22, 2005 and for the Successor period from November 23, 2005 through December 31, 2005. To facilitate comparison among the annual periods, we have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor periods in the year ended December 31, 2005 to the year ended December 31, 2006. Although this presentation does not comply with GAAP, we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

Effect of the Going-Private Transaction

As a result of the Transaction, our assets and liabilities, including client relationships, completed technology and trade names, were adjusted to their fair market values as of the closing date. These adjusted valuations resulted in an increase in our cost of revenue and operating expenses due to the increase in expense related to amortization of intangible assets.

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

The valuation assigned to our intangible assets at the date of the Transaction was as follows:

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

Additionally, as discussed below in “— Liquidity and Capital Resources,” we incurred significant indebtedness in connection with the consummation of the Transaction, and our total indebtedness and related interest expenses are significantly higher than prior to the Transaction. We are obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $43 million annually.

Strategic Acquisitions

To complement our organic growth, we evaluate and execute acquisitions that expand our client base, increase our market presence both in the United States and abroad, expand the breadth of our proprietary software and software-enabled service offerings and enhance our strategic assets. Since the beginning of 2005, we have spent approximately $235 million in cash to acquire nine financial services businesses.

The following table lists the businesses we have acquired since 2004:

Acquired Business	Acquisition Date	Description

Northport	March 12, 2007	Alternative investment fund management services
Zoologic	August 31, 2006	Web-based training software
Cogent Management	March 3, 2006	Alternative investment fund management services
Open Information Systems	October 31, 2005	Money market processing software and services
MarginMan	August 24, 2005	Collateralized trading software and services
Financial Interactive	June 3, 2005	Investor relations software and services
Financial Models Company	April 19, 2005	Investment management software and services
EisnerFast	February 28, 2005	Alternative investment fund management services
Achievement Technologies	February 11, 2005	Facilities management software

Critical Accounting Estimates and Assumptions

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

Software-enabled services revenues, which are based on a monthly fee or transaction-based, are recognized as the services are performed. Software-enabled services are provided under arrangements that generally have terms of two to five years and contain monthly or quarterly fixed payments, with additional billing for increases in market value of a client’s assets, pricing and trading activity under certain contracts.

We recognize software-enabled services revenues in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition”, on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. We do not recognize any revenues before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon our summarization of account information and trading volume.

We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2) to all software transactions. We recognize revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Our products generally do not require significant modification or customization of the underlying software and, accordingly, the implementation services we provide are not considered essential to the functionality of the software.

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the client has been provided with access codes that allow for immediate possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for perpetual software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and support arrangement based on the fair value, which is derived from renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the contract.

We also sell term licenses with maintenance. These arrangements range from one to seven years. Vendor-specific objective evidence does not exist for the maintenance element in the term licenses, and revenues are therefore recognized ratably over the contractual term of the arrangement.

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

Long-lived Assets, Intangible Assets and Goodwill

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired) using reporting units identified for the purpose of assessing potential future impairments of goodwill.

We apply the provisions of SFAS 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We considered a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge and thus materially different results of operations.

Acquisition Accounting

In connection with our acquisitions, we apply the provisions of SFAS No. 141, “Business Combinations,” and allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets and goodwill. We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the discounted estimated future cash flows from the product sales of such completed technology. While actual results during the years ended December 31, 2007, 2006 and 2005 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

Stock-based Compensation

As of the date of the Transaction, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective method, which requires companies to record stock compensation expense over the remaining service period for all unvested awards as of the adoption date. Accordingly, prior period amounts have not been restated. Using the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

SS&C Holdings grants stock options to our employees and directors under the SS&C Holdings 2006 equity incentive plan. Given the lack of a public market for SS&C Holdings common stock, SS&C Holdings board of directors must determine the fair value of SS&C Holdings common stock on the date of grant, which requires making complex and subjective judgments. The SS&C Holdings board has reviewed and considered a number of factors when determining the fair value of SS&C Holdings common stock, including:

•	the value of our business as determined at arm’s length in connection with the Transaction;

•	significant business milestones that may have affected the value of our business subsequent to the Transaction;

•	the continued risks associated with our business;

•	the economic outlook in general and the condition and outlook of our industry;

•	our financial condition and expected operating results;

•	our level of outstanding indebtedness;

•	the market price of stocks of publicly traded corporations engaged in the same or similar lines of business; and

•	as of July 31, 2006 and March 31, 2007, analyses using a weighted average of three generally accepted valuation procedures: the income approach, the market approach — publicly traded guideline company method and the market approach — transaction method.

The following table summarizes information about stock options granted by SS&C Holdings since August 2006:

				Weighted-Average Fair Value of
			Fair Value of	Options by Vesting Type (1):
		Exercise	Underlying			Change in
Grant Date	Shares	Price	Stock	Time	Performance	Control

August 2006	1,165,831	$74.50	$74.50	$31.08	$32.98	$21.23
November 2006	10,500	74.50	74.50	30.75	32.61	21.23
March 2007	23,000	74.50	74.50	30.69	32.54	7.41
May 2007	17,500	98.91	98.91	40.85	43.32	9.09
June 2007	3,000	98.91	98.91	41.37	43.89	8.64

(1)	The weighted-average fair value of options by vesting type represents the value as determined under SFAS 123R at the grant date. These fair values do not reflect the re-valuation of certain options related to modifications effected in April 2007, as more fully described in Note 9 to the consolidated financial statements for the year ended December 31, 2007.

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

On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). At adoption, we had $5.3 million of liabilities for unrecognized tax benefits. The adoption of FIN 48 resulted in a reclassification of certain tax liabilities from current to non-current and to certain related deferred tax assets. We did not record a cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of January 1, 2007, accrued interest related to unrecognized tax benefits was less than $0.1 million. We recognize accrued interest and penalties relating to the unrecognized tax benefits as a component of the income tax provision.

As of December 31, 2007, we had $6.7 million of liabilities for unrecognized tax benefits. Of this amount, $5.9 million relates to uncertain income tax positions that either existed prior to or were created as a result of the Transaction and would decrease goodwill if recognized. The remainder of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

The following table sets forth revenues (dollars in thousands) and changes in revenues for the periods indicated:

				Successor	Predecessor
				Period from	Period from
	Successor		Combined	November 23,	January 1,
	Year Ended	Year Ended	Year Ended	2005 through	2005 through
	December 31,	December 31,	December 31,	December 31,	November 22,	Percent Change from Prior Year
	2007 ,	2006 ,	2005 ,	2005 ,	2005 ,	2007	2006 ,

Revenues:
Software licenses	$27,514	$22,925	$23,734	$3,587	$20,147	20.0%	(3.4)%
Maintenance	61,910	55,222	47,765	3,701	44,064	12.1	15.6
Professional services	17,491	19,582	15,085	2,520	12,565	(10.7)	29.8
Software-enabled services	141,253	107,740	75,050	7,857	67,193	31.1	43.6

Total revenues	$248,168	$205,469	$161,634	$17,665	$143,969	20.8	27.1

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended
	December 31,
	2007	2006	2005

Revenues:
Software licenses	11.1%	11.2%	14.7%
Maintenance	25.0	26.9	29.6
Professional services	7.0	9.5	9.3
Software-enabled services	56.9	52.4	46.4

Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenues

Revenues were $248.2 million, $205.5 million and $161.6 million in 2007, 2006 and 2005, respectively. Revenue growth in 2007 of $42.7 million, or 21%, was driven by revenues for businesses and products that we have owned for at least 12 months, or organic revenues, which increased 16%, accounting for $32.7 million of the increase, and came from increased demand of $29.0 million for our software-enabled services, an increase of $3.7 million in maintenance revenues and an increase of $2.0 million in license sales, partially offset by a decrease of $2.0 million in professional services revenues. The remaining $6.4 million increase was due to sales of products and services that we acquired in our acquisitions of Northport , Zoologic and Cogent, which occurred in March 2007, August 2006 and March 2006, respectively. Additionally, revenues for 2006 include a reduction of $3.6 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Revenue growth in 2007 includes the favorable impact from foreign currency translation of $4.6 million resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound and the euro. Revenue growth in 2006 of $43.8 million, or 27%, was primarily a result of our 2005 acquisitions of FMC, EisnerFast, Financial Interactive, Inc., MarginMan and OIS, which increased revenues by an aggregate of $24.5 million, reflecting a full 12 months of activity. Our 2006 acquisitions of Cogent and Zoologic added $5.1 million in the aggregate, and organic revenues increased $17.1 million, or 10.5%, from 2005. Organic growth came from increased demand for our software-enabled services totaling $15.7 million and increases in sales of our maintenance and professional services of $3.2 million and $1.6 million, respectively. These increases were offset by a decrease of $3.4 million in license sales. Revenues for 2006 also include a reduction of $3.6 million related to the valuation of deferred revenue acquired in the Transaction, while 2005 revenues were reduced by $0.7 million.

Software Licenses

Software license revenues were $27.5 million, $22.9 million and $23.7 million in 2007, 2006 and 2005, respectively. The increase in software license revenues from 2006 to 2007 of $4.6 million was primarily due to organic growth of $2.0 million and acquisitions, which contributed $1.1 million to the increase. Additionally, software license revenues for 2006 included a reduction of $1.5 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. During 2007, both the number of perpetual license transactions and the average size of those transactions increased from 2006. The decrease in software license revenues from 2005 to 2006 of $0.8 million was due to a reduction of $1.5 million related to the valuation of deferred revenue acquired in the Transaction. Our acquisition of Zoologic in August 2006 added $0.7 million, while organic revenues were consistent with 2005. During 2006 and 2005, we had a similar number of perpetual license transactions at a comparable average size. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

Maintenance revenues were $61.9 million, $55.2 million and $47.8 million in 2007, 2006 and 2005, respectively. The increase in maintenance revenues of $6.7 million, or 12%, in 2007 was due in part to organic revenue growth of $3.7 million and acquisitions, which added $0.2 million. Additionally, maintenance revenues in 2006 included a reduction of $2.8 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. The increase in maintenance revenues from 2005 to 2006 of $7.5 million, or 16%, was primarily due to our 2005 acquisitions, which increased revenues an aggregate of $5.9 million, reflecting a full 12 months of activity, organic growth of $3.2 million and our acquisition of Zoologic, which added $0.2 million. These increases in maintenance revenues were offset by a reduction of $2.8 million related to the valuation of deferred revenue acquired in the Transaction, while 2005 revenues were reduced by $1.0 million due to the valuation of acquired deferred revenues. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage changes in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

Professional services revenues were $17.5 million, $19.6 million and $15.1 million in 2007, 2006 and 2005, respectively. The decrease in professional services revenues in 2007 was primarily related to several large professional services projects that were either completed or substantially completed in late 2006; we were not engaged in similar sized projects in 2007. Additionally, professional services revenues for 2006 included an increase of $0.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. The increase in professional services revenues from 2005 to 2006 of $4.5 million, or 30%, was primarily due to our 2005 acquisitions, which increased revenues by an aggregate of $2.9 million, reflecting a full 12 months of activity and organic growth of $1.6 million. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services

Software-enabled services revenues were $141.3 million, $107.7 million and $75.1 million in 2007, 2006 and 2005, respectively. The increase in software-enabled services revenues in 2007 of $33.6 million, or 31%, was primarily due to organic growth of $29.0 million, which included increased demand for portfolio management and accounting services from existing clients and the addition of new clients for our SS&C Fund Services and SS&C Direct software-enabled services, as well as our Pacer application service provider (“ASP”) services and Securities Valuation (“SVC”) securities data services provided by SS&C Technologies Canada Corp. Acquisitions added $5.0 million in revenues. Additionally, software-enabled services revenues for 2006 include an increase of $0.4 million related to the valuation of deferred revenue acquired in the Transaction. The increase in software-

enabled services revenues from 2005 to 2006 of $32.7 million, or 44%, was primarily due to our 2005 acquisitions, which increased revenues by an aggregate of $12.5 million, reflecting a full 12 months of activity, our 2006 acquisition of Cogent, which added $4.2 million and organic growth of $15.7 million. Organic growth was driven by SS&C Fund Services and Pacer ASP services provided by SS&C Canada. Additionally, software-enabled services revenues for 2006 increased $0.3 million from 2005 as a result of adjusting deferred revenue to fair value in connection with the Transaction. Future software-enabled services revenue growth is dependent on our ability to add new software-enabled services clients, retain existing clients and increase average software-enabled services fees.

Cost of Revenues

The total cost of revenues was $128.9 million, $100.0 million and $66.6 million in 2007, 2006 and 2005, respectively. The gross margin decreased from 59% in 2005 to 51% in 2006 and 48% in 2007. The increase in total cost of revenues in 2007 was mainly due to three factors: personnel increases to support revenue growth, acquisitions and the increased costs associated with stock-based compensation and amortization of intangibles. Cost increases to support our organic revenue growth were $15.8 million and acquisitions added $4.0 million in costs, primarily in software-enabled services revenues. Stock-based compensation expense increased $2.0 million due to the vesting of certain performance-based options, amortization expense increased $6.9 million as a result of increasing cash flows, and non-cash rent expense increased $0.2 million. Certain of our intangible assets are amortized into cost of revenues based on the ratio that current cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The increase in costs in 2006 was primarily due to our acquisitions, which increased costs by an aggregate of $13.6 million, incremental amortization of $10.2 million related to the revaluation of intangible assets in connection with the Transaction and cost increases of $10.0 million to support our organic revenue growth. The increased costs included $9.0 million for personnel, infrastructure and other costs to support the growth in our software-enabled services revenues and professional services revenues, respectively, and $1.0 million of stock-based compensation expense.

Cost of Software License Revenues

The cost of software license revenues was $9.6 million, $9.2 million and $3.8 million in 2007, 2006 and 2005, respectively. The increase in cost of software licenses in 2007 was due to additional amortization expense under the percent of cash flows method. The increase in cost from 2005 to 2006 was attributable in part to $3.9 million in additional amortization relating to the Transaction, reflecting a full 12 months of expense, and acquisitions, which increased costs by an aggregate of $0.9 million. Organically, costs increased $0.6 million, reflecting additional amortization under the percent of cash flows method.

Cost of Maintenance Revenues

The cost of maintenance revenues was $26.0 million, $20.4 million and $11.9 million in 2007, 2006 and 2005, respectively. The increase in cost of maintenance revenues in 2007 was primarily due to additional amortization expense of $4.6 million as a result of increasing cash flows, acquisitions, which added $0.5 million in costs, an increase of $0.3 million in costs to support organic revenue growth and additional stock-based compensation expense of $0.2 million. The increase in costs from 2005 to 2006 was primarily due to $7.0 million in additional amortization relating to the Transaction and acquisitions, which added $1.7 million. These increases were offset by a $0.2 million decrease in organic costs.

Cost of Professional Services Revenues

The cost of professional services revenue was $14.3 million, $12.6 million and $8.7 million in 2007, 2006 and 2005, respectively. The increase in cost of professional services revenues in 2007 was primarily due to additional stock-based compensation expense of $0.2 million and an increase of $1.4 million in personnel costs. Acquisitions added $0.1 million in costs. The increase in costs from 2005 to 2006 was primarily due to acquisitions, which added $2.3 million, and an increase of $1.5 million to support organic revenue growth, primarily personnel costs.

Cost of Software-Enabled Services Revenues

The cost of software-enabled services revenues was $79.0 million, $57.8 million and $42.2 million in 2007, 2006 and 2005, respectively. The increase in cost of software-enabled services revenues in 2007 was primarily due to an increase of $14.2 million in costs to support the growth in organic revenues, additional stock-based compensation expense of $1.7 million and acquisitions, which added $3.2 million. Additionally, amortization expense increased $2.0 million due to increasing cash flows and non-cash rent expense increased $0.1 million. The increase in costs from 2005 to 2006 was primarily due to acquisitions, which increased costs by an aggregate of $8.7 million, and an increase of $7.0 million in costs to support the organic growth in software-enabled services revenues. Additionally, 2006 costs include $0.8 million related to stock-based compensation and a decrease of $0.8 million in amortization expense.

Operating Expenses

Our total operating expenses were $70.6 million, $61.6 million and $85.8 million in 2007, 2006 and 2005, respectively, representing 28%, 30% and 53%, respectively, of total revenues in those years. The increase in operating expenses in 2007 was primarily due to additional stock-based compensation expense of $5.1 million due to the vesting of certain performance-based options and additional increases of $2.9 million in costs to support organic revenue growth. Expenses increased $0.2 million related to increased amortization expense, partially offset by a decrease of $0.2 million in capital-based taxes. The remaining $1.0 million of the increase was due to our acquisitions of Northport, Zoologic and Cogent. The decrease in total operating expenses from 2005 to 2006 was primarily due to one-time transaction costs of $36.9 million in 2005. Additionally, acquisitions increased costs by an aggregate of $7.2 million and organic costs increased $5.5 million. The increase in organic costs was primarily due to $2.9 million in stock-based compensation, $1.8 million in capital-based taxes, $1.1 million in increased amortization expense due to the revaluation of intangible assets acquired in the Transaction and $1.0 million in post-Transaction management services provided by Carlyle. These increases were offset by a decrease of $1.3 million in personnel and other expenses.

Selling and Marketing

Selling and marketing expenses were $19.7 million, $17.6 million and $14.5 million in 2007, 2006 and 2005, respectively, representing 8%, 9% and 9%, respectively, of total revenues in those years. The increase in selling and marketing expenses in 2007 was primarily attributable to an increase in stock-based compensation expense of $1.2 million, our acquisitions, which added $0.5 million in costs, and an increase of $0.4 million in costs, primarily commissions due to the increase in revenue. The increase in expenses from 2005 to 2006 was primarily due to acquisitions, which increased costs by an aggregate of $2.2 million, a $1.0 million in increased amortization expense due to the revaluation of intangible assets acquired in the Transaction and stock-based compensation expense of $0.6 million. These increases were offset by a decrease of $0.7 million in personnel and other costs.

Research and Development

Research and development expenses were $26.3 million, $23.6 million and $21.3 million in 2007, 2006 and 2005, respectively, representing 11%, 11% and 13%, respectively, of total revenues in those years. The increase in research and development expenses in 2007 was primarily due to an increase of $1.4 million in costs to support organic revenue growth, additional stock-based compensation expense of $0.7 million, our acquisitions, which added $0.4 million and an increase of $0.1 million in non-cash rent expense. The increase in expenses from 2005 to 2006 was primarily due to acquisitions, which increased costs by an aggregate of $3.6 million and stock-based compensation expense of $0.4 million. These increases were offset by a decrease of $1.6 million in personnel and other costs.

General and Administrative

General and administrative expenses were $24.6 million, $20.4 million and $13.1 million in 2007, 2006 and 2005, respectively, representing 10%, 10% and 8%, respectively, of total revenues in those years. The increase in general and administrative expenses in 2007 was primarily due to an increase of $0.9 million in costs to support the growth in organic revenues, primarily personnel related costs, additional stock-based compensation expense of $3.2 million and acquisitions, which added $0.2 million. These increases were partially offset by a decrease of $0.1 million in non-cash rent expense. The increase in expenses from 2005 to 2006 was primarily due to acquisitions, which increased costs by an aggregate of $1.4 million, stock-based compensation expense of $1.8 million, capital-based taxes of $1.8 million and $1.0 million in post-Transaction management services provided by Carlyle. Personnel and other costs increased an additional $1.3 million.

Merger Costs Related to the Transaction

In connection with the Transaction, we incurred $36.9 million in costs, including $31.7 million of compensation expense related to the payment and settlement of SS&C’s outstanding stock options.

Interest Income, Interest Expense and Other Income, Net

We had interest expense of $45.5 million and interest income of $0.9 million in 2007 compared to interest expense of $47.4 million and interest income of $0.4 million in 2006. In 2005, we had interest expense of $7.0 million and interest income of $1.1 million. The decrease in interest expense in 2007 reflects the lower average debt balance as compared to 2006. The increase in interest income in 2007 is related to the higher average cash balance as compared to 2006. The increase in interest expense from 2005 to 2006 reflects a full 12 months of carrying the debt issued in connection with the Transaction. Other income, net in 2007 consists primarily of foreign currency translation gains of $0.6 million, property tax refunds of $0.9 million and $0.4 million related to the favorable settlement of a liability accrued at the time of our acquisition of FMC in 2005. Other income, net in 2006 primarily reflects income recorded under the equity method from a private investment. Included in other income, net in 2005 were net gains of $0.6 million resulting from the sale of marketable securities and net foreign currency translation gains of $0.2 million.

Provision for Income Taxes

For the year ended December 31, 2007, we recorded a benefit of $0.5 million. The difference between the benefit we recorded and the statutory rate was partially due to changes in Canadian statutory tax rates enacted in June 2007 and December 2007, for which we recorded a benefit of approximately $1.5 million on our deferred tax liabilities, and foreign tax benefits of approximately $1.9 million. For the year ended December 31, 2006, we recorded a benefit of $3.8 million. This was partially due to a change in Canadian statutory tax rates enacted in June 2006, for which we recorded a benefit of approximately $1.2 million on our deferred tax liabilities, and foreign tax benefits of approximately $1.9 million. For the year ended December 31, 2005, we had an effective income tax rate of approximately 63%. We had $75.1 million of deferred tax liabilities and $10.6 million of deferred tax assets at December 31, 2007. In future years, we expect to have sufficient levels of profitability to realize the deferred tax assets at December 31, 2007.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand, cash flows from operations and availability under the revolving credit portion of our senior credit facilities to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.

Our cash and cash equivalents at December 31, 2007 were $19.2 million, an increase of $7.5 million from $11.7 million at December 31, 2006. Cash provided by operations was partially offset by net repayments of debt and cash used for an acquisition and capital expenditures.

Net cash provided by operating activities was $57.1 million in 2007. Net cash provided by operating activities during 2007 was primarily the result of our net income, adjusted for non-cash expenses including depreciation and amortization, stock compensation expense, amortization of loan origination costs and a decrease in deferred income taxes. The net change in our operating accounts was driven by increases in accrued expenses, income taxes payable and deferred revenues, partially offset by increases in accounts receivable and prepaid expenses and other assets.

The increase in accrued expenses primarily represents the increases in accrued employee bonuses and deferred rent. The increase in deferred rent is the result of signing an extension of our lease agreement for our headquarters in Windsor, Connecticut and newly leased space in Chicago and New York City, partially offset by the favorable settlement of the acquired FMC liability. The increase in accounts receivable is primarily attributable to our growth in revenues. Days’ sales outstanding decreased to 52 days as of December 31, 2007 from 53 days as of December 31, 2006. Deferred revenues increased as a result of maintenance revenues increasing in 2007 over 2006.

Investing activities used net cash of $12.8 million in 2007. Cash used by investing activities was primarily due to $5.1 million cash paid for the acquisition of Northport and $7.7 million in capital expenditures to support the growth of our business.

Net cash used in financing activities was $37.4 million in 2007, primarily related to $37.5 million net repayments of debt. Additionally, the exercise of employee stock options provided $0.1 million in income tax benefits.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 that require us to make future cash payments (in thousands):

		Less Than			More Than	All
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other

Short-term and long-term debt	$443,009	$2,429	$4,857	$230,723	$205,000	$—
Interest payments(1)	218,047	40,784	80,890	72,285	24,088	—
Operating lease obligations(2)	45,676	7,665	14,729	12,428	10,854	—
Purchase obligations(3)	3,058	1,924	604	509	21	—
FIN 48 liability and interest(4)	6,712	—	—	—	—	6,712

Total contractual obligations	$716,502	$52,802	$101,080	$315,945	$239,963	$6,712

(1)	Reflects interest payments on our term loan facility at an assumed interest rate of three-month LIBOR of 4.83% plus 2.0% for U.S. dollar loans and CDOR of 4.81% plus 2.85% for Canadian dollar loans, interest payments on our revolving credit facility at an assumed interest rate of one-month LIBOR of 4.83% plus 2.75% and required interest payment payments on our senior subordinated notes of 11.75%.

(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.5 million, $1.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

(4)	As of December 31, 2007, our FIN 48 liability and related net interest payable were $6.5 million and $0.2 million, respectively. We are unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Going-Private Transaction

On November 23, 2005, in connection with the Transaction, SS&C (1) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in US dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility and (2) issued $205 million aggregate principal amount of 113/4% senior subordinated notes due 2013.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2007, our total indebtedness was $443.0 million and we had $75.0 million available for borrowing under our revolving credit facility.

Senior Credit Facilities

SS&C’s borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, SS&C pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. SS&C is obligated to make quarterly principal payments on the term loan of $2.4 million per year. Subject to certain exceptions, thresholds and other limitations, SS&C is required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.

The obligations under our senior credit facilities are guaranteed by SS&C Holdings and all of SS&C’s existing and future material wholly owned U.S. subsidiaries, with certain exceptions as set forth in our credit agreement. The obligations of the Canadian borrower are guaranteed by SS&C Holdings, SS&C and each of SS&C’s U.S. and Canadian subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations under the senior credit facilities are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by SS&C Holdings, SS&C and each of SS&C’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in our credit agreement) and all of SS&C Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by SS&C Holdings, SS&C and each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of SS&C Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C’s (and its restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, SS&C is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at December 31, 2007.

In March 2007, SS&C amended the credit agreement to reduce the margin on the U.S. Term Loan from 2.5% to 2.0%.

11 3/4% Senior Subordinated Notes due 2013

The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations of SS&C that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt of SS&C.

The senior subordinated notes are redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, SS&C is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.

On June 13, 2007, SS&C Holdings filed a registration statement for an initial public offering with the Securities and Exchange Commission. In the event the offering is consummated, we intend to redeem (with a majority of SS&C Holdings’ net proceeds from the offering) up to $71.75 million in principal amount of the outstanding senior subordinated notes, at a redemption price of 111.75% of the principal amount, plus accrued and unpaid interest. If we redeem the maximum amount of senior subordinated notes permitted by the indenture, we will redeem $71.75 million in principal amount of notes for $80.18 million in cash, plus accrued and unpaid interest. This redemption will result in a loss on extinguishment of debt of approximately $8.4 million in the period in which the notes are redeemed. Additionally, we will incur a non-cash charge of approximately $2.1 million relating to the write-off of deferred financing fees attributable to the redeemed notes. Our future annual interest payments will be reduced by approximately $8.4 million. For each $1.0 million decrease in the principal amount redeemed, we will pay $1.12 million less in cash.

Covenant Compliance

Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2007, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

				Successor
				Period from	Predecessor
				November 23,	Period from
	Successor		Combined	2005	January 1
	Year Ended	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,	November 22,
	2007	2006	2005	2005	2005
	(In thousands)
Net income	$6,575	$1,075	$1,543	$831	$712
Interest expense (income), net	44,524	47,039	5,951	4,890	1,061
Income tax (benefit) provision	(458)	(3,789)	2,658	—	2,658
Depreciation and amortization	35,047	27,128	11,876	2,301	9,575

EBITDA	85,688	71,453	22,028	8,022	14,006
Purchase accounting adjustments(1)	(296)	3,017	616	616	—
Merger costs	—	—	36,912	—	36,912
Capital-based taxes	1,721	1,841	—	—	—
Unusual or non-recurring charges(2)	(1,718)	1,485	(979)	(242)	(737)
Acquired EBITDA and cost savings(3)	135	1,147	14,893	85	14,808
Stock-based compensation	10,979	3,871	—	—	—
Other(4)	2,158	1,184	107	107	—

Consolidated EBITDA, as defined	$98,667	$83,998	$73,577	$8,588	$64,989

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of the Transaction and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, gains and losses on the sales of marketable securities, equity earning and losses on investments, proceeds from legal and other settlements, costs associated with the closing of a regional office and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for the year ended December 31, 2007 limits expenditures to $10 million. Actual capital expenditures for the year ended December 31, 2007 were $7.7 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the year ended December 31, 2007 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.75	x	4.30	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.50	x	2.34	x

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB has provided a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.

At December 31, 2007, we had total debt of $443.0 million, including $238.0 million of variable interest rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $209.0 million of our variable interest rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately $59.0 million U.S. dollars. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest expense of approximately $0.3 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $1.4 million and $2.4 million per year, respectively. In January 2008, the Company unwound approximately $20.0 million of the swap denominated in Canadian dollars, reducing its notional value to approximately $39.0 million U.S. dollars.

At December 31, 2007, $60.0 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.

During 2007, approximately 41% of our revenues was from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. Revenues and expenses of our foreign operations are denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This management report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section unless we specifically state that this report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act of 1933 or the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this report.

Name	Age	Position

William C. Stone	52	Chairman of the Board and Chief Executive Officer
Normand A. Boulanger	46	President, Chief Operating Officer and Director
Patrick J. Pedonti	56	Senior Vice President and Chief Financial Officer
Stephen V.R. Whitman	61	Senior Vice President and General Counsel
William A. Etherington	66	Director
Allan M. Holt	56	Director
Todd R. Newnam	37	Director
Claudius (Bud) E. Watts IV	46	Director

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

Normand A. Boulanger has served as our President and Chief Operating Officer since October 2004. Prior to that, Mr. Boulanger served as our Executive Vice President and Chief Operating Officer from October 2001 to October 2004, Senior Vice President, SS&C Direct from March 2000 to September 2001, Vice President, SS&C Direct from April 1999 to February 2000, Vice President of Professional Services for the Americas, from July 1996 to April 1999, and Director of Consulting from March 1994 to July 1996. Prior to joining SS&C, Mr. Boulanger served as Manager of Investment Accounting for The Travelers from September 1986 to March 1994. Mr. Boulanger was elected as one of our directors in February 2006.

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

Stephen V. R. Whitman has served as our Senior Vice President, General Counsel and Secretary since June 2002. Prior to joining SS&C, Mr. Whitman served as an attorney for PA Consulting Group, an international management consulting company headquartered in the United Kingdom, from November 2000 to December 2001. Prior to that, Mr. Whitman served as Senior Vice President and General Counsel of Hagler Bailly, Inc., a publicly traded international consulting company to the energy and network industries, from October 1998 to October 2000 and as Vice President and General Counsel from July 1997 to October 1998.

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

Allan M. Holt was elected as one of our directors in February 2006. He currently serves as a Managing Director and Co-head of the U.S. Buyout Group of The Carlyle Group, which he joined in 1991. He previously was head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group. From 1984 to 1987, Mr. Holt was Director of Planning and Budgets at MCI Communications Corporation. He also serves on the boards of directors of MedPointe, Inc., The Neilsen Company and Vought Aircraft Industries, Inc.

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

Claudius (Bud) E. Watts IV was elected as one of our directors in November 2005. He currently serves as a Managing Director and Head of the Technology Buyout Group of The Carlyle Group, which he joined in 2000. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the M&A group of First Union Securities, Inc. He joined First Union Securities when First Union acquired Bowles Hollowell Conner & Co., where Mr. Watts was a principal. He also serves on the boards of directors of CPU Technology, Freescale Semiconductor and Open Solutions Inc.

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

Compensation Committee.  Messrs. Etherington, Holt and Watts currently serve on our compensation committee. Our compensation committee’s responsibilities include:

•	reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our chief executive officer and our other executive officers;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board with respect to director compensation; and

•	preparing the compensation committee report required by Securities and Exchange Commission rules.

Code of Business Conduct and Ethics

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

Compensation Discussion and Analysis

On November 23, 2005, SS&C Holdings acquired SS&C through a merger transaction. As discussed below, various aspects of our executive officer compensation were negotiated and determined in connection with the Transaction.

Our executive compensation program is overseen and administered by our compensation committee, which currently consists of Messrs. Etherington, Holt and Watts. Our compensation committee operates under a written charter adopted by our board of directors and discharges the responsibilities of the board relating to the compensation of our executive officers. Our chief executive officer is actively involved in setting executive compensation and typically presents salary, bonus and equity compensation recommendations to the compensation committee, which, in turn, considers the recommendations and has ultimate approval authority. As a technical matter, all equity compensation awarded to our executive officers is SS&C Holdings equity and must be approved by the compensation committee of SS&C Holdings. As a practical matter, the members of the compensation committees of SS&C Holdings and SS&C are identical, and the meetings are generally held on a concurrent basis. For purposes of this compensation discussion and analysis, references to the compensation committee are to the compensation committee of SS&C, with the understanding that formal approval of equity compensation resides with the SS&C Holdings compensation committee.

Objectives of Our Executive Compensation Program

The primary objectives of the compensation committee with respect to executive compensation are to:

•	attract, retain and motivate the best possible executive talent;

•	reward successful performance by the executive officers and the company; and

•	align the interests of executive officers with those of SS&C Holdings’ stockholders by providing long-term equity compensation.

To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and in our region that compete with us for executive talent. We have not, however, retained a compensation consultant to review our policies and procedures relating to executive compensation, and we have not formally benchmarked our compensation against that of other companies. Our compensation program rewards our executive officers based on a number of factors, including the company’s operating results, the company’s performance against budget, individual performance, prior-period compensation and prospects for individual growth. Changes in compensation are generally incremental in nature without wide variations from year to year but with a general trend that has matched increasing compensation with the growth of our business. The factors that affect compensation are subjective in nature and not tied to peer group analyses, surveys of compensation consultants or other statistical criteria. Each year our chief executive officer makes recommendations to the compensation committee regarding compensation packages, including his own. In making these recommendations, our chief executive officer attempts to structure a compensation package based on years of experience in the financial services and software industries and knowledge of what keeps people motivated and committed to the institution. He prepares a written description for the members of the compensation committee of the performance during the year of each executive officer, including himself, discussing both positive and negative aspects of performance and recommending salary and bonus amounts for each officer. As it relates to the compensation of executives other than our chief executive officer, our compensation committee relies heavily on our chief executive officer’s recommendations and discusses his reviews and recommendations with him as part of its deliberations. As it relates to our chief executive officer’s compensation, the compensation committee considers our chief executive officer’s recommendations. In this as in other compensation matters, the compensation committee exercises its independent judgment. After due consideration, the compensation committee accepted the chief executive officer’s recommendations for 2007 executive officer compensation.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries for 2007, the compensation committee, together with our chief executive officer, considered a variety of factors, including the seniority of the individual, the level of the individual’s responsibility, the ability to replace the individual, the individual’s tenure at the company, relative pay among the executive officers and the dollar amount that would be necessary to keep the executive in the Windsor, Connecticut area. Generally, we believe that executive base salaries should grow incrementally over time and that more of the “up side” of compensation should rest with cash bonuses and long-term equity incentive compensation. In the case of Mr. Stone, the minimum base salary is mandated by his employment agreement negotiated in connection with the Transaction and cannot be less than $500,000 per year.

Base salaries are reviewed at least annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account company performance and individual responsibilities, performance and experience. In March 2008, the compensation committee, upon Mr. Stone’s recommendation, set the following base salaries for our executive officers in 2008: Mr. Stone, $750,000; Mr. Boulanger, $450,000; Mr. Pedonti, $260,000; and Mr. Whitman, $225,000.

Discretionary Annual Cash Bonus

Annual cash bonuses to executive officers and other employees are discretionary. Annual cash bonuses are generally provided to employees regardless of whether we meet, exceed or fail to meet our budgeted results, but the amount available for bonuses to all employees, including the executive officers, will depend upon our financial results. The annual cash bonuses are intended to compensate for strategic, operational and financial successes of the company as a whole, as well as individual performance and growth potential. The annual cash bonuses are discretionary and not tied to the achievement of specific results or pre-established financial metrics or performance goals. No formula exists for determining the amount of bonuses for employees or executive officers.

Our chief executive officer proposed 2007 executive bonus allocations, including his own proposed bonus, to the compensation committee in March 2008. The compensation committee, which has ultimate approval authority, considered our chief executive officer’s recommendations and made a final decision with respect to 2007 bonuses. In making recommendations to the compensation committee about bonuses for executive officers, our chief executive officer, after taking into account the positive or negative impact of events outside the control of management or an individual executive, made a subjective judgment of an individual’s performance, in the context of a number of factors, including our financial performance, revenues and financial position going into the new fiscal year. In making his recommendations for 2007 bonuses, Mr. Stone considered, among other things, an executive’s (including his own) work in integrating acquisitions, in managing, recruiting and hiring staff, in completing acquisitions, in strengthening areas of the business, in redirecting resources to position the business for future growth and in achieving financial results. Mr. Stone is entitled to a minimum annual bonus of at least $450,000 pursuant to his employment agreement. Mr. Stone’s $1,175,000 bonus for 2007 was recommended by Mr. Stone and approved, after due consideration, by the compensation committee. The committee’s approval of Mr. Stone’s bonus took into account Mr. Stone’s role in the company’s actual revenue, revenue growth, Consolidated EBITDA and Consolidated EBITDA growth, growth in recurring revenues, successful acquisitions, the reorganization of certain of our businesses and the improvement in our market position during 2007.

The amount of money available for the employee bonus pool is determined by our chief executive officer after actual Consolidated EBITDA for the preceding fiscal year is determined. In making this determination, the chief executive officer takes into account a number of factors, including: actual Consolidated EBITDA, growth in Consolidated EBITDA over the preceding year, minimum Consolidated EBITDA required to ensure debt covenant compliance, our short-term cash needs, the recent employee turnover rate and any improvement or deterioration in our strategic market position. Thereafter, the amount available for the bonuses to executive officers is determined after considering the amount that would be required from the bonus pool for bonuses to non-executive officer employees.

Stock Option Awards

In August 2006, the board of directors and stockholders of SS&C Holdings adopted the 2006 equity incentive plan, which provides for the grant of options to purchase shares of SS&C Holdings common stock to employees, consultants and directors and provides for the sale of SS&C Holdings common stock to employees, consultants and directors. A maximum of 1,314,567 shares of SS&C Holdings common stock are reserved for issuance under the plan. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, or nonqualified options. Options granted under the plan may not be exercised more than ten years after the date of grant. Shares acquired by any individuals pursuant to the plan will be subject to the terms and conditions of a stockholders agreement that governs the transferability of the shares. The SS&C Holdings board of directors did not award any options to executive officers in 2007 because it had made substantial option awards in 2006, as described below.

During August 2006, SS&C Holdings awarded our executive officers long-term incentive compensation in the form of option grants to purchase an aggregate of 412,646 shares of SS&C Holdings common stock. The SS&C Holdings board of directors awarded the following types of options to our executive officers:

•	40% of the options are “time-based” options that vest as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined in the stock option agreement;

•	40% of the options are “performance-based” options that vest based on the determination by the SS&C Holdings board of directors or compensation committee as to whether our earnings before interest, taxes, depreciation and amortization, as adjusted (EBITDA), for each fiscal year 2006 through 2010 falls within the targeted EBITDA range for such year. If our EBITDA for a particular year is at the low end of the targeted EBITDA range, 50% of the performance-based option for that year vests, and if our EBITDA is at or above the high end of the targeted EBITDA range, 100% of the performance-based option for that year vests. If our EBITDA is below the targeted EBITDA range, the performance-based option does not vest, and if our EBITDA is within the targeted EBITDA range, between 50% and 100% of the performance-based option vests, based on linear interpolation. A certain percentage of performance-based options will vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by Mr. Stone and investment funds associated with The Carlyle Group, which we refer to collectively as our “principal stockholders”; and

•	20% of the options are “superior” options that vest (in whole or in part) only upon a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders.

The exercise price per share for the options awarded in August 2006 is $74.50, which is the split-adjusted value of the SS&C Holdings common stock at the time of the consummation of the Transaction. As there is no trading market for SS&C Holdings common stock, the SS&C Holdings board of directors determined in good faith that the valuation of the consolidated SS&C Holdings enterprise at the time of the Transaction continued to represent the fair market value of the common stock as of August 2006. The SS&C Holdings board of directors determined the number of options to be awarded to our executive officers based on projected ownership percentages of SS&C Holdings common stock that were disclosed in connection with the Transaction. At that time, we disclosed that Mr. Stone was entitled to options for 2% of the fully diluted SS&C Holdings shares, per his employment agreement, and that we would award options representing an aggregate of 2.9% of the fully diluted shares to our other executive officers.

We believe that the combination of time-based and performance-based options provides incentives to our executive officers not only to remain with the company but also to help grow the company and improve profitability. The 2006 EBITDA range contained in the performance-based options was not met, and thus none of the performance-based options had vested as of December 31, 2006. On April 18, 2007, the SS&C Holdings board of directors approved (1) the vesting, as of April 18, 2007, of 50% of the performance-based options granted to our employees for fiscal year 2006 set forth in the employees’ stock option agreements; (2) the vesting, conditioned upon achieving 2007 EBITDA within the EBITDA range for fiscal year 2007 set forth in the employees’ stock option agreements, of the other 50% of the 2006 tranche of the performance-based options; and (3) the reduction by approximately 10% of our EBITDA range for fiscal year 2007 set forth in the employees’ stock option agreements. The SS&C Holdings board of directors decided that a partial acceleration of the 2006 performance-based options and a reduction in the 2007 EBITDA range were appropriate because (1) we had improved revenues, recurring revenues and EBITDA in 2006 as compared to 2005; (2) work done in 2006 had created significant positive momentum in the business going into 2007; and (3) given the competitive labor environment in financial services and in software-enabled services, the board desired to ensure high rates of employee retention as we pursued our plan for growth.

Our 2007 EBITDA fell within the EBITDA range for fiscal year 2007. Accordingly, as of December 31, 2007, 86.67% of the remaining 50% of the 2006 tranche and of the 2007 tranche of performance options vested. The SS&C Holdings board of directors has established the 2008 EBITDA range and we believe that 2008 EBITDA will fall within that range.

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

Severance and Change-of-Control Benefits

Pursuant to his employment agreement, Mr. Stone is entitled to specified benefits in the event of the termination of his employment under certain circumstances. Mr. Stone’s severance benefits were negotiated with representatives of The Carlyle Group in connection with the Transaction. We provide more detailed information about Mr. Stone’s benefits along with estimates of their value under various circumstances, under the captions “Employment and Related Agreements” and “Potential Payments Upon Termination or Change of Control” below.

As described above, the time-based options awarded to our executive officers vest in full immediately prior to the effective date of a liquidity event, and the performance-based and superior options vest in whole or in part if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders. The option agreements, the terms of which were negotiated with representatives of The Carlyle Group, define a “liquidity event” as either

(a) the consummation of the sale, transfer, conveyance or other disposition in one or a series of related transactions, of the equity securities of SS&C Holdings held, directly or indirectly, by all of our principal stockholders in exchange for currency, such that immediately following such transaction (or series of related transactions), the total number of all equity securities held, directly or indirectly, by all of the principal stockholders and any affiliates is, in the aggregate, less than 50% of the total number of equity securities (as adjusted) held, directly or indirectly, by all of the principal stockholders as of November 23, 2005; or

(b) the consummation of the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the assets of SS&C Holdings to any person other than to any of the principal stockholders or their affiliates.

In addition, under the terms of the 2006 Equity Incentive Plan, either the SS&C Holdings board or SS&C Holdings compensation committee can accelerate in whole or in part the vesting periods for outstanding options. Please see “Potential Payments Upon Termination or Change of Control” below for estimates of the value our executive officers would receive in the event of a liquidity event.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect our compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate. For instance, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid in any taxable year to the company’s chief executive officer and any other officers whose compensation is required to be reported to our stockholders pursuant to the Securities Exchange Act of 1934 by reason of being among the four most highly paid executive officers. However, certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The compensation committee intends to review the potential effect of Section 162(m) periodically and use its judgment to authorize compensation payments that may be subject to the limit when the compensation committee believes such payments are appropriate and in our best interests after taking into consideration changing business conditions and the performance of our employees.

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

William A. Etherington
Allan M. Holt
Claudius (Bud) E. Watts IV

Compensation Committee Interlocks and Insider Participation

Messrs. Etherington, Holt and Watts served on our compensation committee during 2007. No member of the compensation committee is or has been a former or current officer or employee of SS&C or had any related person transaction involving SS&C. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the fiscal year ended December 31, 2007.

Summary Compensation Table

The following table contains information with respect to the compensation for the fiscal years ended December 31, 2007 and 2006 of our executive officers, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer). We refer to these four executive officers as our named executive officers.

					All Other
Name and		Salary	Bonus	Option Awards	Compensation		Total
Principal Position	Year	($)	($)	($)(1)	($)		($)

William C. Stone	2007	$591,667	$1,175,000	$1,713,901	$3,552	(2)	$3,484,120
Chief Executive Officer	2006	500,000	895,000	597,582	3,552		1,996,134
Normand A. Boulanger	2007	395,833	600,000	1,285,437	3,360	(3)	2,284,630
Chief Operating Officer	2006	350,000	440,000	448,188	3,240		1,241,508
Patrick J. Pedonti	2007	222,917	225,000	642,734	3,887	(4)	1,094,538
Chief Financial Officer	2006	200,000	165,000	224,094	3,774		592,254
Stephen V.R. Whitman	2007	203,750	150,000	342,811	4,213	(5)	700,774
General Counsel	2006	190,000	100,000	119,515	3,722		412,819

(1)	The amounts in this column for 2007 and 2006 reflect the dollar amount earned for financial reporting purposes for the applicable year, in accordance with SFAS 123R, for options to purchase shares of SS&C Holdings common stock granted under SS&C Holdings’ 2006 equity incentive plan. The amounts disregard the estimate of forfeitures related to service-based vesting and are based on assumptions included in Note 9 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2007 included in this Annual Report on Form 10-K.

(2)	Consists of our contribution of $3,000 to Mr. Stone’s account under the SS&C 401(k) savings plan and our payment of $552 of group term life premiums for the benefit of Mr. Stone.

(3)	Consists of our contribution of $3,000 to Mr. Boulanger’s account under the SS&C 401(k) savings plan and our payment of $360 of group term life premiums for the benefit of Mr. Boulanger.

(4)	Consists of our contribution of $3,000 to Mr. Pedonti’s account under the SS&C 401(k) savings plan and our payment of $887 of group term life premiums for the benefit of Mr. Pedonti.

(5)	Consists of our contribution of $3,000 to Mr. Whitman’s account under the SS&C 401(k) savings plan and our payment of $1,213 of group term life premiums for the benefit of Mr. Whitman.

Employment and Related Agreements

Effective as of November 23, 2005, SS&C Holdings entered into a definitive employment agreement with Mr. Stone. The terms of the agreement, which were negotiated between Mr. Stone and representatives of The Carlyle Group in connection with the Transaction, include the following:

•	The employment of Mr. Stone as the chief executive officer of SS&C Holdings and SS&C;

•	An initial term through November 23, 2008, with automatic one-year renewals until terminated either by Mr. Stone or SS&C Holdings;

•	An annual base salary of at least $500,000;

•	An opportunity to receive an annual bonus in an amount to be established by the board of directors of SS&C Holdings based on achieving individual and company performance goals mutually determined by such board of directors and Mr. Stone. If Mr. Stone is employed at the end of any calendar year, his annual bonus will not be less than $450,000 for that year;

•	A grant of options to purchase shares of common stock of SS&C Holdings representing 2% of the outstanding common stock of SS&C Holdings on November 23, 2005;

•	Certain severance payments and benefits. If SS&C Holdings terminates Mr. Stone’s employment without cause, if Mr. Stone resigns for good reason (including, under certain circumstances, following a Change of Control (as defined in the employment agreement)) prior to the end of the term of the employment agreement, or if Mr. Stone receives a notice of non-renewal of the employment term by SS&C Holdings, Mr. Stone will be entitled to receive (1) an amount equal to 200% of his base salary and 200% of his target annual bonus, (2) vesting acceleration with respect to 50% of his then unvested options and shares of restricted stock, and (3) three years of coverage under SS&C’s medical, dental and vision benefit plans. In the event of Mr. Stone’s death or a termination of Mr. Stone’s employment due to any disability that renders Mr. Stone unable to perform his duties under the agreement for six consecutive months, Mr. Stone or his representative or heirs, as applicable, will be entitled to receive (1) vesting acceleration with respect to 50% of his then unvested options and shares of restricted stock, and (2) a pro-rated amount of his target annual bonus. In the event payments to Mr. Stone under his employment agreement (or the management agreement entered into in connection with the Transaction) cause Mr. Stone to incur a 20% excise tax under Section 4999 of the Internal Revenue Code, Mr. Stone will be entitled to an additional payment sufficient to cover such excise tax and any taxes associated with such payments; and

•	Certain restrictive covenants, including a non-competition covenant pursuant to which Mr. Stone will be prohibited from competing with SS&C and its affiliates during his employment and for a period equal to the later of (1) four years following the effective time of the merger, in the case of a termination by SS&C Holdings for cause or a resignation by Mr. Stone without good reason, and (2) two years following Mr. Stone’s termination of employment for any reason.

“Cause” means (a) Mr. Stone’s willful and continuing failure (except where due to physical or mental incapacity) to substantially perform his duties; (b) Mr. Stone’s conviction of, or plea of guilty or nolo contendere to, a felony; (c) the commission by Mr. Stone of an act of fraud or embezzlement against SS&C Holdings or any of its subsidiaries as determined in good faith by a two-thirds majority of SS&C Holdings’ board; or (d) Mr. Stone’s breach of any material provision of his employment agreement.

“Good reason” means the occurrence of any of the following events without Mr. Stone’s written consent: (a) an adverse change in Mr. Stone’s title; (b) a material diminution in Mr. Stone’s employment duties, responsibilities or authority, or the assignment to Mr. Stone of duties that are materially inconsistent with his position; (c) any reduction in Mr. Stone’s base salary or target annual bonus; (d) a relocation of our principal executive offices to a location more than 35 miles from its current location which has the effect of increasing Mr. Stone’s commute; (e) any breach by SS&C Holdings of any material provision of Mr. Stone’s employment agreement or the stockholders agreement entered into by and among SS&C Holdings, investment funds affiliated with Carlyle and Mr. Stone; or (f) upon a change in control where (1) Carlyle exercises its bring-along rights in accordance with the stockholders agreement, and (2) Mr. Stone votes against the proposed transaction in his capacity as a stockholder.

Under Mr. Stone’s employment agreement, a “change of control” means:

(a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of either:

•	the then-outstanding shares of our common stock or the common stock of SS&C Holdings, or

•	the combined voting power of our then-outstanding voting securities or the then-outstanding voting securities of SS&C Holdings entitled to vote generally in the election of directors (in each case, other than any acquisition by SS&C Holdings, Carlyle Partners IV, L.P. (an investment fund affiliated with

Carlyle), Mr. Stone, any employee or group of employees of SS&C Holdings, or affiliates of any of the foregoing, or by any employee benefit plan (or related trust) sponsored or maintained by SS&C Holdings or any of its affiliates); or

(b) individuals who, as of the effective date of Mr. Stone’s employment agreement, constituted SS&C Holdings’ board of directors and any individuals subsequently elected to SS&C Holdings’ board of directors pursuant to the stockholders agreement cease for any reason to constitute at least a majority of SS&C Holdings’ board of directors, other than:

•	individuals whose election, or nomination for election by SS&C Holdings’ stockholders, was approved by at least a majority of the directors comprising the board of directors of SS&C Holdings on the effective date of Mr. Stone’s employment agreement and any individuals subsequently elected to SS&C Holdings’ board of directors pursuant to the stockholders agreement or

•	individuals nominated or designated for election by Carlyle Partners IV, L.P.

Other than Mr. Stone, none of our current executive officers is party to an employment agreement.

2007 Grants of Plan-Based Awards

We did not make any grants of plan-based awards to our named executive officers during 2007.

1998 Stock Incentive Plan

In 1998, our board of directors adopted, and our stockholders approved, the 1998 stock incentive plan, or 1998 plan, to provide equity compensation to our officers, directors, employees, consultants and advisors. In connection with the Transaction, all outstanding options to purchase our common stock under the 1998 plan became fully vested and exercisable immediately prior to the effectiveness of the Transaction. Each option that remained outstanding under the 1998 plan at the time of the Transaction (other than options held by (1) our non-employee directors, (2) certain individuals identified by us and SS&C Holdings and (3) individuals who held options that were, in the aggregate, exercisable for fewer than 100 shares of our common stock) was assumed by SS&C Holdings and was automatically converted into an option to purchase shares of common stock of SS&C Holdings. The options that were not assumed or otherwise exercised immediately prior to the Transaction were cashed out in connection with the Transaction. Since the Transaction, we have granted no further options or other awards under the 1998 plan. On May 17, 2006, SS&C Holdings’ board of directors adopted, and its stockholders approved, the amendment and restatement of the 1998 plan, which reflects, among other things, the formal assumption of the 1998 plan by SS&C Holdings. As of December 31, 2007, there were outstanding options under the 1998 plan to purchase a total of 410,149 shares of SS&C Holdings common stock at a weighted average exercise price of $13.49 per share.

1999 Non-Officer Employee Stock Incentive Plan

In 1999, our board of directors adopted the 1999 non-officer employee stock incentive plan, or 1999 plan, to provide equity compensation to our employees, consultants and advisors other than our executive officers and directors. In connection with the Transaction, all outstanding options to purchase our common stock under the 1999 plan became fully vested and exercisable immediately prior to the effectiveness of the Transaction. Each option that remained outstanding under the 1999 plan at the time of the Transaction (other than options held by (1) certain individuals identified by us and SS&C Holdings and (2) individuals who held options that were, in the aggregate, exercisable for fewer than 100 shares of our common stock) was assumed by SS&C Holdings and was automatically converted into an option to purchase shares of common stock of SS&C Holdings. The options that were not assumed or otherwise exercised immediately prior to the Transaction were cashed out in connection with the Transaction. Since the Transaction, we have granted no further options or other awards under the 1999 plan. On May 17, 2006, SS&C Holdings’ board of directors adopted, and its stockholders approved, the amendment and restatement of the 1999 plan, which reflects, among other things, the formal assumption of the 1999 plan by SS&C Holdings. As of December 31, 2007, there were outstanding options under the 1999 plan to purchase a total of 68,875 shares of our common stock at a weighted average exercise price of $37.12 per share.

2006 Equity Incentive Plan

In August 2006, SS&C Holdings’ board of directors adopted, and its stockholders approved, the 2006 equity incentive plan. The 2006 equity incentive plan provides for the granting of options, restricted stock and other stock-based awards to our employees, consultants and directors and our subsidiaries’ employees, consultants and directors. A maximum of 1,314,567 shares of SS&C Holdings common stock are reserved for issuance under the 2006 equity incentive plan, and the unexercised portion of any shares of common stock subject to awards that is forfeited, repurchased, expires or lapses under the 2006 equity incentive plan will again become available for the grant of awards under the 2006 equity incentive plan except for vested shares of common stock that are forfeited or repurchased after being issued from the 2006 equity incentive plan.

As of December 31, 2007, options to purchase a total of 1,141,646 shares of common stock were outstanding under the 2006 equity incentive plan at a weighted average exercise price of $74.94 per share. As of December 31, 2007, SS&C Holdings had issued 8,900 shares of common stock under the 2006 equity incentive plan, and 172,921 shares remained available for future awards under the plan. We may adjust the number of shares reserved for issuance under the 2006 equity incentive plan in the event of our reorganization, merger, consolidation, recapitalization, reclassification, stock dividend, stock split or similar event.

SS&C Holdings’ board of directors or a committee appointed by its board of directors administers the 2006 equity incentive plan. The administrator is authorized to take any action with respect to the 2006 equity incentive plan, including:

•	to prescribe, amend and rescind rules and regulations relating to the 2006 equity incentive plan,

•	to determine the type or types of awards to be granted under the 2006 equity incentive plan,

•	to select the persons to whom awards may be granted under the 2006 equity incentive plan,

•	to grant awards and to determine the terms and conditions of such awards,

•	to construe and interpret the 2006 equity incentive plan and

•	to amend, suspend or terminate the 2006 equity incentive plan.

SS&C Holdings grants stock options under the 2006 equity incentive plan pursuant to a stock grant notice and stock option agreement, which we refer to as the option agreement. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, or nonqualified options. Options granted under the 2006 equity incentive plan may not be exercised more than ten years after the date of grant. The option agreement provides, among other things, that:

•	each option will vest, depending on the classification of the option as a time option, performance option or superior option, as follows:

•	Time options will vest as to 25% of the number of shares underlying the option on a date certain (November 23, 2006 for the first tranche of options awarded under the plan in August 2006, but generally the first anniversary of either the date of grant or the start date for a new employee) and will continue to vest as to 1/36 of the number of shares underlying the option on the day of the month of the date of grant each month thereafter until such options are fully vested. Time options will become fully vested and exercisable immediately prior to the effective date of a liquidity event as defined in the stock option agreement.

•	A certain percentage of the performance options will vest based on the administrator’s determination as to whether our EBIDTA for each fiscal year 2006 through 2010 (2007 through 2011 for options awarded in 2007) falls within the targeted EBITDA range for such year. If our EBITDA is at or above the high end of the targeted EBITDA range, 100% of the performance-based option for that year vests. If our EBITDA is below the targeted EBITDA range, the performance-based option does not vest, and if our EBITDA is within the targeted EBITDA range, between 50% and 100% of the performance-based option vests, based on linear interpolation. A certain percentage of performance options will also vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target.

•	The superior options vest only upon specified liquidity events if proceeds from the liquidity event equal or exceed a certain target.

•	any portion of an option that is unvested at the time of a participant’s termination of service with us will be forfeited to SS&C Holdings; and

•	any portion of an option that is vested but unexercised at the time of a participant’s termination of service with us may not be exercised after the first to occur of the following:

•	the expiration date of the option, which will be no later than ten years from the date of grant,

•	90 days following the date of the termination of service for any reason other than cause, death or disability,

•	the date of the termination of service for cause and

•	twelve months following the termination of service by reason of the participant’s death or disability.

Restricted stock awards may also be granted under the 2006 equity incentive plan and are evidenced by a stock award agreement. Upon termination of a participant’s employment or service, shares of restricted stock that are not vested at such time will be forfeited to SS&C Holdings. The 2006 equity incentive plan also gives the administrator discretion to grant stock awards free of restrictions on transfer or forfeiture.

If a change in control of our company occurs, the administrator may, in its sole discretion, cause any and all awards outstanding under the 2006 equity incentive plan to terminate on or immediately prior to the date of such change in control and will give each participant the right to exercise the vested portion of such awards during a period of time prior to such change in control. The 2006 equity incentive plan will terminate on August 8, 2016, unless the administrator terminates it sooner. Please see “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Stock Option Awards” for additional information relating to the 2006 equity incentive plan and awards thereunder.

2007 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options for SS&C Holdings common stock held by each of our named executive officers as of December 31, 2007.

				Equity Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised		Option	Option
	Options (#)		Options (#)	Unearned Options		Exercise	Expiration
Name	Exercisable		Unxercisable	(#)(3)		Price ($)	Date

William C. Stone	75,000	(1)	—	—		$7.334	2/17/2010
	75,000	(1)	—	—		6.60	5/31/2011
	150,000	(1)	—	—		15.986	4/8/2013
	36,976	(2)	34,017 (2)	—		74.50	8/9/2016
	25,559	(3)	—	45,434	(3)	74.50	8/9/2016
	—		—	35,496	(4)	74.50	8/9/2016
Normand A. Boulanger	25,000	(1)	—	—		35.70	10/18/2014
	37,500	(1)	—	—		14.962	2/6/2013
	27,732	(2)	25,513 (2)	—		74.50	8/9/2016
	19,169	(3)	—	34,076	(3)	74.50	8/9/2016
	—		—	26,622	(4)	74.50	8/9/2016
Patrick J. Pedonti	15,000	(1)	—	—		16.56	8/1/2012
	13,866	(2)	12,757 (2)	—		74.50	8/9/2016
	9,585	(3)	—	17,037	(3)	74.50	8/9/2016
	—		—	13,311	(4)	74.50	8/9/2016
Stephen V.R. Whitman	7,461	(1)	—	—		14.962	2/6/2013
	7,395	(2)	6,804 (2)	—		74.50	8/9/2016
	5,112	(3)	—	9,086	(3)	74.50	8/9/2016
	—		—	7,099	(4)	74.50	8/9/2016

(1)	These options were granted under our prior 1998 Plan and are fully vested.

(2)	This option is a time-based option awarded under SS&C Holdings’ 2006 equity incentive plan that vests as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined in the stock option agreement.

(3)	This option is a performance-based option awarded under SS&C Holdings’ 2006 equity incentive plan that vests based on the determination by SS&C Holdings’ board of directors or compensation committee as to whether our EBITDA for each fiscal year 2006 through 2010 falls within the targeted EBITDA range for such year. If our EBITDA for a particular year is at the low end of the targeted EBITDA range, 50% of the performance-based option for that year vests, and if our EBITDA is at or above the high end of the targeted EBITDA range, 100% of the performance-based option for that year vests. If our EBITDA is below the targeted EBITDA range, the performance-based option does not vest, and if our EBITDA is within the targeted EBITDA range, between 50% and 100% of the performance-based option vests, based on linear interpolation. A certain percentage of performance-based options will vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders.

(4)	This option is a superior option awarded under SS&C Holdings’ 2006 Equity Incentive Plan that vests (in whole or in part) only upon a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders.

2007 Option Exercises

No stock options were exercised by our named executive officers during 2007.

2007 Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

2007 Non-qualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified deferred contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change-in-Control

William C. Stone

Effective as of November 23, 2005, SS&C Holdings entered into a definitive employment agreement with Mr. Stone. The terms of the agreement are described in this Item 11 under the caption “Employment and Related Agreements” and incorporated herein by reference.

The table below reflects the amount of compensation payable to Mr. Stone in the event of termination of his employment or a liquidity event (as defined in SS&C Holdings’ 2006 equity incentive plan). The amounts shown assume that such termination was effective as of December 31, 2007, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to him upon his termination. The actual amounts to be paid out, if any, can only be determined at the time of his separation.

	Without
	Cause, For
	Good Reason
Payments to	(Including Certain		For Cause or
William C. Stone	Changes of Control)		Without Good
Upon Termination or	or Upon Notice of		Reason	Liquidity
Liquidity Event	Non-Renewal		(1)	Event(2)	Disability		Death

Base salary	$1,200,000	(3)	$—	$—	$—		$—
Target annual bonus	900,000	(4)	—	—	450,000	(5)	450,000	(5)
Stock Options(6)	1,402,940	(7)	—	—	1,402,940	(7)	1,402,940	(7)
Health and welfare benefits	37,351	(8)	—	—	—		—
Tax gross up payment	2,612,318	(9)	—	—	—		—
Disability benefits	—		—	—	—		—
Life insurance proceeds	—		—	—	—
Total	$6,152,609		$—	$—	$1,852,940		$1,852,940

(1)	In the event that Mr. Stone’s employment is terminated for cause or without good reason, he will be entitled to unpaid base salary through the date of the termination, payment of any annual bonus earned with respect to a completed fiscal year of SS&C that is unpaid as of the date of termination and any benefits due to him under any employee benefit plan, policy, program, arrangement or agreement.

(2)	Liquidity event is defined in SS&C Holdings’ 2006 equity incentive plan. Time-based options will become fully vested and exercisable immediately prior to the effective date of a liquidity event. Performance-based options will vest in whole or in part immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target. The vesting of superior options will be determined based on the extent to which proceeds from a liquidity event equal or exceed a certain target.

(3)	Consists of 200% of 2007 base salary payable promptly upon termination.

(4)	Consists of 200% of 2007 target annual bonus payable promptly upon termination. The compensation committee did not set a formal 2007 target annual bonus for Mr. Stone. The figure used for the 2007 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(5)	Consists of a cash payment equal to the amount of Mr. Stone’s target annual bonus for 2007, payable within 30 business days of termination. The compensation committee did not set a formal 2007 target annual bonus for Mr. Stone. The figure used for the 2007 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(6)	Based upon an exercise price of $74.50 per share and an estimated fair market price of $98.91 per share as of December 31, 2007. The common stock of SS&C Holdings’ is privately held and there is no established public trading market for its common stock. The estimated fair market price represents the fair market value of the common stock of SS&C Holdings’ as determined by its board of directors as of the last option award date.

(7)	Vesting acceleration with respect to unvested options to purchase an aggregate of 57,474 shares of SS&C Holdings common stock, which is equal to 50% of all unvested options held by Mr. Stone on December 31, 2007.

(8)	Represents three years of coverage under SS&C’s medical, dental and vision benefit plans.

(9)	In the event that the severance and other benefits provided for in Mr. Stone’s employment agreement or otherwise payable to him in connection with a change in control constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 and will be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Stone shall receive (a) a payment from SS&C Holdings sufficient to pay such excise tax, and (b) an additional payment from SS&C Holdings sufficient to pay the excise tax and federal and state income taxes arising from the payments made by SS&C Holdings to Mr. Stone pursuant to this sentence.

In accordance with Mr. Stone’s employment agreement, none of the severance payments described above will be paid during the six-month period following his termination of employment unless SS&C Holdings determines, in its good faith judgment, that paying such amounts at the time or times indicated above would not cause him to incur an additional tax under Section 409A of the Internal Revenue Code (in which case such amounts shall be paid at the time or times indicated above). If the payment of any amounts are delayed as a result of the previous sentence, on the first day following the end of the six-month period, SS&C Holdings will pay Mr. Stone a lump-sum amount equal to the cumulative amounts that would have otherwise been previously paid to him under his employment agreement. Thereafter, payments will resume in accordance with the above table.

Other Named Executive Officers

Other than Mr. Stone, none of our current named executive officers has any arrangement that provides for severance payments. SS&C Holdings’ 2006 equity incentive plan provides for vesting of stock options in connection with a liquidity event. Time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, a certain percentage of performance-based options vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target and superior options vest based on the extent to which proceeds from a liquidity event equal or exceed a certain target.

As of December 31, 2007, Messrs. Boulanger, Pedonti and Whitman held the following unvested stock options that would have become fully vested upon a liquidity event, assuming that certain targets with respect to proceeds from the liquidity event were met.

	Number of Shares Underlying	Value of Unvested
Name	Unvested Options (#)	Options ($)(1)

Normand A. Boulanger	86,211	$2,104,411
Patrick J. Pedonti	43,105	1,052,193
Stephen V.R. Whitman	22,989	561,161

(1)	The value of unvested options was calculated by multiplying the number of shares underlying unvested options by $98.91, the estimated fair market value of SS&C Holdings’ common stock on December 31, 2007, and then deducting the aggregate exercise price for these options. The common stock of SS&C Holdings’ is privately held and there is no established public trading market for its common stock. The estimated fair market price represents the fair market value of the common stock of SS&C Holdings’ as determined by its board of directors as of the last option award date.

Director Compensation

None of our directors, except Mr. Etherington, receives compensation for serving as a director. Mr. Etherington receives an annual retainer fee of $25,000 and $2,500 for each board meeting attended in person. All of the directors are reimbursed for reasonable out-of-pocket expenses associated with their service on the board. The following table contains Mr. Etherington’s compensation received during the year ended December 31, 2007 for serving as a director.

2007 Director Compensation

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)	($)

William Etherington	$32,500	—	$32,500

(1)	For his service as a director, Mr. Etherington is paid an annual retainer fee of $25,000 and $2,500 for each board meeting attended in person. Mr. Etherington was paid an aggregate of $32,500 for his service as a director in 2007.

(2)	Upon his election to the board of directors in 2006, Mr. Etherington was granted an option to purchase 2,500 shares of common stock of SS&C Holdings at an exercise price per share of $74.50. Such option was 100% vested on the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding common stock of SS&C Technologies, Inc is owned by our parent, SS&C Holdings.

The following table provides summary information regarding the beneficial ownership of outstanding SS&C Holdings common stock as of December 31, 2007, for:

•	Each person or group known to beneficially own more than 5% of the common stock;

•	Each of the named executive officers in the Summary Compensation Table;

•	Each of our directors; and

•	All of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2007 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of the common stock.

	Shares Owned(1)
Name of Beneficial Owner	Number	Percentage

TCG Holdings, L.L.C.(2)	5,114,095	72.2%
William A. Etherington(3)	2,500	*
Allan M. Holt(4)	—	—
Claudius (Bud) E. Watts IV(4)	—	—
Todd Newnam(4)	—	—
William C. Stone(5)	2,326,472	31.2%
Normand A. Boulanger(6)	111,620	1.6%
Patrick J. Pedonti(7)	39,562	*
Stephen V.R. Whitman(8)	20,560	*
All Directors and Executive Officers as a Group (8 persons)(9)	2,498,214	32.8%

*	Less than 1%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire either currently or at any time within the 60-day period following December 31, 2007 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)	TC Group IV, L.P. is the sole general partner of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., the record holders of 4,915,571 and 198,524 shares of common stock of Holdings, respectively. TC Group IV, L.L.C. is the sole general partner of TC Group IV, L.P. TC Group, L.L.C. is the sole managing member of TC Group IV, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. Accordingly, TC Group IV, L.P., TC Group IV, L.L.C., TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed owners of shares of common stock of SS&C Holdings owned of record by each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock of SS&C Holdings beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(3)	Includes 2,500 shares subject to outstanding stock options exercisable on December 31, 2007.

(4)	Does not include 5,114,095 shares held by investment funds associated with or designated by The Carlyle Group. Messrs. Holt, Watts and Newnam are executives of The Carlyle Group. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by The Carlyle Group.

(5)	Consists of 365,493 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2007. The principal address of Mr. Stone is c/o SS&C Technologies, Inc., 80 Lamberton Road, Windsor, CT 06095.

(6)	Consists of 111,620 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2007.

(7)	Consists of 39,562 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2007.

(8)	Consists of 20,560 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2007.

(9)	Includes 537,235 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2007.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the number of securities outstanding under SS&C Holdings’ equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	1,620,671	$57.78	172,921
Equity compensation plans not approved by security holders	—	—	—
Total	1,620,671	$57.78	172,921

Item 13.	Security Certain Relationships and Related Transactions

Transactions with Related Persons

Carlyle Management Agreement

TC Group L.L.C. (an affiliate of Carlyle), Mr. Stone and SS&C Holdings entered into a management agreement on November 23, 2005, pursuant to which SS&C Holdings pays to TC Group L.L.C. an annual fee of $1.0 million for certain management services performed by it for SS&C Holdings and its subsidiaries and may reimburse TC Group L.L.C. for certain out-of pocket expenses incurred in connection with the performance of such services. In addition, under the management agreement, SS&C Holdings may pay to TC Group L.L.C. additional reasonable compensation for other services provided by TC Group L.L.C. to SS&C Holdings and its subsidiaries from time to time, including investment banking, financial advisory and other services. From January 1, 2007 through the quarter ended March 31, 2008, pursuant to the management agreement, SS&C Holdings paid to TC Group L.L.C. an aggregate amount of $1,372,743.

RLI Insurance Company

From January 1, 2007 through March 31, 2008, RLI Insurance Company paid an aggregate of $95,525 to us for maintenance of CAMRA and Finesse products. Michael J. Stone, President of RLI Insurance, is the brother of William C. Stone.

Other Transactions

John Stone, the brother of William C. Stone, is employed by SS&C as Vice President of Sales Management. From January 1, 2007 through March 31, 2008, John Stone was paid an aggregate of $180,813 as salary and commissions related to his employment at SS&C.

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

The following table summarizes the fees of PricewaterhouseCoopers LLP, our registered public accounting firm, billed to us for each of the last two fiscal years. For fiscal 2007, audit fees include an estimate of amounts not yet billed.

	Fiscal	Fiscal
Fee Category	2007	2006

Audit Fees(1)	$1,122,811	$703,531
Audit-Related Fees(2)	375,700	327,974
Tax Fees(3)	325,953	630,619
All Other Fees(4)	1,500	1,500
Total Fees	$1,825,964	$1,663,624

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and services related to our filings of Form S-1 in 2007 and Form S-4 in 2006, such as the issuance of comfort letters and consents.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to accounting consultations in connection with acquisitions and the Transaction, procedures performed for SAS 70 reports, attest services that are not required by statute or regulation and consultations concerning internal controls, financial accounting and reporting standards. None of the audit-related fees billed in 2006 or 2007 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $194,451 of the total tax fees billed in 2007 and $309,249 of the total tax fees billed in 2006. Tax advice and tax planning services relate to assistance with tax audits and appeals, tax advice related to acquisitions and requests for rulings or technical advice from taxing authorities. None of the tax fees billed in 2006 or 2007 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(4)	All other fees for 2007 and 2006 consist of the licensing of accounting and finance research technology owned by PricewaterhouseCoopers LLP. None of the all other fees billed in 2007 or 2006 were provided under the de minimis exception to the audit committee pre-approval requirements.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by our board of directors or audit committee in advance of the services being rendered. The audit committee is responsible for the appointment, compensation and oversight of the work performed by the independent registered public accounting firm. The audit committee must pre-approve all audit (including audit-related) services and permitted non-audit services provided by the independent registered public accounting firm in accordance with the pre-approval policies and procedures established by the audit committee. The audit committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by our independent registered public accounting firm for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent registered public accounting firm, the audit committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality. At each audit committee meeting, the audit committee is advised of the aggregate fees for which the independent registered public accounting firm has been engaged for such engagements, projects and categories of services compared to the approved amounts.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1. Financial Statements

The following financial statements are filed as part of this annual report:

Document	Page

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006 (Successor)	F-2
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 (Successor), for the period from November 23, 2005 through December 31, 2005 (Successor) and for the period from January 1, 2005 through November 22, 2005 (Predecessor)
F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 (Successor), for the period from November 23, 2005 through December 31, 2005 (Successor) and for the period from January 1, 2005 through November 22, 2005 (Predecessor)
F-4
Consolidated Statements of Changes in Stockholder’s Equity for the period from January 1, 2005 through November 22, 2005 (Predecessor), for the period from November 23, 2005 through December 31, 2005 (Successor) and for the years ended December 31, 2007 and 2006 (Successor)
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

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Normand A. Boulanger Normand A. Boulanger	Director	March 28, 2008

/s/ William A. Etherington William A. Etherington	Director	March 28, 2008

/s/ Allan M. Holt Allan M. Holt	Director	March 28, 2008

/s/ Todd R. Newnam Todd R. Newnam	Director	March 28, 2008

/s/ Claudius E. Watts, IV Claudius E. Watts, IV	Director	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of SS&C Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholder’s equity present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries (Successor) at December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the period from November 23, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective November 23, 2005.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of SS&C Technologies, Inc.

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholder’s equity present fairly, in all material respects, the results of operations and cash flows of SS&C Technologies, Inc. and its subsidiaries (Predecessor) for the period from January 1, 2005 through November 22, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 31, 2006

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,175	$11,718
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $1,670, respectively (Note 3)	39,546	31,695
Prepaid expenses and other current assets	9,585	7,823
Deferred income taxes	1,169	—

Total current assets	69,475	51,236

Property and equipment:
Leasehold improvements	4,522	2,850
Equipment, furniture, and fixtures	17,532	12,168

	22,054	15,018
Less accumulated depreciation	(9,014)	(4,999)

Net property and equipment	13,040	10,019

Goodwill	860,690	820,470
Intangible and other assets, net of accumulated amortization of $55,572 and $24,260, respectively	247,290	270,796

Total assets	$1,190,495	$1,152,521

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$2,429	$5,694
Accounts payable	2,558	2,305
Income taxes payable	3,181	191
Accrued employee compensation and benefits	11,668	8,961
Other accrued expenses	10,053	7,157
Interest payable	2,090	2,177
Deferred income taxes (Note 5)	—	384
Deferred maintenance and other revenue	29,480	25,679

Total current liabilities	61,459	52,548
Long-term debt, net of current portion (Note 6)	440,580	466,235
Other long-term liabilities	10,216	1,088
Deferred income taxes (Note 5)	65,647	69,518

Total liabilities	577,902	589,389

Commitments and contingencies
Stockholder’s equity (Notes 4 and 9):
Common stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	570,497	559,527
Accumulated other comprehensive income	33,615	1,699
Retained earnings	8,481	1,906

Total stockholder’s equity	612,593	563,132

Total liabilities and stockholder’s equity	$1,190,495	$1,152,521

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			Period from	Period from
			November 23,	January 1,
			2005	2005
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 22,
	2007	2006	2005	2005
	(In thousands)
Revenues:
Software licenses	$27,514	$22,925	$3,587	$20,147
Maintenance	61,910	55,222	3,701	44,064
Professional services	17,491	19,582	2,520	12,565
Software-enabled services	141,253	107,740	7,857	67,193

Total revenues	248,168	205,469	17,665	143,969

Cost of revenues:
Software licenses	9,616	9,216	856	2,963
Maintenance	26,038	20,415	1,499	10,393
Professional services	14,277	12,575	861	7,849
Software-enabled services	78,951	57,810	4,411	37,799

Total cost of revenues	128,882	100,016	7,627	59,004

Gross profit	119,286	105,453	10,038	84,965

Operating expenses:
Selling and marketing	19,701	17,598	1,364	13,134
Research and development	26,282	23,620	2,071	19,199
General and administrative	24,573	20,366	1,140	11,944
Merger costs related to the Transaction	—	—	—	36,912

Total operating expenses	70,556	61,584	4,575	81,189

Operating income	48,730	43,869	5,463	3,776

Interest income	939	388	30	1,031
Interest expense	(45,463)	(47,427)	(4,920)	(2,092)
Other income, net	1,911	456	258	655

Income (loss) before income taxes	6,117	(2,714)	831	3,370
(Benefit) provision for income taxes (Note 5)	(458)	(3,789)	—	2,658

Net income	$6,575	$1,075	$831	$712

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			Period from	Period from
			November 23,	January 1,
			2005	2005
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 22,
	2007	2006	2005	2005
	(In thousands)
Cash flow from operating activities:
Net income	$6,575	$1,075	$831	$712

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,047	27,128	2,301	9,575
Stock compensation expense	10,979	3,871	—	—
Foreign exchange gains on debt	(768)	(15)	—	—
Income tax benefit related to exercise of stock options	—	—	—	3,177
Amortization of loan origination costs	2,317	2,754	159	82
Equity losses (earnings) in long-term investment	187	(456)	—	—
Net realized gains on marketable securities	—	—	—	(641)
Loss (gain) on sale or disposition of property and equipment	105	4	(15)	15
Deferred income taxes	(6,115)	(10,112)	(1,107)	(337)
Provision for doubtful accounts	336	424	41	945
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(6,635)	2,509	(395)	(5,442)
Prepaid expenses and other assets	(1,723)	(2,044)	(798)	(1,287)
Income taxes receivable	—	7,844	654	(8,286)
Accounts payable	101	(114)	(801)	240
Accrued expenses	10,745	(3,088)	4,178	34,891
Income taxes payable	2,790	(247)	(3)	(619)
Deferred maintenance and other revenue	3,116	1,176	(130)	(909)

Net cash provided by operating activities	57,057	30,709	4,915	32,116

Cash flow from investing activities:
Additions to property and equipment	(7,717)	(4,223)	(276)	(2,488)
Proceeds from sale of property and equipment	8	1	15	3
Cash paid for business acquisitions, net of cash acquired (Note 10)	(5,130)	(13,979)	—	(207,919)
Additions to capitalized software	—	(425)	—	—
Acquisition of SS&C Technologies, Inc.	—	—	(877,000)	—
Purchase of long-term investment	—	—	—	(2,000)
Purchases of marketable securities	—	—	—	(88,250)
Sales of marketable securities	—	—	—	190,159

Net cash used in investing activities	(12,839)	(18,626)	(877,261)	(110,495)

Cash flow from financing activities:
Cash received from other borrowings	5,200	17,400	—	83,000
Repayment of debt and acquired debt	(42,688)	(34,518)	(2,345)	(8,016)
Issuance of common stock	—	—	—	930
Exercise of options	—	—	—	2,549
Income tax benefit related to exercise of stock options	—	—	—	—
Purchase of common stock for treasury	—	—	—	(5,584)
Transactions involving SS&C Technologies Holdings, Inc. common stock	80	691	—	—
Cash received from borrowings for the Transaction	—	—	490,000	—
Initial capital contributions	—	—	381,000	—
Common stock dividends	—	—	—	(3,718)

Net cash (used in) provided by financing activities	(37,408)	(16,427)	868,655	69,161

Effect of exchange rate changes on cash	647	478	26	(446)

Net increase (decrease) in cash and cash equivalents	7,457	(3,866)	(3,665)	(9,664)
Cash and cash equivalents, beginning of period	11,718	15,584	19,249	28,913

Cash and cash equivalents, end of period	$19,175	$11,718	$15,584	$19,249

Supplemental disclosure of cash paid (refunded) for:
Interest	$43,451	$45,549	$3,491	$1,384
Income taxes, net	$(1,627)	$(635)	$407	$7,441
Supplemental disclosure of non-cash investing activities
See Note 10 for a discussion of acquisitions

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Periods January 1, 2005 through November 22, 2005 (Predecessor) and November 23, 2005
through December 31, 2005 and the
Years Ended December 31, 2007 and 2006 (Successor)

	Common Stock				Accumulated
	Number		Additional		Other		Total	Total
	of Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Stock	Equity	Income
	(In thousands, except per share amounts)

Predecessor
Balance, at December 31, 2004	31,276	$313	$185,032	$23,029	$1,140	$(53,420)	$156,094
Net income	—	—	—	712	—	—	712	$712
Foreign exchange translation adjustment	—	—	—	—	7,215	—	7,215	7,215
Change in unrealized gain on investments, net of tax	—	—	—	—	(654)	—	(654)	(654)

Total comprehensive income								$7,273

Exercise of options	390	4	2,545	—	—	—	2,549
Issuance of common stock	406	4	10,220	—	—	—	10,224
Issuance of warrants	—	—	691	—	—	—	691
Purchase of common stock	—	—	—	—	—	(5,584)	(5,584)
Cash dividends declared — $0.08 per share	—	—	—	(1,868)	—	—	(1,868)
Income tax benefit related to exercise of stock options	—	—	3,177	—	—	—	3,177

Balance, at November 22, 2005	32,072	$321	$201,665	$21,873	$7,701	$(59,004)	$172,556

Successor
Investment by SS&C
Technologies Holdings, Inc.	1	$—	$554,965	$—	$—	$—	$554,965
Net income	—	—	—	831	—	—	831	$831
Foreign exchange translation adjustment	—	—	—	—	1,232	—	1,232	1,232
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	105	—	105	105

Total comprehensive income								$2,168

Balance, at December 31, 2005	1	$—	$554,965	$831	$1,337	$—	$557,133
Net income	—	—	—	1,075	—	—	1,075	$1,075
Foreign exchange translation adjustment	—	—	—	—	(273)	—	(273)	(273)
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	635	—	635	635

Total comprehensive income								$1,437

Stock-based compensation expense	—	—	3,871	—	—	—	3,871
Exercise of stock options and issuance of SS&C
Technologies Holdings, Inc. common stock, net	—	—	691	—	—	—	691

Balance, at December 31, 2006	1	$—	$559,527	$1,906	$1,699	$—	$563,132
Net income	—	—	—	6,575	—	—	6,575	$6,575
Foreign exchange translation adjustment	—	—	—	—	34,490	—	34,490	34,490
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	(2,574)	—	(2,574)	(2,574)

Total comprehensive income								$38,491

Stock-based compensation expense	—	—	10,979	—	—	—	10,979
Exercise of stock options and issuance of SS&C
Technologies Holdings, Inc. common stock	—	—	(9)	—	—	—	(9)

Balance, at December 31, 2007	1	$—	$570,497	$8,481	$33,615	$—	$612,593

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

SS&C Technologies, Inc. (“SS&C” or the “Company”) was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc. (“SS&C Holdings”) (formerly known as Sunshine Acquisition Corporation), a Delaware corporation formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation, a wholly-owned subsidiary of SS&C Holdings, into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of SS&C Holdings (the “Transaction”). Although the Transaction occurred on November 23, 2005, the Company adopted an effective date of November 30, 2005 for accounting purposes. The activity for the period November 23, 2005 through November 30, 2005 was not material to either the successor or predecessor periods for 2005.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The non-cash equity contribution was a combination of shares and fully vested stock options of the Predecessor. The shares were converted into shares of Holdings. The fully vested stock options were converted into fully vested stock options of Holdings.

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

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in the U.K., the Netherlands, Malaysia, Ireland, Australia, the Netherlands Antilles and Japan. The Company’s portfolio of over 50 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

1. Insurance and pension funds;

2. Institutional asset managers;

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Alternative investment managers;

4. Financial institutions, such as retail banks and credit unions;

5. Commercial lenders;

6. Real estate leasing/property managers;

7. Municipal finance groups; and

8. Corporate treasury groups.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectibility of accounts receivable, costs to complete certain contracts, valuation of acquired assets and liabilities, valuation of stock options, income tax accruals and the value of deferred tax assets. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. In the first quarter of 2005, the Company made a $2.0 million investment in a company. This unconsolidated investment is in a company over which we do not have control, but have the ability to exercise influence over operating and financial policies, and as a result is accounted for under the equity method of accounting. The carrying value of this investment is $2.1 million at December 31, 2007 and is included in intangible and other assets in the Consolidated Balance Sheets. The earnings from the investment are recorded on a pre-tax basis.

Revenue Recognition

The Company’s payment terms for software licenses typically require that the total fee be paid upon signing of the contract. Maintenance services are typically due in full at the beginning of the maintenance period. Professional services and software-enabled services are typically due and payable monthly in arrears. Normally the Company’s arrangements do not provide for any refund rights, and payments are not contingent on specific milestones or customer acceptance conditions. For arrangements that do contain such provisions, the Company defers revenue until the rights or conditions have expired or have been met.

Unbilled accounts receivable primarily relates to professional services and software-enabled services revenue that has been earned as of month end but is not invoiced until the subsequent month, and to software license revenue that has been earned and is realizable but not invoiced to clients until future dates specified in the client contract.

Deferred revenue consists of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred revenue relates primarily to cash received for maintenance contracts in advance of services performed.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License Revenue

The Company follows the principles of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence. Under SOP 97-2, the Company recognizes software license revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a software license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically vendor-specific objective evidence (“VSOE”) does not exist to support the fair value of the specified upgrade or product.

The Company generally recognizes revenue from sales of software or products including proprietary software upon product shipment and receipt of a signed contract, provided that collection is probable and all other revenue recognition criteria of SOP 97-2 are met. The Company sells perpetual software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from stated renewal rates. The contract value is then attributed to professional services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and, accordingly, implementation services provided by the Company are not considered essential to the functionality of the software. The remainder of the total contract value is then attributed to the software license based on the residual method described in SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.

The Company also sells term licenses ranging from one to seven years, some of which include bundled maintenance services. For those arrangements with bundled maintenance services, VSOE does not exist for the maintenance element and therefore the total fee is recognized ratably over the contractual term of the arrangement. The Company classifies revenues from bundled term license arrangements as both software licenses and maintenance revenues by allocating a portion of the revenues from the arrangement to maintenance revenues and classifying the remainder in software licenses revenues. The Company uses its renewal rates for maintenance under perpetual license agreements for the purpose of determining the portion of the arrangement fee that is classified as maintenance revenues.

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

Software-enabled Services

The Company’s software-enabled services arrangements make its software application available to its clients for processing of transactions. The software-enabled services arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software. Under the arrangements, the client does not have the right to take possession of the software, rather, the Company agrees to provide access to its applications, remote use of its equipment to process transactions, access to client’s data stored on its equipment, and connectivity between its environment and the client’s computing systems. Software-enabled services arrangements generally have terms of two to five years and contain monthly or quarterly fixed payments, with additional billing for increases in market value of a client’s assets, pricing and trading activity under certain contracts.

The Company recognizes software-enabled services revenues in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition”, on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. The Company does not recognize any revenue before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $0.3 million and $0.4 million are included in the December 31, 2007 and 2006 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs for the years ended December 31, 2007 and 2006, for the period November 23, 2005 through December 31, 2005 and for the period January 1, 2005 through November 22, 2005 was $0.1 million, $0, $0 and $0.1 million, respectively.

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

Predecessor
Period from
January 1
through
November 23,
2005

Net income, as reported	$712
Add back: compensation expense recorded in period	31,700
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(3,473)

Net income, pro forma	$28,939

The add-back of compensation expense relates to $31.7 million of compensation expense included in “Merger costs related to the Transaction” during the period January 1, 2005 through November 22, 2005 in connection with the Company’s offer to settle outstanding stock options in cash at the time of the Transaction. As a result of this offer, the Company settled outstanding options to purchase 1.1 million shares of SS&C having a fair value of $37.25 per share and a weighted-average average exercise price of $9.29 per share for $31.7 million, the intrinsic value of the settled options. Outstanding options to purchase 968,934 shares of SS&C not settled for cash were converted into fully-vested options to purchase 484,467 shares of Holdings having the same intrinsic value.

Other Income

Other income, net for 2007 consists primarily of foreign currency translation gains of $0.6 million, property tax refunds of $0.9 million and $0.4 million related to the favorable settlement of a liability accrued at the time of the Company’s acquisition of FMC in 2005. Other income, net for 2006 primarily reflects income recorded under the equity method from a private investment. Included in other income, net for the periods January 1, 2005 through November 22, 2005 and November 23, 2005 through December 31, 2005 were net gains of $0.6 million resulting from the sale of marketable securities and net foreign currency translation gains of $0.2 million, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

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

Depreciation expense for the years ended December 31, 2007 and 2006, the period November 23, 2005 through December 31, 2005 and the period January 1, 2005 through November 22, 2005 was $5.1 million, $4.6 million, $0.4 million and $3.3 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Registration Costs

During the year ended December 31, 2007 the Company incurred and capitalized approximately $1.2 million in professional fees and other costs related to the anticipated initial public offering of SS&C Holdings’ common stock. These costs are recorded in prepaid expenses and other current assets in the consolidated balance sheet. When the public offering is completed, capitalized costs will be charged against stockholder’s equity as a cost of obtaining new capital. If the public offering is not completed, the capitalized costs will be charged to expense in the consolidated statement of operations.

Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2007 or 2006. There were no indefinite-lived intangible assets as of December 31, 2007 or 2006.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2006	$820,470
2007 acquisition	3,303
Adjustments to previous acquisitions	15
Income tax benefit on Rollover options exercised	(89)
Effect of foreign currency translation	36,991

Balance at December 31, 2007	$860,690

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 15 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $29.8 million, $22.5 million, $1.9 million and $6.2 million for the years ended December 31, 2007 and 2006, the period November 23, 2005 through December 31, 2005 and the period January 1, 2005 through November 22, 2005, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2007	2006

Customer relationships	$210,128	$202,353
Completed technology	59,593	56,454
Trade names	17,411	17,268
Other	2,272	2,070

	289,404	278,145
Less: accumulated amortization	(55,430)	(24,260)

	$233,974	$253,885

Total estimated amortization expense, related to intangible assets, for each of the next five years ending December 31 is expected to approximate (in thousands):

2008	$30,115
2009	29,365
2010	28,224
2011	26,797
2012	25,073

$139,574

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2007 and 2006, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in the periods in which they occur.

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

Net interest paid or received pursuant to the derivative instruments is included as a component of interest expense in the period. Pending interest settlements earned/incurred on derivative instruments held at the end of a period are also included as a component of interest expense and in the accompanying consolidated balance sheet. See Note 6 for further disclosure related to the Company’s derivative instruments.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps qualifying as hedges, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.

At December 31, 2007, the Company had a balance of $35.5 million in foreign currency translation gains and a balance of $1.8 million (net of taxes of $1.0 million) in unrealized losses on interest rate swaps.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141®, “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB has provided a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its financial position and results of operations.

3.	Accounts Receivable

Accounts receivable are as follows (in thousands):

	Successor
	December 31,	December 31,
	2007	2006

Accounts receivable	$29,546	$24,679

Unbilled accounts receivable	11,248	8,686
Allowance for doubtful accounts	(1,248)	(1,670)

Total accounts receivable	$39,546	$31,695

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2007 and 2006, the period November 23, 2005 through December 31, 2005 and the period January 1, 2005 through November 22, 2005 (in thousands):

				Predecessor
	Successor
			Period from	Period from
			November 23	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 22,
	2007	2006	2005	2005
Allowance for Doubtful Accounts:
Balance at beginning of period	$1,670	$2,092	$2,057	$766
Charge to costs and expenses	336	424	41	945
Write-offs, net of recoveries	(823)	(853)	(6)	(280)
Other adjustments	65	7	—	626

Balance at end of period	$1,248	$1,670	$2,092	$2,057

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4.	Stockholder’s Equity

At December 31, 2007 and 2006, 1,000 shares of common stock were authorized, issued and outstanding.

5.	Income Taxes

The sources of income (loss) before income taxes were as follows (in thousands):

				Predecessor
	Successor
			Period from	Period from
			November 23	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 22,
	2007	2006	2005	2005
U.S.	$(11,417)	$(10,670)	$(159)	$1,650
Foreign	17,534	7,956	990	1,720

Income (loss) before taxes	$6,117	$(2,714)	$831	$3,370

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) consists of the following (in thousands):

				Predecessor
	Successor
			Period from	Period from
			November 23	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 22,
	2007	2006	2005	2005
Current:
Federal	$460	$1,168	$334	$(61)
Foreign	4,406	3,556	467	2,002
State	99	75	90	371
Deferred:
Federal	(6,262)	(6,116)	(575)	234
Foreign	441	(2,776)	(258)	(92)
State	398	304	(58)	204

Total	$(458)	$(3,789)	$—	$2,658

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

				Predecessor
	Successor
			Period from	Period from
			November 23	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 22,
	2007	2006	2005	2005
Computed “expected” tax expense (benefit)	$2,141	$(949)	$290	$1,180
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	321	248	21	373
Tax-exempt interest income	—	—	—	(175)
Foreign operations	(1,883)	(1,905)	(303)	(390)
Rate change impact on deferred tax liabilities	(1,536)	(1,228)	—	—
Deal costs (non-deductible)	—	—	—	1,516
Uncertain tax positions	646	—	—	—
Other	(147)	45	(8)	154

(Benefit) provision for income taxes	$(458)	$(3,789)	$—	$2,658

The favorable rate change impact on deferred tax liabilities is primarily attributable to statutory rate reductions enacted in Canada in 2007 and 2006. The Company has recorded valuation allowances of $5.1 million and $5.7 million at December 31, 2007 and 2006 related to net operating loss carryforwards and tax credits in certain state and foreign jurisdictions. The reduction in the valuation allowance of $0.6 million was due to the utilization of previously unrecognized net operating loss carryforwards that were used to offset higher than anticipated earnings in domestic and foreign jurisdictions.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes at December 31, 2007 and 2006 are as follows (in thousands):

	Successor
	2007		2006
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Net operating loss carryforwards	$6,606	$—	$8,688	$—
Deferred compensation	4,418	—	1,161	—
Purchased in-process research and development	1,658	—	2,053	—
Property and equipment	985	—	726	—
Accrued expenses	887	—	890	—
Tax credit carryforwards	548	—	2,860	—
Accounts receivable	299	—	287	—
Other	293	—	—	844
Acquired technology	—	3,808	—	6,267
Trade names	—	5,440	—	5,931
Other intangible assets	—	5,616	—	2,612
Customer relationships	—	60,192	—	65,201

Total	15,694	75,056	16,665	80,855
Valuation allowance	(5,116)	—	(5,712)	—

Total	$10,578	$75,056	$10,953	$80,855

At December, 31, 2007, the Company has not accrued deferred income taxes of $7.6 million on unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used to service Canadian debt. At December 31, 2007, the Company had U.S. federal foreign tax credit carryforwards of $0.2 million that begin to expire in 2011. At December 31, 2007, the Company had U.S. federal net operating loss carryforwards of $2.2 million that begin to expire in 2017. At December 31, 2007, the Company had state net operating loss carryforwards in various states of $75.2 million that expire between 2008 and 2026. As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carryforwards. The Company does not believe that the Section 382 limitation from its previous ownership changes will result in the loss of any net operating loss or credit carryforward.

At December 31, 2007, the Company had foreign net operating loss carryforwards other than Japan of $3.9 million, which are available to offset foreign income on an infinite carryforward basis. Japan’s net operating loss carryforward of $0.3 million began to expire in 2007.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At adoption, the Company had a liability of $5.3 million for unrecognized tax benefits. The adoption of FIN 48 resulted in a reclassification of certain tax liabilities from current to non-current and to certain related deferred tax assets. The Company did not record a cumulative effect adjustment to retained earnings as a result of adopting FIN 48. The Company recognizes accrued interest and penalties relating to the unrecognized tax benefits as a component of the income tax provision.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$5,266
Increases related to current year tax positions	452
Foreign exchange translation adjustment	739

Balance at December 31, 2007	$6,457

Included in the unrecognized tax benefits of $6.5 million as of December 31, 2007 are $0.6 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The remaining $5.9 million, relates to uncertain income tax positions that either existed prior to, or were created as a result of, the Transaction and would decrease goodwill if recognized prior to the adoption of SFAS 141(R). The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.2 million during 2007 and has recorded a total liability for potential penalties and interest of $0.3 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company’s unrecognized tax benefits as of December 31, 2007 relate to domestic and foreign taxing jurisdictions.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002, 2003, 2003 and 2003, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2003 and 2004, November 23, 2005 and December 31, 2005.

6.	Debt and Derivative Instruments

At December 31, 2007 and 2006, debt consisted of the following (in thousands):

	Successor
	2007	2006

Senior credit facility, revolving portion, weighted-average interest rate of 8.10%(A)	$—	$3,000
Senior credit facility, term loan portion, weighted-average interest rate of 7.04% and 7.73%, respectively(A)	238,009	263,929
11 3/4% senior subordinated notes due 2013(B)	205,000	205,000

	443,009	471,929
Short-term borrowings and current portion of long-term debt	(2,429)	(5,694)

Long-term debt	$440,580	$466,235

On November 23, 2005, in connection with the Transaction, the Company (i) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in U.S. dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility, of which $10 million was immediately drawn ($5 million of which is denominated in U.S. dollars and $5 million of which is denominated in Canadian dollars) and (ii) issued $205 million aggregate principal amount of senior subordinated notes. The portion of the term loan facility denominated in Canadian dollars was $60.0 million and $51.9 million, respectively, at December 31, 2007 and 2006. The portion of the revolving credit facility denominated in Canadian dollars was $0 at December 31, 2007 and 2006. The Company capitalized financing costs of approximately $17.2 million associated with these facilities. Costs of $8.5 million associated with the credit facility are being amortized over a period of seven years. Costs of $8.7 million associated with the senior subordinated notes are being amortized over a period of eight years. Costs of $2.3 million, $2.8 million and $0.2 million were amortized to

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense in the years ended December 31, 2007 and 2006 and the period November 23, 2005 through December 31, 2005, respectively. The amount due under the revolving portion of the senior credit facility at December 31, 2006 was classified as a current liability based on the Company’s intent to repay the obligation in 2007. The unamortized balance of capitalized financing costs is included in intangible and other assets and prepaid expenses and other current assets in the Company’s consolidated balance sheets.

(A)	Senior Credit Facilities

Borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, the Company pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. The initial commitment fee rate is 0.5% per annum. The Company is obligated to make quarterly principal payments on the term loan of approximately $2.4 million per year. Subject to certain exceptions, thresholds and other limitations, the Company is required to prepay outstanding loans under its senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on the Company reaching certain leverage ratio thresholds.

The obligations under the senior credit facilities are guaranteed by all of SS&C’s existing and future wholly owned U.S. subsidiaries and by Holdings, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by SS&C, each of its U.S. and Canadian subsidiaries and Holdings, with certain exceptions as set forth in the credit agreement. Obligations under the senior credit facilities are secured by a perfected first priority security interest in all of the SS&C’s capital stock and all of the capital stock or other equity interests held by Holdings, SS&C and each of SS&C’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in the credit agreement) and all of Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of the SS&C’s existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of the SS&C’s capital stock and all of the capital stock or other equity interests held by Holdings, SS&C and each of the SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of the Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of the SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Holdings’, SS&C’s and most of SS&C’s subsidiaries’ ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2007, the Company was in compliance with the financial and non-financial covenants.

The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. In November 2005, the Company entered into three interest rate swap agreements which fixed the interest rates for $209.0 million of its variable rate debt. Two of the Company’s swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million and expire in December 2010 and December 2008, respectively. Under these agreements, the Company is required to pay the counterparty a stream of fixed interest payments of 4.78% and 4.71%, respectively, and in turn, receive variable interest payments based on LIBOR (4.83% at December 31, 2007) from the counterparty. The Company’s third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately $59.0 million U.S. dollars and expires in December 2008. Under this

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, the Company is required to pay the counterparty fixed interest payments of 3.93% and in turn, receive variable interest payments based on the Canadian dollar Bankers’ Acceptances rate (4.81% at December 31, 2007) from the counterparty. The net receipt or payment from the interest rate swap agreements is recorded in interest expense and decreased net interest expense by $1.2 million and $0.5 million during the years ended December 31, 2007 and 2006, respectively. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. As such, the swaps are accounted for as assets and liabilities in the consolidated balance sheet at fair value. The fair value of the three interest rate swaps was a net liability of approximately $2.9 million at December 31, 2007 and a net asset of approximately $1.3 million at December 31, 2006, and was estimated based on past, present and expected future market conditions. For the years ended December 31, 2007 and 2006 and the period November 23, 2005 through December 31, 2005, the Company recognized unrealized losses of $2.6 million and unrealized gains of $0.6 million and $0.1 million, respectively, net of tax, in other comprehensive income related to the change in fair value of the swaps. There is no income statement impact from changes in the fair value of the swap agreements as the hedges have been assessed with no ineffectiveness. The fair value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity. In January 2008, the Company unwound approximately $20.0 million of the swap denominated in Canadian dollars, reducing the notional value to approximately $39.0 million U.S. dollars.

(B)	11 3/4% Senior Subordinated Notes due 2013

The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations of SS&C that are subordinated in right of payment to all existing and future senior debt of SS&C, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt of SS&C. The senior subordinated notes are jointly and severally fully and unconditionally guaranteed on an unsecured senior subordinated basis by all existing and future direct and indirect domestic subsidiaries of SS&C that guarantee the obligations under the senior credit facilities or any of SS&C’s other indebtedness or the indebtedness of the guarantors.

The senior subordinated notes are redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, SS&C is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions. Although the indenture generally limits the ability of Holdings to obtain funds from its subsidiaries, whether by dividend or loan, the indenture permits SS&C, after an initial public offering of Holdings, to pay dividends to Holdings in an amount not to exceed in any fiscal year 6% of the net proceeds received by SS&C through a contribution to equity capital from such offering to enable Holdings to pay dividends to its stockholders. As of December 31, 2007, SS&C was in compliance with the financial covenants.

The estimated fair value of SS&C’s senior subordinated notes due 2013 is $221.4 million at December 31, 2007. The estimated fair value of SS&C’s senior subordinated notes was based on quoted market prices on or about December 31, 2007 and is presented to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), and is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Successor

2008	$2,429
2009	2,429
2010	2,429
2011	2,429
2012	228,293
Thereafter	205,000

$443,009

Predecessor — Revolving Credit Facility

On April 13, 2005, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with Fleet National Bank regarding a two-year, $75 million senior revolving credit facility intended to finance a portion of the Company’s acquisition of Financial Models Company Inc. (“FMC”) and related fees and expenses and to provide ongoing working capital and cash for other general corporate purposes. Pursuant to the terms of the Credit Agreement, the Company was permitted to borrow funds from Fleet, initially in the principal amount of $75 million and including a $5 million sublimit for the issuance of standby and commercial letters of credit. Upon execution of the Credit Agreement on April 13, 2005, the Company drew down the full amount of the Loan, which consisted of (1) $65 million as a Eurodollar Rate Loan with an interest period of thirty days at a rate per annum equal to the British Bankers Association LIBOR Rate plus 100 basis points, and (2) $10 million as a Base Rate Loan bearing interest at a fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the “prime rate” as publicly announced by Bank of America, N.A. The obligations of the Company under the credit agreement were guaranteed by OMR Systems Corporation and Financial Models Company Ltd., both of which are wholly-owned subsidiaries of the Company. This facility was terminated in connection with the Transaction.

7.	Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $9.0 million, $9.0 million, $0.6 million and $6.4 million for the years ended December 31, 2007 and 2006, the period November 23, 2005 through December 31, 2005 and the period January 1, 2005 through November 22, 2005, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2016. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2007, are as follows (in thousands):

Year Ending December 31,
2008	$7,665
2009	7,363
2010	7,366
2011	6,443
2012	5,985
2013 and thereafter	10,854

$45,676

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.5 million, $1.4 million, less than $0.1 million and $0.3 million for the years

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2007 and 2006, the period November 23, 2005 through December 31, 2005 and the period January 1, 2005 through November 22, 2005, respectively.

Future minimum lease receipts under these leases as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$1,320
2009	1,181
2010	1,195
2011	1,195
2012	1,195
2013 and thereafter	1,393

$7,479

8.	Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 20% of his or her salary, subject to certain limitations. The Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $3,000 per year. The Company offers employees a selection of various public mutual funds but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2007 and 2006, the period November 23, 2005 through December 31, 2005 and the period January 1, 2005 through November 22, 2005, the Company incurred $1.3 million, $1.0 million, $0.1 million and $0.8 million, respectively, of matching contribution expenses related to this plan.

9.	Stock Option and Purchase Plans

Successor

In connection with the Transaction, options to purchase 968,934 shares of the Predecessor held by certain employees that were not exercised prior to the closing of the Transaction were automatically converted into fully-vested options to purchase 484,467 shares of Holdings (“Rollover Options”), having the same intrinsic value of $27.9 million. The Rollover Options had a weighted-average exercise price of $16.96 per share and a weighted-average remaining life of 6.4 years.

In August 2006, the Board of Directors of SS&C Holdings adopted a new equity-based incentive plan (the “Plan”), which authorizes equity awards to be granted for up to 1,314,567 shares of SS&C Holdings’ common stock. Under the Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. SS&C Holdings has granted both time-based and performance-based options under the Plan.

Time-based options granted upon adoption of the Plan vested 25% on November 23, 2006 and 1/36th of the remaining balance each month thereafter for 36 months. Time-based options granted thereafter generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options can vest upon a change in control, subject to certain conditions. Time-based options granted during 2007 and 2006 have a weighted-average grant date fair value of $35.57 and $31.08 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period, with the exception of the options granted upon adoption of the Plan, for which the first 25%, was recorded between the grant date and November 23, 2006, to mirror the vesting. The fair value of time-based options vested during the years ended December 31, 2007 and 2006 was approximately $3.6 million and

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.9 million, respectively. At December 31, 2007, there is approximately $7.0 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 2.0 years.

Certain performance-based options granted under the Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of grant. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. These performance-based options granted during 2007 and 2006 have a weighted-average grant date fair value of $37.68 and $32.98 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. In April 2007, the Board of Directors of SS&C Holdings approved (i) the vesting, as of April 18, 2007, of 50% of the performance-based options granted to the Company’s employees through March 31, 2007 that would have vested if the Company had met its EBITDA target for fiscal year 2006 (collectively, the “2006 Performance Options”); (ii) the vesting, conditioned upon the Company’s meeting its EBITDA target for fiscal year 2007, of the other 50% of the 2006 Performance Options; and (iii) the reduction of the Company’s EBITDA target for fiscal year 2007. The Company re-measured those awards using the Black-Scholes option-pricing model and assumptions reflecting current facts and circumstances as of the modification date. As of the modification date, the Company estimated the fair value of the modified performance-based options to be $45.45. In estimating the common stock value, the Company used several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following assumptions to estimate the value of the modified performance-based options: expected term to exercise of 3.5 years; expected volatility of 41.0%; risk-free interest rate of 4.57%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. The fair value of these performance-based options vested during the years ended December 31, 2007 and 2006 was approximately $7.4 million and $0, respectively. At December 31, 2007, there is approximately $10.0 million of unearned non-cash stock-based compensation that the Company could recognize as expense over approximately the next three years when and if the attainment of the future EBITDA targets becomes probable.

For the time-based and performance-based options valued using the Black-Scholes option-pricing model, the Company used the following assumptions:

	Time-based Awards		Performance-based Awards
	2007	2006	2007	2006

Expected term to exercise (years)	4.0	4.0	4.5	4.5
Expected volatility	45.85%	45.85%	45.85%	45.85%
Risk-free interest rate	4.57%	4.86%	4.57%	4.86%
Expected dividend yield	0%	0%	0%	0%

Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

The remaining performance-based options vest only upon a change in control in which certain internal rate of return targets are attained (“Liquidity Options”). These performance-based options granted during 2007 and 2006 have a weighted-average grant date fair value of approximately $8.17 and $21.23 per share, respectively. Compensation expense will be recorded at the time that a change in control becomes probable. The Company did not record stock-based compensation expense related to these options during the years ended December 31,

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and 2006. At December 31, 2007, there is approximately $4.7 million of unearned non-cash stock-based compensation that the Company expects to recognize when and if a change in control becomes probable.

There were no unvested stock options at December 31, 2005 that carry over into future periods. The Company generally settles stock option exercises with newly issued common shares of SS&C Holdings, the Company’s parent. The issuance of SS&C Holdings shares is recorded as an additional capital contribution by the Company.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	Successor
	2007	2006

Statement of operations classification
Cost of maintenance	$257	$100
Cost of professional services	343	124
Cost of software-enabled services	2,452	785

Total cost of revenues	3,052	1,009
Selling and marketing	1,803	647
Research and development	1,146	425
General and administrative	4,978	1,790

Total operating expenses	7,927	2,862

Total stock-based compensation expense	$10,979	$3,871

The associated future income tax benefit recognized was $3.2 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively.

For the year ended December 31, 2007, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2007 was less than $0.1 million. For the year ended December 31, 2006, the amount of cash received from the exercise of stock options was $0.1 million, with an associated tax benefit realized of $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2006 was $0.2 million.

The following table summarizes stock option transactions for the years ended December 31, 2007 and 2006:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005 (Rollover options)	484,467	$16.97
Granted	1,176,331	74.50
Cancelled	(42,885)	74.50
Exercised	(4,467)	21.34

Outstanding at December 31, 2006	1,613,446	57.37
Granted	43,500	86.00
Cancelled/forfeited	(36,050)	73.88
Exercised	(225)	7.33

Outstanding at December 31, 2007	1,620,671	57.78

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2007:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted-				Weighted-
	Weighted-		Average		Weighted-		Average
	Average	Aggregate	Remaining		Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term (years)	Shares	Price	Value	Term (years)
		(In thousands)				(In thousands)

869,557	$42.80	$48,789	6.3	229,484	$75.37	$5,402	8.7

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

During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), for which 2,250,000 shares of common stock were reserved for issuance. The number of reserved shares was increased by 750,000 in both May 2000 and 2001. In May 2003, the number of reserved shares was further increased by 1,500,000 for a total of 5,250,000 shares. Generally, options under the 1998 Plan vested ratably over four years and expired ten years subsequent to the grant. As of November 22, 2005, there were no options outstanding or shares available for grant under the 1998 Plan.

In 1999, the Board of Directors approved the Company’s 1999 Non-Officer Employee Stock Incentive Plan (“1999 Plan”) and reserved 1,875,000 shares of common stock for issuance under the 1999 Plan. All of the Company’s employees, consultants, and advisors other than the Company’s executive officers and directors were eligible to participate in the 1999 Plan. Only non-statutory stock options, restricted stock awards, and other stock-based awards may be granted under the 1999 Plan. Generally, options under the 1999 Plan vested ratably over four years and expired ten years after the date of grant. As of November 22, 2005, there were no options outstanding or shares available for grant under the 1999 Plan.

The following table summarizes stock option transactions for the period January 1, 2005 through November 22, 2005.

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2004	2,379,462	$7.56
Granted	137,200	26.99
Cancelled	(25,213)	16.92
Exercised(1)	(1,522,515)	8.59
Rollover options	(968,934)	8.48

Outstanding at November 22, 2005	—	—

(1)	Includes 1,132,676 options with a weighted-average exercise price of $9.29 that were cashed out in connection with the Transaction, with the same economic effect as an exercise and sale for the Transaction consideration.

The weighted-average grant date fair value of options granted during the period January 1, 2005 through November 22, 2005 was $13.69. The total intrinsic value of options exercised during the period January 1, 2005 through November 22, 2005 was $38.4 million. The fair value of options vested during the period January 1, 2005 through November 22, 2005 was $3.5 million.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the allocation of the purchase price for the acquisitions of Northport, Zoologic and Cogent (in thousands):

	Northport	Zoologic	Cogent

Tangible assets acquired, net of cash received	$708	$505	$1,019
Completed technology	—	425	—
Trade names	—	60	—
Acquired client relationships and contracts	1,500	500	4,500
Goodwill	3,303	2,535	9,328
Deferred revenue	(350)	(1,163)	(756)
Debt	—	—	(300)
Deferred taxes	—	—	(1,755)
Other liabilities assumed	(31)	(150)	(142)

Consideration paid, net of cash acquired	$5,130	$2,712	$11,894

Acquisitions by the Predecessor Company — 2005

On October 31, 2005, the Company purchased all the outstanding stock of Open Information Systems, Inc. (“OIS”) for $24.0 million in cash. Revenue targets that would have required the Company to make additional earn-out payments were ultimately not met. OIS’ Money Market Manager is used by banks and broker/dealers for money market issuance services. Information Manager, another OIS product, is a comprehensive tool for financial institutions, allowing banks to web-enable core business applications for Internet transaction entry, scheduling, reporting, work flow management and third-party interfaces.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 3, 2005, the Company purchased all the outstanding stock of Financial Interactive, Inc. (“FI”) in exchange for 358,424 shares of SS&C common stock and warrants to purchase 50,000 shares of SS&C stock with an exercise price of $37.69 per share, expiring on June 3, 2010. FI’s product, FundRunner, provides a comprehensive investor relationship management and fund profiling infrastructure to alternative fund managers, funds of funds managers and fund administrators.

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

In connection with the acquisition, the Company committed to a plan to reduce headcount at FMC. Under the plan, the Company terminated approximately 75 employees and accrued severance costs of $3.3 million, of which substantially all has been paid as of December 31, 2006. The severance costs were included in the allocation of the purchase price and recorded as an assumed liability.

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

The following summarizes the allocation of the purchase price for the acquisitions of OIS, MarginMan, FI, FMC, EisnerFast and Achievement (in thousands):

	OIS	MarginMan	FI	FMC	EisnerFast	Achievement

Assets acquired, net of cash received	$2,474	$105	$815	$16,223	$1,089	$3
Completed technology	5,275	1,447	1,306	9,683	—	210
Acquired client contracts and relationships	4,000	2,266	2,078	37,103	8,587	—
Trade names	230	76	138	814	—	—
Goodwill	12,328	2,303	9,829	113,560	17,106	350
Deferred income taxes	—	—	(199)	(13,835)	—	—
Other liabilities assumed	(307)	(516)	(3,388)	(11,633)	(1,449)	(91)

Consideration paid, net of cash acquired	$24,000	$5,681	$10,579	$151,915	$25,333	$472

The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the Transaction and the acquisitions of Northport, Zoologic, Cogent, OIS, MarginMan, FI, FMC and EisnerFast, occurred on January 1, 2005. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

			Period from	Period from
			November 23	January 1
			through	through
			December 31,	November 22,
	2007	2006	2005	2005

Revenues	$248,854	$211,354	$18,506	$181,332
Net income	6,596	1,777	902	3,613

The pro forma results of operations presented above include a reduction in revenues of $3.6 million and $0.7 million for 2006 and the period from November 23 through December 31, 2005, respectively, related to the deferred revenue adjustment recorded in connection with the Transaction. Pro forma results of operations have not been presented for the acquisition of Achievement, as results of operations of this acquisition are not significant to the Company.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions

In connection with the Transaction, TC Group, L.L.C. (an affiliate of Carlyle), the Company and the Company’s Chief Executive Officer entered into an agreement pursuant to which the Company paid (i) TC Group, L.L.C. a fee for certain services provided by it to the Company in connection with the Transaction, and (ii) the Company’s Chief Executive Officer a fee in consideration of his commitment to contribute equity to the Company pursuant to a contribution and subscription agreement and as consideration for the Chief Executive Officer’s agreement to enter into a long-term employment agreement with the Company, including non-competition provisions therein. The aggregate amount of these fees was $7.5 million, which was allocated to the Company’s Chief Executive Officer and TC Group, L.L.C. pro rata based on their respective ownership of the Company following the Transaction, and was recorded as part of the overall purchase price of the Transaction.

The Company has agreed to pay TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by TC Group, L.L.C. following the Transaction, and will also pay Carlyle additional reasonable compensation for other services provided by TC Group, L.L.C. to the Company from time to time, including investment banking, financial advisory and other services.

12.	Commitments and Contingencies

In connection with the Transaction, two purported class action lawsuits were filed against us, each of our directors and, with respect to the first matter described below, SS&C Holdings, in the Court of Chancery of the State of Delaware, in and for New Castle County.

The first lawsuit was Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit was Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purported to state claims for breach of fiduciary duty against all of our directors at the time of filing of the lawsuits. The complaints alleged, among other things, that (1) the merger would benefit our management or The Carlyle Group at the expense of our public stockholders, (2) the merger consideration to be paid to stockholders was inadequate or unfair and did not represent the best price available in the marketplace for us, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to our stockholders in negotiating and approving the merger. Each complaint sought, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it were completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper. The plaintiffs had not sought a specific amount of monetary damages.

The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which we agreed to make certain additional disclosures to our stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. Under the settlement agreement, we agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. The settlement agreement was subject to customary conditions, including court approval following notice to our stockholders. The court did not find that the settlement agreement was fair, reasonable and adequate and disapproved the proposed settlement on November 29, 2006. The court criticized plaintiffs’ counsel’s handling of the litigation, noting that the plaintiffs’ counsel displayed a lack of understanding of basic terms of the merger, did not appear to have adequately investigated the plaintiffs’ potential claims and was unable to identify the basic legal issues in the case. The court also raised questions about the process leading up to the Transaction, which process included Mr. Stone’s discussions of potential investments in, or acquisitions of, SS&C, without prior formal authorization of our board, but the court did not make any findings of fact on the litigation other than that there were not adequate facts in evidence to support the settlement. The plaintiffs decided to continue the litigation following rejection of the settlement, and the parties proceeded with discovery.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 28, 2007, plaintiffs moved to withdraw from the lawsuit with notice to SS&C’s former shareholders. On January 8, 2008, the defendants opposed plaintiffs’ motion for notice to shareholders in connection with their withdrawal and moved for sanctions against plaintiffs and removal of confidentiality restrictions on plaintiffs’ discovery materials. At a hearing on February 8, 2008, the court orally granted plaintiffs’ motion to withdraw, declined to order notice and took defendants’ motion for sanctions under advisement. In its memorandum opinion and order dated March 6, 2008, the court granted in part defendants’ motion for sanctions, awarding attorneys’ fees and other expenses that defendants reasonably incurred in defending plaintiffs’ motion to withdraw and in bringing a motion to unseal the record and for sanctions. The court noted that further proceedings were required to determine the proper amount of the award, and it directed the parties to submit a schedule to bring this matter to a conclusion.

From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any such litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.

13.	Product and Geographic Sales Information

The Company operates in one reportable segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2007 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Americas excluding the United States, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $2.2 million, $2.0 million, $0.6 million and $1.7 million in the years ended December 31, 2007 and 2006, the period November 23, 2005 through December 31, 2005 and the period January 1, 2005 through November 22, 2005, respectively.

Revenues by geography were (in thousands):

	Successor			Predecessor
			Period	Period
			from	from
			November	January 1,
			23, 2005	2005
			through	through
			December	November
	2007	2006	31, 2005	22, 2005
United States	$147,104	$122,341	$10,261	$91,542
Canada	40,892	35,924	2,572	18,406
Americas excluding United States and Canada	4,672	2,850	370	3,163
Europe	49,612	40,150	4,151	27,737
Asia Pacific and Japan	5,888	4,204	311	3,121

	$248,168	$205,469	$17,665	$143,969

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets as of December 31, were (in thousands):

	2007	2006

United States	$20,702	$20,814
Canada	4,580	5,057
Americas excluding United States and Canada	134	85
Europe	523	425
Asia Pacific and Japan	124	125

	$26,063	$26,506

Revenues by product group were (in thousands):

	Successor			Predecessor
			Period	Period
			from	from
			November	January 1,
			23, 2005	2005
			through	through
			December	November
	2007	2006	31, 2005	22, 2005
Portfolio management/accounting	$192,617	$152,094	$12,883	$105,081
Trading/treasury operations	29,341	27,686	2,458	21,143
Financial modeling	8,919	9,446	625	8,521
Loan management/accounting	5,120	5,296	790	3,499
Property management	5,514	5,983	569	5,192
Money market processing	4,498	4,083	340	533
Training	2,159	881	—	—

	$248,168	$205,469	$17,665	$143,969

14.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Revenue	$55,914	$60,328	$63,483	$68,443
Gross profit	26,472	28,020	31,114	33,680
Operating income	11,047	9,598	13,902	14,183
Net income (loss)	(173)	(1,059)	2,221	5,586

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Revenue	$48,365	$50,655	$52,449	$54,000
Gross profit	25,069	26,150	26,641	27,593
Operating income	11,427	11,340	10,579	10,523
Net income (loss)	(226)	1,787	359	(845)

15.	Supplemental Guarantor Condensed Consolidating Financial Statements

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

Condensed consolidating financial information as of December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007 and 2006, for the period from January 1, 2005 to November 22, 2005 and for the period from November 23, 2005 to December 31, 2005 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At December 31, 2007 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$9,031	$1,984	$8,160	$—	$19,175
Accounts receivable, net	19,281	4,792	15,473	—	39,546
Prepaid expenses and other current assets	5,444	421	3,720	—	9,585
Deferred income taxes	497	77	595		1,169
Property and equipment, net	8,475	661	3,904	—	13,040
Investment in subsidiaries	121,363	—	—	(121,363)	—
Intercompany balances	151,489	(8,769)	(142,720)	—	—
Deferred income taxes, long-term	—	1,026	—	(1,026)	—
Goodwill, intangible and other assets, net	770,442	20,766	316,772	—	1,107,980

Total assets	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

Current portion of long-term debt	$1,817	$—	$612	$—	$2,429
Accounts payable	1,407	56	1,095	—	2,558
Accrued expenses	15,248	1,725	6,838	—	23,811
Deferred income taxes	—	—	—	—	—
Income taxes payable	623	—	2,558	—	3,181
Deferred maintenance and other revenue	18,768	2,894	7,818	—	29,480
Long-term debt, net of current portion	381,214	—	59,366	—	440,580
Other long-term liabilities	3,680	—	6,536	—	10,216
Deferred income taxes, long-term	50,672	—	16,001	(1,026)	65,647

Total liabilities	473,429	4,675	100,824	(1,026)	577,902

Stockholder’s equity	612,593	16,283	105,080	(121,363)	612,593

Total liabilities and stockholder’s equity	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2006 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$3,055	$2,317	$6,346	$—	$11,718
Accounts receivable, net	15,640	4,808	11,247	—	31,695
Prepaid expenses and other current assets	3,929	730	3,164	—	7,823
Property and equipment, net	4,897	987	4,135	—	10,019
Investment in subsidiaries	83,863	—	—	(83,863)	—
Intercompany balances	142,577	(9,433)	(133,144)	—	—
Goodwill, intangible and other assets, net	795,697	16,918	278,651	—	1,091,266

Total assets	$1,049,658	$16,327	$170,399	$(83,863)	$1,152,521

Current portion of long-term debt	$5,000	$—	$694	$—	$5,694
Accounts payable	1,019	418	868	—	2,305
Accrued expenses	11,232	1,715	5,348	—	18,295
Deferred income taxes	(268)	(86)	738	—	384
Income taxes payable	(5,260)	1,522	3,929	—	191
Deferred maintenance and other revenue	15,821	3,677	6,181	—	25,679
Long-term debt, net of current portion	401,000	—	65,235	—	466,235
Other long-term liabilities	—	—	1,088	—	1,088
Deferred income taxes, long-term	57,982	(1,583)	13,119	—	69,518

Total liabilities	486,526	5,663	97,200	—	589,389

Stockholder’s equity	563,132	10,664	73,199	(83,863)	563,132

Total liabilities and stockholder’s equity	$1,049,658	$16,327	$170,399	$(83,863)	$1,152,521

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$101,686	$66,431	$81,566	$(1,515)	$248,168
Cost of revenues	58,086	41,399	30,912	(1,515)	128,882

Gross profit	43,600	25,032	50,654	—	119,286
Operating expenses:
Selling & marketing	12,471	1,717	5,513	—	19,701
Research & development	14,747	3,360	8,175	—	26,282
General & administrative	18,424	1,024	5,125	—	24,573

Total operating expenses	45,642	6,101	18,813	—	70,556

Operating (loss) income	(2,042)	18,931	31,841	—	48,730
Interest expense, net	(27,754)	10	(16,780)	—	(44,524)
Other income, net	(422)	(139)	2,472	—	1,911

Income (loss) before income taxes	(30,218)	18,802	17,533	—	6,117
(Benefit) provision for income taxes	(7,778)	3,695	3,625	—	(458)
Equity in net income of subsidiaries	29,015	—	—	(29,015)	—

Net income	$6,575	$15,107	$13,908	$(29,015)	$6,575

	For the Year Ended December 31, 2006 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$81,934	$55,705	$69,397	$(1,567)	$205,469
Cost of revenues	41,379	34,130	26,074	(1,567)	100,016

Gross profit	40,555	21,575	43,323	—	105,453
Operating expenses:
Selling & marketing	10,268	2,088	5,242	—	17,598
Research & development	12,858	3,295	7,467	—	23,620
General & administrative	13,418	1,116	5,832	—	20,366

Total operating expenses	36,544	6,499	18,541	—	61,584

Operating income	4,011	15,076	24,782	—	43,869
Interest expense, net	(30,361)	(7)	(16,671)	—	(47,039)
Other income, net	429	5	22	—	456

Income (loss) before income taxes	(25,921)	15,074	8,133	—	(2,714)
(Benefit) provision for income taxes	(10,916)	6,348	779	—	(3,789)
Equity in net income of subsidiaries	16,080	—	—	(16,080)	—

Net income	$1,075	$8,726	$7,354	$(16,080)	$1,075

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the period from November 23 through December 31, 2005 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$7,283	$3,825	$6,765	$(208)	$17,665
Cost of revenues	3,236	2,088	2,511	(208)	7,627

Gross profit	4,047	1,737	4,254	—	10,038
Operating expenses:
Selling & marketing	631	129	604	—	1,364
Research & development	965	343	763	—	2,071
General & administrative	544	164	432	—	1,140

Total operating expenses	2,140	636	1,799	—	4,575
Operating income	1,907	1,101	2,455	—	5,463
Interest expense, net	(3,437)	—	(1,453)	—	(4,890)
Other income, net	13	—	245	—	258

(Loss) income before income taxes	(1,517)	1,101	1,247	—	831
(Benefit) provision for income taxes	(250)	125	125	—	—
Equity in net income of subsidiaries	2,098	—	—	(2,098)	—

Net income	$831	$976	$1,122	$(2,098)	$831

	For the Period from January 1 through November 22, 2005 — Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$68,644	$33,904	$42,446	$(1,025)	$143,969
Cost of revenues	21,544	17,958	20,527	(1,025)	59,004

Gross profit	47,100	15,946	21,919	—	84,965
Operating expenses:
Selling & marketing	6,167	1,597	5,370	—	13,134
Research & development	10,095	2,558	6,546	—	19,199
General & administrative	7,624	888	3,432	—	11,944
Merger costs related to the sale of SS&C	36,789	—	123	—	36,912

Total operating expenses	60,675	5,043	15,471	—	81,189
Operating (loss) income	(13,575)	10,903	6,448	—	3,776
Interest income, net	3,527	—	(4,588)	—	(1,061)
Other income (expense), net	744	39	(128)	—	655

(Loss) income before income taxes	(9,304)	10,942	1,732	—	3,370
Provision for income taxes	560	658	1,440	—	2,658
Equity in net income of subsidiaries	10,576	—	—	(10,576)	—

Net income	$712	$10,284	$292	$(10,576)	$712

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$6,575	$15,107	$13,908	$(29,015)	$6,575
Non-cash adjustments	2,766	1,993	8,314	29,015	42,088
Changes in operating assets and liabilities	8,402	(1,911)	1,903	—	8,394

Net cash provided by operating activities	17,743	15,189	24,125	—	57,057

Cash Flow from Investment Activities:
Intercompany transactions	17,092	(10,152)	(6,940)	—	—
Cash paid for businesses acquired, net of cash acquired	—	(5,127)	(3)	—	(5,130)
Additions to property and equipment and software	(5,977)	(243)	(1,497)	—	(7,717)
Proceeds from sale of property and equipment	7	—	1	—	8

Net cash provided by (used in) investing activities	11,122	(15,522)	(8,439)	—	(12,839)

Cash Flow from Financing Activities:
Net repayments of debt	(22,969)	—	(14,519)	—	(37,488)
Transactions involving SS&C Technologies Holdings, Inc. common stock	80	—	—	—	80

Net cash used in financing activities	(22,889)	—	(14,519)	—	(37,408)

Effect of exchange rate changes on cash	—	—	647	—	647

Net increase (decrease) in cash and cash equivalents	5,976	(333)	1,814	—	7,457
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$9,031	$1,984	$8,160	$—	$19,175

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$1,075	$8,726	$7,354	$(16,080)	$1,075
Non-cash adjustments	837	1,717	4,964	16,080	23,598
Changes in operating assets and liabilities	3,241	3,336	(541)	—	6,036

Net cash provided by operating activities	5,153	13,779	11,777	—	30,709

Cash Flow from Investment Activities:
Intercompany transactions	9,922	(13,013)	3,091	—	—
Cash paid for businesses acquired, net of cash acquired	(13,500)	—	(479)	—	(13,979)

Additions to property and equipment and software	(3,216)	(420)	(1,012)	—	(4,648)
Proceeds from sale of property and equipment	—	—	1	—	1

Net cash provided by (used in) investing activities	(6,794)	(13,433)	1,601	—	(18,626)

Cash Flow from Financing Activities:
Net repayments of debt	(2,314)	—	(14,804)	—	(17,118)
Transactions involving SS&C Technologies, Holdings, Inc. common stock	691	—	—	—	691
Net cash used in financing activities	(1,623)	—	(14,804)	—	(16,427)

Effect of exchange rate changes on cash	—	—	478	—	478

Net increase (decrease) in cash and cash equivalents	(3,264)	346	(948)	—	(3,866)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$3,055	$2,317	$6,346	$—	$11,718

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Period from November 23 through December 31, 2005 — Successor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$831	$976	$1,122	$(2,098)	$831
Non-cash adjustments	(3,449)	403	2,327	2,098	1,379
Changes in operating assets and liabilities	3,620	(122)	(793)	—	2,705

Net cash provided by operating activities	1,002	1,257	2,656	—	4,915

Cash Flow from Investment Activities:
Intercompany transactions	3,989	(517)	(3,472)	—	—
Acquisition of SS&C	(797,000)	—	(80,000)	—	(877,000)
Additions to property and equipment	(241)	—	(35)	—	(276)
Other investing activities	15	—	—	—	15

Net cash used in investing activities	(793,237)	(517)	(83,507)	—	(877,261)

Cash Flow from Financing Activities:
Cash received from borrowings for the Transaction	410,000	—	80,000	—	490,000
Investment by SS&C Holdings	381,000	—	—	—	381,000
Net repayments of debt	(2,002)	—	(343)	—	(2,345)

Net cash provided by financing activities	788,998	—	79,657	—	868,655

Effect of exchange rate changes on cash	—	—	26	—	26

Net increase (decrease) in cash and cash equivalents	(3,237)	740	(1,168)	—	(3,665)

Cash and cash equivalents, beginning of period	9,556	1,231	8,462	—	19,249

Cash and cash equivalents, end of period	$6,319	$1,971	$7,294	$—	$15,584

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Period from January 1 through November 22, 2005 — Predecessor
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$712	$10,284	$292	$(10,576)	$712
Non-cash adjustments	(3,757)	1,613	4,384	10,576	12,816
Changes in operating assets and liabilities	20,169	(861)	(720)	—	18,588

Net cash provided by operating activities	17,124	11,036	3,956	—	32,116

Cash Flow from Investment Activities:
Intercompany transactions	(158,547)	(5,823)	166,969	(2,599)	—
Cash paid for businesses acquired, net of cash acquired	(39,745)	(3,949)	(164,225)	—	(207,919)
Additions to property and equipment	(1,553)	(337)	(598)	—	(2,488)
Net sales of marketable securities	101,909	—	—	—	101,909
Purchase of long-term investment	(2,000)	—	—	—	(2,000)
Other investing activities	3	—	—	—	3

Net cash (used in) provided by investing activities	(99,933)	(10,109)	2,146	(2,599)	(110,495)

Cash Flow from Financing Activities:
Net borrowings of debt	74,984	—	—	—	74,984
Issuance of common stock	3,479	—	—	—	3,479
Purchase of common stock for treasury	(5,584)	—	—	—	(5,584)
Common stock dividends	(3,718)	—	(2,599)	2,599	(3,718)

Net cash provided by (used in) financing activities	69,161	—	(2,599)	2,599	69,161

Effect of exchange rate changes on cash	—	—	(446)	—	(446)

Net increase (decrease) in cash and cash equivalents	(13,648)	927	3,057	—	(9,664)
Cash and cash equivalents, beginning of period	23,204	304	5,405	—	28,913

Cash and cash equivalents, end of period	$9,556	$1,231	$8,462	$—	$19,249

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2	.1†	Acquisition Agreement, dated February 25, 2005, by and between the Registrant and Financial Models Company Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 2, 2005 (File No. 000-28430)
2	.2†	Purchase Agreement, dated February 28, 2005, by and among the Registrant, EisnerFast LLC and EHS, LLC is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2005 (File No. 000-28430)
2	.3†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
2	.4†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)
3.1		Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)
3.2		Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Form S-4
4.1		Indenture, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, the Guarantors named on the signature pages thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, including the form of 11 3/4% Senior Subordinated Note due 2013, is incorporated herein by reference to Exhibit 4.1 to the Form S-4
4.2		First Supplemental Indenture, dated as of April 27, 2006, among Cogent Management Inc., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 4.2 to the Form S-4
4.3		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.3 to the Form S-4
4.4		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.4 to the Form S-4
4.5		Registration Rights Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant and the Guarantors named therein, as Issuers, and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Initial Purchasers, is incorporated herein by reference to Exhibit 4.5 to the Form S-4
4.6		Purchase Agreement, dated as of November 17, 2005, between Sunshine Acquisition II, Inc. and the Initial Purchasers named in Schedule I thereto is incorporated herein by reference to Exhibit 4.6 to the Form S-4
4.7		Joinder Agreement, dated as of November 23, 2005, executed by the Registrant, Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.7 to the Form S-4
4.8		Joinder Agreement, dated as of April 27, 2006, executed by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.8 to the Form S-4
10.1		Credit Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, SS&C Technologies Canada Corp., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, is incorporated herein by reference to Exhibit 10.1 to the Form S-4
10.2		Guarantee and Collateral Agreement, dated as of November 23, 2005, made by Sunshine Acquisition Corporation, Sunshine Acquisition II, Inc., the Registrant and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Form S-4

Exhibit
Number		Description of Exhibit

10.3		CDN Guarantee and Collateral Agreement, dated as of November 23, 2005, made by SS&C Technologies Canada Corp. and 3105198 Nova Scotia Company in favor of JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Form S-4
10.4		Assumption Agreement, dated as of April 27, 2006, made by Cogent Management Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.4 to the Form S-4
10.5		Stockholders Agreement of Sunshine Acquisition Corporation, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-4
10.6		Registration Rights Agreement, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4
10.7		Form of Service Provider Stockholders Agreement of Sunshine Acquisition Corporation by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4
10.8		Management Agreement, dated as of November 23, 2005, between Sunshine Acquisition Corporation, William C. Stone and TC Group, L.L.C. is incorporated herein by reference to Exhibit 10.8 to the Form S-4
10.9		SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., Sunshine Acquisition Corporation and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Form S-4
10	.10*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4
10	.11*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4
10	.12*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4
10	.13*	2006 Equity Incentive Plan of Sunshine Acquisition Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 333-135139) (the “August 15, 2006 8-K”)
10	.14*††	Form of Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the August 15, 2006 8-K
10	.15*	Form of Dividend Equivalent Agreement is incorporated herein by reference to Exhibit 10.3 to the August 15, 2006 8-K
10	.16*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10	.17*	Employment Agreement, dated as of November 23, 2005, by and between William C. Stone and Sunshine Acquisition Corporation is incorporated herein by reference to Exhibit 10.13 to the Form S-4
10	.18*	Description of Executive Officer Compensation Arrangements is incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on March 18, 2008 (File No. 333-135139)
10.19		Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)
10.20		Second Amendment to Lease, dated as of April 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)

Exhibit
Number	Description of Exhibit

10.21	Third Amendment to Lease, effective as of July 1, 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K
10.22	Fourth Amendment to Lease, effective as of June 7, 2005, between the Registrant and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)
10.23	Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q
10.24	First Amendment, dated as of March 6, 2007, to the Credit Agreement, dated as of November 23, 2005, among the Registrant, SS&C Technologies Canada Corp., as CDN Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as lenders, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current on Form 8-K, filed on March 9, 2007 (File No. 333-135139)
10.25	Fifth Amendment to Lease, dated as of November 1, 2006, by and between the Registrant and New Boston Limited Partnership is incorporated herein by reference to Exhibit 10.25 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-143719)
12	Statement of Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

††	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.