Form 10-Q
period 2008-03-31
SS&C TECHNOLOGIES INC
filed 2008-05-15
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of May 14, 2008.

SS&C TECHNOLOGIES, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$25,587	$19,175
Accounts receivable, net of allowance for doubtful accounts of $1,421 and $1,248, respectively	42,266	39,546
Prepaid expenses and other current assets	9,754	9,585
Deferred income taxes	1,203	1,169

Total current assets	78,810	69,475

Property and equipment
Leasehold improvements	6,039	4,522
Equipment, furniture, and fixtures	18,744	17,532

	24,783	22,054
Less accumulated depreciation	(10,333)	(9,014)

Net property and equipment	14,450	13,040

Goodwill	854,192	860,690
Intangible and other assets, net of accumulated amortization of $62,912 and $55,572, respectively	237,960	247,290

Total assets	$1,185,412	$1,190,495

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,312	$2,429
Accounts payable	3,170	2,558
Income taxes payable	2,849	3,181
Accrued employee compensation and benefits	4,399	11,668
Other accrued expenses	8,863	10,053
Interest payable	8,071	2,090
Deferred maintenance and other revenue	40,421	29,480

Total current liabilities	70,085	61,459

Long-term debt, net of current portion	428,664	440,580
Other long-term liabilities	14,112	10,216
Deferred income taxes	63,354	65,647

Total liabilities	576,215	577,902

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	571,918	570,497
Accumulated other comprehensive income	25,062	33,615
Retained earnings	12,217	8,481

Total stockholder’s equity	609,197	612,593

Total liabilities and stockholder’s equity	$1,185,412	$1,190,495

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
Revenues:
Software licenses	$6,655	$6,117
Maintenance	16,357	14,987
Professional services	5,268	4,135
Software-enabled services	40,243	30,675

Total revenues	68,523	55,914

Cost of revenues:
Software licenses	2,299	2,418
Maintenance	6,616	6,462
Professional services	3,560	3,463
Software-enabled services	22,448	17,099

Total cost of revenues	34,923	29,442

Gross profit	33,600	26,472

Operating expenses:
Selling and marketing	4,995	4,108
Research and development	6,964	6,267
General and administrative	5,819	5,050

Total operating expenses	17,778	15,425

Operating income	15,822	11,047

Interest expense, net	(10,428)	(11,420)
Other income, net	225	126

Income (loss) before income taxes	5,619	(247)
Provision (benefit) for income taxes	1,883	(74)

Net income (loss)	$3,736	$(173)

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
Cash flow from operating activities:
Net income (loss)	$3,736	$(173)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,998	8,483
Amortization of loan origination costs	587	566
Foreign exchange gains on debt	—	(162)
Equity losses in long-term investment	39	—
Loss on sale or disposition of property and equipment	1	—
Deferred income taxes	(485)	(326)
Stock-based compensation expense	1,289	813
Provision for doubtful accounts	250	245
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(2,992)	(4,667)
Prepaid expenses and other assets	(654)	(316)
Income taxes receivable	—	(3,244)
Accounts payable	635	1,392
Accrued expenses and other liabilities	(2,429)	3,563
Income taxes payable	(330)	(205)
Deferred maintenance and other revenues	10,747	10,274

Net cash provided by operating activities	19,392	16,243

Cash flow from investing activities:
Additions to property and equipment	(2,906)	(2,235)
Cash paid for business acquisitions, net of cash acquired	—	(5,047)

Net cash used in investing activities	(2,906)	(7,282)

Cash flow from financing activities:
Cash received from borrowings	—	3,000
Repayment of debt	(10,580)	(12,051)
Transactions involving SS&C Holdings common stock	131	—

Net cash used in financing activities	(10,449)	(9,051)

Effect of exchange rate changes on cash and cash equivalents	375	105

Net increase in cash and cash equivalents	6,412	15
Cash and cash equivalents, beginning of period	19,175	11,718

Cash and cash equivalents, end of period	$25,587	$11,733

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2007 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2007 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the expected results for the full year.
2. The Transaction
SS&C Technologies, Inc. (the “Company” or “SS&C”) was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc. (“Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group and formerly known as Sunshine Acquisition Corporation. The acquisition was accomplished through the merger of Sunshine Merger Corporation into the Company, with the Company being the surviving company and a wholly-owned subsidiary of Holdings (the “Transaction”). Although the Transaction occurred on November 23, 2005, the Company adopted an effective date of November 30, 2005 for accounting purposes. The activity for the period November 23, 2005 through November 30, 2005 was not material to either the successor or predecessor periods for 2005.
3. Stock-based Compensation
In August 2006, the Board of Directors of Holdings adopted a new equity-based incentive plan (the “2006 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 9,859,252 shares of common stock. There were no stock options granted during the three months ended March 31, 2008.
In March 2008, the Board of Directors of Holdings approved (i) the vesting, conditioned upon the Company’s EBITDA for 2008 falling within the targeted range, of the 2006 and 2007 performance-based options that did not otherwise vest during 2006 or 2007, and (ii) the reduction of the Company’s annual EBITDA target range for 2008. As of that date, the Company estimated the weighted-average fair value of its performance-based options that vest upon the attainment of the 2008 EBITDA target range to be $5.47. In estimating the common stock value, the Company valued the Company using several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 26.0%; risk-free interest rate of 1.735%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.
During the three months ended March 31, 2008, the Company recorded compensation expense of $0.4 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2008 will fall within the targeted range. Additionally, the Company recorded compensation expense of $0.9 million related to time-based options during the three months ended March 31, 2008. The annual EBITDA targets for 2009 through 2011 will be determined by the Board of Directors of Holdings at the beginning of each respective year. Stock-based compensation expense recorded in the three months ended March 31, 2007 related entirely to time-based options.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

Statements of operations classification

	2008	2007
Cost of maintenance	$24	$21
Cost of professional services	41	26
Cost of software-enabled services	293	179

Total cost of revenues	358	226

Selling and marketing	207	131
Research and development	133	85
General and administrative	591	371

Total operating expenses	931	587

Total stock-based compensation expense	$1,289	$813

A summary of stock option activity as of and for the three months ended March 31, 2008 is as follows:

Shares of
Holdings
Under Option
Outstanding at January 1, 2008	12,155,024
Granted	—
Cancelled/forfeited	(129,986)
Exercised	(13,222)

Outstanding at March 31, 2008	12,011,816

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
The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$3,736	$(173)
Foreign currency translation (losses) gains	(5,987)	1,976
Unrealized losses on interest rate swaps, net of tax	(2,566)	(306)

Total comprehensive (loss) income	$(4,817)	$1,497

5. Debt
At March 31, 2008 and December 31, 2007, debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Senior credit facility, term loan portion, weighted-average interest rate of 5.12% and 7.04%, respectively	$225,976	$238,009
11 3/4% senior subordinated notes due 2013	205,000	205,000

	430,976	443,009
Current portion of long-term debt	(2,312)	(2,429)

Long-term debt	$428,664	$440,580

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended March 31, 2008 and 2007.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months ended March 31, 2008 and 2007, the Company recognized unrealized losses of $2.6 million, net of tax, and $0.3 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
6. Fair Value Measurement
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreements. The Company did not adopt the provisions of SFAS No. 157 as they relate to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The major categories of assets that are measured at fair value for which the Company has not applied the provisions of SFAS No. 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company determines the fair value of its interest rate swaps based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2 under SFAS No. 157. At March 31, 2008 and December 31, 2007, the fair value of the Company’s interest rate swaps was a liability of $6.9 million and $2.9 million, respectively.
7. Commitments and Contingencies
In connection with the Transaction, two purported class action lawsuits were filed against the Company, each of its directors and, with respect to the first matter described below, Holdings, in the Court of Chancery of the State of Delaware, in and for New Castle County.
The first lawsuit was Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit was Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purported to state claims for breach of fiduciary duty against all of the Company’s directors at the time of filing of the lawsuits. The complaints alleged, among other things, that (1) the merger would benefit the Company’s management or The Carlyle Group at the expense of the Company’s public stockholders, (2) the merger consideration to be paid to stockholders was inadequate or unfair and did not represent the best price available in the marketplace for the Company, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to the Company’s stockholders in negotiating and approving the merger. Each complaint sought, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it were completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper. The plaintiffs had not sought a specific amount of monetary damages.
The two lawsuits were consolidated by order dated August 31, 2005. On October 18, 2005, the parties to the consolidated lawsuit entered into a memorandum of understanding, pursuant to which the Company agreed to make certain additional disclosures to its stockholders in connection with their approval of the merger. The memorandum of understanding also contemplated that the parties would enter into a settlement agreement, which the parties executed on July 6, 2006. Under the settlement agreement, the Company agreed to pay up to $350,000 of plaintiffs’ legal fees and expenses. The settlement agreement was subject to customary conditions, including court approval following notice to the Company’s stockholders. The court did not find that the settlement agreement was fair, reasonable and adequate and disapproved the proposed settlement on November 29, 2006. The court criticized plaintiffs’ counsel’s handling of the litigation, noting that the plaintiffs’ counsel displayed a lack of understanding of basic terms of the merger, did not appear to have adequately investigated the plaintiffs’ potential claims and was unable to identify the basic legal issues in the case. The court also raised questions about the process leading up to the Transaction, which process included Mr. Stone’s discussions of potential investments in, or acquisitions of, the Company, without prior formal authorization of the Company’s board, but the court did not make any findings of fact on the litigation other than that there were not adequate facts in evidence to support the settlement. The plaintiffs decided to continue the litigation following rejection of the settlement, and the parties proceeded with discovery.
On November 28, 2007, plaintiffs moved to withdraw from the lawsuit with notice to the Company’s former shareholders. On January 8, 2008, the defendants opposed plaintiffs’ motion for notice to shareholders in connection with their withdrawal and moved for sanctions against plaintiffs and removal of confidentiality restrictions on plaintiffs’ discovery materials. At a hearing on February 8, 2008, the court orally granted plaintiffs’ motion to withdraw, declined to order notice and took defendants’ motion for sanctions under advisement. In its memorandum opinion and order dated March 6, 2008, the court granted in part defendants’ motion for sanctions, awarding attorneys’ fees and other expenses that defendants reasonably incurred in defending plaintiffs’ motion to withdraw and in bringing a motion to unseal the record and for sanctions. The court noted that further proceedings were required to determine the proper amount of the award, and it directed the parties to submit a schedule to bring this matter to a conclusion.
On March 28, 2008, defendants submitted their fee petition to the court. The parties subsequently submitted to the court a proposed schedule, which was approved by the court on April 21, 2008. On May 7, 2008, plaintiffs filed their opposition to defendants’ fee petition. Under the court-approved schedule, defendants must file their reply to plaintiffs’ opposition by May 21, 2008. No amounts related to or potentially due the Company upon the ultimate settlement of this matter have been reflected in the accompanying financial statements.
From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.
8. Product and Geographic Sales Information
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
Revenues by geography were (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$39,891	$34,347
Canada	11,289	8,804
Americas excluding United States and Canada	2,500	845
Europe	13,028	10,741
Asia Pacific and Japan	1,815	1,177

	$68,523	$55,914

Revenues by product group were (in thousands):

	Three Months Ended March 31,
	2008	2007
Portfolio management/accounting	$54,958	$43,536
Trading/treasury operations	7,152	6,275
Financial modeling	2,181	2,097
Loan management/accounting	1,242	931
Property management	1,384	1,396
Money market processing	945	1,149
Training	661	530

	$68,523	$55,914

9. Supplemental Guarantor Condensed Consolidating Financial Statements
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
Condensed consolidating financial information as of March 31, 2008 and December 31, 2007 and the three months ended March 31, 2008 and 2007 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	Condensed Consolidating Balance Sheet at March 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$18,537	$643	$6,407	$—	$25,587
Accounts receivable, net	21,468	5,855	14,943	—	42,266
Prepaid expenses and other current assets	5,567	765	3,422	—	9,754
Deferred income taxes	508	76	619	—	1,203
Property and equipment, net	8,505	2,084	3,861	—	14,450
Investment in subsidiaries	129,366	—	—	(129,366)	—
Intercompany balances	137,345	(5,654)	(131,691)	—	—
Deferred taxes, long-term	—	801	899	(1,700)	—
Goodwill, intangible and other assets, net	764,422	20,554	307,176	—	1,092,152

Total assets	$1,085,718	$25,124	$205,636	$(131,066)	$1,185,412

Current portion of long-term debt	$1,766	$—	$546	$—	$2,312
Accounts payable	1,698	189	1,283	—	3,170
Accrued expenses and other liabilities	15,209	946	5,178	—	21,333
Income taxes payable	320	999	1,530	—	2,849
Deferred maintenance and other revenue	25,262	4,949	10,210	—	40,421
Long-term debt, net of current portion	375,824	—	52,840	—	428,664
Other long-term liabilities	7,730	—	6,382	—	14,112
Deferred income taxes, long-term	48,712	—	16,342	(1,700)	63,354

Total liabilities	476,521	7,083	94,311	(1,700)	576,215

Stockholder’s equity	609,197	18,041	111,325	(129,366)	609,197

Total liabilities and stockholder’s equity	$1,085,718	$25,124	$205,636	$(131,066)	$1,185,412

	Condensed Consolidating Balance Sheet at December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$9,031	$1,984	$8,160	$—	$19,175
Accounts receivable, net	19,281	4,792	15,473	—	39,546
Prepaid expenses and other current assets	5,444	421	3,720	—	9,585
Deferred income taxes	497	77	595		1,169
Property and equipment, net	8,475	661	3,904	—	13,040
Investment in subsidiaries	121,363	—	—	(121,363)	—
Intercompany balances	151,489	(8,769)	(142,720)	—	—
Deferred income taxes, long-term	—	1,026	—	(1,026)	—
Goodwill, intangible and other assets, net	770,442	20,766	316,772	—	1,107,980

Total assets	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

Current portion of long-term debt	$1,817	$—	$612	$—	$2,429
Accounts payable	1,407	56	1,095	—	2,558
Accrued expenses	15,248	1,725	6,838	—	23,811
Income taxes payable	623	—	2,558	—	3,181
Deferred maintenance and other revenue	18,768	2,894	7,818	—	29,480
Long-term debt, net of current portion	381,214	—	59,366	—	440,580
Other long-term liabilities	3,680	—	6,536	—	10,216
Deferred income taxes, long-term	50,672	—	16,001	(1,026)	65,647

Total liabilities	473,429	4,675	100,824	(1,026)	577,902

Stockholder’s equity	612,593	16,283	105,080	(121,363)	612,593

Total liabilities and stockholder’s equity	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

	Condensed Consolidating Statement of Operations for the three months ended March 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$29,139	$17,798	$22,064	$(478)	$68,523
Cost of revenue	15,682	10,438	9,281	(478)	34,923

Gross profit	13,457	7,360	12,783	—	33,600
Operating expenses:
Selling & marketing	3,082	332	1,581	—	4,995
Research & development	3,505	1,119	2,340	—	6,964
General & administrative	4,040	174	1,605	—	5,819

Total operating expenses	10,627	1,625	5,526	—	17,778

Operating income	2,830	5,735	7,257	—	15,822
Interest expense, net	(6,308)	—	(4,120)	—	(10,428)
Other income (expense), net	(193)	48	370	—	225

(Loss) income before income taxes	(3,671)	5,783	3,507	—	5,619
(Benefit) provision for income taxes	(525)	1,226	1,182	—	1,883
Equity in net income of subsidiaries	6,882	—	—	(6,882)	—

Net income	$3,736	$4,557	$2,325	$(6,882)	$3,736

	Condensed Consolidating Statement of Operations for the three months ended March 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$23,010	$15,700	$17,314	$(110)	$55,914
Cost of revenue	13,103	9,838	6,611	(110)	29,442

Gross profit	9,907	5,862	10,703	—	26,472
Operating expenses:
Selling & marketing	2,550	440	1,118	—	4,108
Research & development	3,512	943	1,812	—	6,267
General & administrative	3,417	248	1,385	—	5,050

Total operating expenses	9,479	1,631	4,315	—	15,425

Operating income	428	4,231	6,388	—	11,047
Interest (expense) income, net	(7,408)	10	(4,022)	—	(11,420)
Other income (expense), net	35	(3)	94	—	126

(Loss) income before income taxes	(6,945)	4,238	2,460	—	(247)
(Benefit) provision for income taxes	(2,042)	1,246	722	—	(74)
Equity in net income of subsidiaries	4,730	—	—	(4,730)	—

Net (loss) income	$(173)	$2,992	$1,738	$(4,730)	$(173)

	Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$3,736	$4,557	$2,326	$(6,883)	$3,736
Non-cash adjustments	691	534	2,571	6,883	10,679
Changes in operating assets and liabilities	4,036	997	(56)	—	4,977

Net cash provided by operating activities	8,463	6,088	4,841	—	19,392

Cash Flow from Investment Activities:
Intercompany transactions	7,035	(5,915)	(1,120)	—	—
Additions to property and equipment	(682)	(1,514)	(710)	—	(2,906)

Net cash provided by (used in) investing activities	6,353	(7,429)	(1,830)	—	(2,906)

Cash Flow from Financing Activities:
Net repayments of debt	(5,441)	—	(5,139)	—	(10,580)
Transactions involving SS&C Holdings common stock	131	—	—	—	131

Net cash used in financing activities	(5,310)	—	(5,139)	—	(10,449)

Effect of exchange rate changes on cash	—	—	375	—	375

Net increase (decrease) in cash and cash equivalents	9,506	(1,341)	(1,753)	—	6,412
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$18,537	$643	$6,407	$—	$25,587

	Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net (loss) income	$(173)	$2,992	$1,738	$(4,730)	$(173)
Non-cash adjustments	2,451	344	2,094	4,730	9,619
Changes in operating assets and liabilities	5,176	(1,388)	3,009	—	6,797

Net cash provided by operating activities	7,454	1,948	6,841	—	16,243

Cash Flow from Investment Activities:
Intercompany transactions	(1,513)	1,705	(192)	—	—
Cash paid for businesses acquired, net of cash acquired	—	(5,000)	(47)	—	(5,047)
Additions to property and equipment	(1,817)	(121)	(297)	—	(2,235)

Net cash used in investing activities	(3,330)	(3,416)	(536)	—	(7,282)

Cash Flow from Financing Activities:
Net repayments of debt	(3,500)	—	(5,551)	—	(9,051)

Net cash used in financing activities	(3,500)	—	(5,551)	—	(9,051)

Effect of exchange rate changes on cash	—	—	105	—	105

Net increase (decrease) in cash and cash equivalents	624	(1,468)	859	—	15
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$3,679	$849	$7,205	$—	$11,733

10. Subsequent Events
On April 22, 2008, the board of directors of Holdings approved a 7.5-for-1 stock split of the common stock of Holdings to be effected in the form of a stock dividend, effective as of April 23, 2008. All share amounts of Holdings presented herein have been retroactively restated to reflect the stock split.
On April 22, 2008, the board of directors of Holdings also approved, effective upon the closing of Holdings’ initial public offering:
•	the vesting of the remaining 2006 and 2007 performance-based options that did not otherwise vest during 2007;

•	the conversion of all Superior Options granted under the 2006 Equity Incentive Plan into performance-based options, with one-third of the options vesting in each of 2008, 2009 and 2010 based upon the Company’s EBITDA for these years falling within the designated EBITDA target ranges;

•	the elimination of the annual EBITDA targets originally established for 2009 through 2011, with new target ranges to be established by the board of directors of Holdings annually; and

•	a modification to the performance-based options such that any performance-based options that do not vest in any given year as a result of not attaining that year’s EBITDA target range, shall vest based upon the Company’s EBITDA for the following year falling within the targeted range for the following year.
As a result, upon the closing of Holdings initial public offering, the Company will re-measure those performance-based awards that vest upon the offering. Performance-based options that vest based upon the Company’s EBITDA for 2009 through 2011 will be re-measured when the board of directors of Holdings determines the EBITDA target ranges for those years.
In April 2008, the board of directors of Holdings adopted, and its stockholders approved, subject to the effective date of Holdings’ initial public offering, the 2008 Stock Incentive Plan under which 1,250,000 shares of common stock were initially reserved for issuance.

11. Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R).
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies are described in our annual filing on Form 10-K and include:

-	Revenue Recognition

-	Allowance for Doubtful Accounts

-	Long-Lived Assets, Intangible Assets and Goodwill

-	Acquisition Accounting

-	Income Taxes

-	Stock-based compensation
Results of Operations for the Three Months Ended March 31, 2008 and 2007
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three months ended March 31,		Percentage
	2008	2007	Change
Revenues:
Software licenses	$6,655	$6,117	9%
Maintenance	16,357	14,987	9%
Professional services	5,268	4,135	27%
Software-enabled services	40,243	30,675	31%

Total revenues	$68,523	$55,914	23%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended March 31,
	2008	2007
Revenues:
Software licenses	10%	11%
Maintenance	24%	27%
Professional services	7%	7%
Software-enabled services	59%	55%

Total revenues	100%	100%

Revenues
Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues. As a general matter, our software license and professional services revenues tend to fluctuate based on the number of new licensing clients, while fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients as well as the number of outsourced transactions provided to our existing clients and total assets under management in our clients’ portfolios. Maintenance revenues vary based on the rate by which we add or lose maintenance clients over time and, to a lesser extent, on the annual increases in maintenance fees, which are generally tied to the consumer price index.
Revenues for the three months ended March 31, 2008 were $68.5 million, increasing 23% from $55.9 million in the same period in 2007. Revenues for businesses and products that we have owned for at least 12 months, or organic revenues, increased 21%, accounting for $11.5 million of the increase and was driven by increased demand of $8.5 million for our software-enabled services. Maintenance revenues, professional services revenues and software license revenues increased $1.4 million, $1.1 million and $0.5 million, respectively. Our March 2007 acquisition of Northport accounted for the remaining $1.1 million increase in revenues. Revenue growth in the three months ended March 31, 2008 includes the favorable impact from foreign currency translation of $2.0 million resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the Australian dollar, the euro and the British pound.
Software Licenses. Software license revenues were $6.7 million and $6.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $0.6 million, or 9%, was due to growth in organic license sales. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended March 31, 2008, the average size and number of perpetual license transactions was similar to those for the three months ended March 31, 2007, while revenues from term licenses increased. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $16.4 million and $15.0 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $1.4 million, or 9%, was due to organic revenue growth as a result of favorable client maintenance renewals and annual maintenance fee increases. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.3 million and $4.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $1.2 million, or 27%, was due to organic revenue growth primarily resulting from one significant professional services project that commenced during the first quarter of 2008. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $40.2 million and $30.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase in software-enabled services revenues of $9.5 million, or 31%, was primarily attributable to organic revenue growth of $8.5 million, which was driven by increased demand and the addition of new clients for our SS&C Fund Services, SS&C Direct services and Pacer ASP services. Our 2007 acquisition of Northport added $1.0 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.
Cost of Revenues
The total cost of revenues was $34.9 million and $29.4 million for the three months ended March 31, 2008 and 2007, respectively. The gross margin increased to 49% for the three months ended March 31, 2008 from 47% for the comparable period in 2007. The total cost of revenues increase was mainly due to cost increases of $4.4 million to support our revenue growth, primarily in software-enabled services revenues. Additionally, our acquisition of Northport added costs of $0.7 million, and amortization expense and stock-based compensation expense increased by $0.3 million and $0.1 million, respectively.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses was $2.3 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cost of software license revenues was primarily due to a decrease in amortization expense, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction. Cost of software license revenues as a percentage of such revenues decreased to 35% for the three months ended March 31, 2008 from 40% for the three months ended March 31, 2007.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.6 million and $6.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in costs was due to cost increases of $0.1 million, primarily personnel-related, to support the growth in organic revenue. Cost of maintenance revenues as a percentage of these revenues decreased to 40% for the three months ended March 31, 2008 from 43% for the three months ended March 31, 2007.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.6 million and $3.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in costs of $0.1 million primarily related to personnel and travel to support revenue growth.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $22.4 million and $17.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cost of software-enabled services revenues of $5.3 million was primarily due to an increase of $4.3 million in organic costs, primarily personnel-related, to support the growth in organic revenues and our acquisition of Northport, which added $0.7 million in costs. Additionally, stock-based compensation represented $0.1 million of the increase, and additional amortization of intangible assets contributed $0.2 million to the increase.
Operating Expenses
Total operating expenses were $17.8 million and $15.4 million for the three months ended March 31, 2008 and 2007, respectively. The increase in total operating expenses was primarily due to an increase of $1.9 million in organic costs to support the growth in organic revenues. Our acquisition of Northport added $0.1 million in costs, and stock-based compensation increased $0.4 million. Total operating expenses as a percentage of total revenues decreased to 26% for the three months ended March 31, 2008 from 28% for the three months ended March 31, 2007.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $5.0 million and $4.1 million for the three months ended March 31, 2008 and 2007, respectively, representing 7% of total revenues in each of these periods. The increase in selling and marketing expenses of $0.9 million was due to an increase of $0.8 million in costs, primarily personnel-related, and additional stock-based compensation expense of $0.1 million.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $7.0 million and $6.3 million for the three months ended March 31, 2008 and 2007, respectively, representing 10% and 11% of total revenues in these periods, respectively. The increase in research and development expenses of $0.7 million was primarily due to an increase in costs, primarily personnel-related, to support product revenue growth.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.8 million and $5.1 million for the three months ended March 31, 2008 and 2007, respectively, representing 8% and 9% of total revenues in these periods, respectively. The increase in general and administrative expenses of $0.7 million was primarily related to additional stock-based compensation expense of $0.2 million and an increase in personnel costs of $0.5 million.

Interest Expense. Net interest expense for the three months ended March 31, 2008 and 2007 was $10.4 million and $11.4 million, respectively, and primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense is due to a decrease in outstanding debt and lower average interest rates for the period.
Other Income, Net. Other income, net for the three months ended March 31, 2008 and 2007 consists primarily of foreign currency gains.
Provision (benefit) for Income Taxes. We had effective tax rates of 33.5% and 30% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the balance of the year is expected to be between 30% and 35%.
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
Our cash and cash equivalents at March 31, 2008 were $25.6 million, an increase of $6.4 million from $19.2 million at December 31, 2007. Cash provided by operations was partially offset by net repayments of debt and cash used for capital expenditures.
Net cash provided by operating activities was $19.4 million for the three months ended March 31, 2008. Cash provided by operating activities was primarily due to net income of $3.7 million adjusted for non-cash items of $10.7 million and changes in our working capital accounts totaling $5.0 million. The changes in our working capital accounts were driven by an increase in deferred revenues, partially offset by an increase in accounts receivable and a decrease in accrued expenses and other liabilities. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to additional revenues and the timing of collections. The decrease in accrued expenses and other liabilities was primarily due to the payment of annual employee bonuses, offset in part by an increase in interest payable related to our notes.
Investing activities used net cash of $2.9 million for the three months ended March 31, 2008, representing cash paid for capital expenditures.
Financing activities used net cash of $10.4 million for the three months ended March 31, 2008, representing net repayments of debt under our senior credit facilities, partially offset by proceeds received from stock option exercises.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $2.3 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.   The obligations under our senior credit facilities are guaranteed by Holdings and all of our existing and future material wholly-owned U.S. subsidiaries, with certain exceptions as set forth in our credit agreement. The obligations of the Canadian borrower are guaranteed by Holdings, us and each of our U.S. and Canadian subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations under the senior credit facilities are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by Holdings, us and each of our existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in our credit agreement) and all of Holdings’ and our tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by Holdings, us and each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of Holdings’ and our tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at March 31, 2008.
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
On June 13, 2007, Holdings filed a registration statement for an initial public offering with the Securities and Exchange Commission. In the event the offering is consummated, we intend to redeem (with a portion of Holdings’ net proceeds from the offering) up to $71.75 million in principal amount of the outstanding senior subordinated notes, at a redemption price of 111.75% of the principal amount, plus accrued and unpaid interest. If we redeem the maximum amount of senior subordinated notes permitted by the indenture, we will redeem $71.75 million in principal amount of notes for $80.18 million in cash, plus accrued and unpaid interest. This redemption will result in a loss on extinguishment of debt of approximately $10.4 million in the period in which the notes are redeemed, which includes an $8.4 million redemption premium and a non-cash charge of approximately $2.0 million relating to the write-off of deferred financing fees attributable to the redeemed notes. Our future annual interest payments will be reduced by approximately $8.4 million. For each $1.0 million decrease in the principal amount redeemed, we will pay $1.12 million less in cash.
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of March 31, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Three months ended March 31,
(in thousands)	2008	2007
Net income (loss)	$3,736	$(173)
Interest expense	10,428	11,420
Income taxes	1,883	(74)
Depreciation and amortization	8,998	8,483

EBITDA	25,045	19,656
Purchase accounting adjustments (1)	(79)	(67)
Unusual or non-recurring charges (2)	(225)	(55)
Acquired EBITDA and cost savings (3)	—	135
Stock-based compensation	1,289	813
Capital-based taxes	416	413
Other (4)	393	490

Consolidated EBITDA	$26,839	$21,385

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, gains and losses on the sales of marketable securities, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for year ending December 31, 2008 limits expenditures to $10 million. Actual capital expenditures through March 31, 2008 were $2.9 million. We expect capital expenditures for the year ended December 31, 2008 to be less than $10 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended March 31, 2008 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.00x	3.89x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.70x	2.53x
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R).
In February 2007, the FASB issued SFAS No. 159, , “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At March 31, 2008, we had total debt of $431.0 million, including $226.0 million of variable rate debt. We have entered into three interest rate swap agreement which fixed the interest rates for $188.0 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately U.S. $38.0 million. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.4 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.3 million and $2.3 million per year, respectively.
At March 31, 2008, $53.4 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
During 2007, approximately 41% of our revenues was from customers located outside the United States. A portion of the revenues from customers located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. Revenues and expenses of our foreign operations are denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations.
The foregoing risk management discussion and the possible effects of market risks are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In connection with the Transaction, two purported class action lawsuits were filed against us, each of our directors and, with respect to the first matter described below, Holdings, in the Court of Chancery of the State of Delaware, in and for New Castle County
The first lawsuit was Paulena Partners, LLC v. SS&C Technologies, Inc., et al., C.A. No. 1525-N (filed July 28, 2005). The second lawsuit was Stephen Landen v. SS&C Technologies, Inc., et al., C.A. No. 1541-N (filed August 3, 2005). Each complaint purported to state claims for breach of fiduciary duty against all of our directors at the time of filing of the lawsuits. The complaints alleged, among other things, that (1) the merger would benefit our management or The Carlyle Group at the expense of our public stockholders, (2) the merger consideration to be paid to stockholders was inadequate or unfair and did not represent the best price available in the marketplace for us, (3) the process by which the merger was approved was unfair and (4) the directors breached their fiduciary duties to our stockholders in negotiating and approving the merger. Each complaint sought, among other relief, class certification of the lawsuit, an injunction preventing the consummation of the merger (or rescinding the merger if it were completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class and attorneys’ fees and expenses, along with such other relief as the court might find just and proper. The plaintiffs had not sought a specific amount of monetary damages.
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
On November 28, 2007, plaintiffs moved to withdraw from the lawsuit with notice to our former shareholders. On January 8, 2008, the defendants opposed plaintiffs’ motion for notice to shareholders in connection with their withdrawal and moved for sanctions against plaintiffs and removal of confidentiality restrictions on plaintiffs’ discovery materials. At a hearing on February 8, 2008, the court orally granted plaintiffs’ motion to withdraw, declined to order notice and took defendants’ motion for sanctions under advisement. In its memorandum opinion and order dated March 6, 2008, the court granted in part defendants’ motion for sanctions, awarding attorneys’ fees and other expenses that defendants reasonably incurred in defending plaintiffs’ motion to withdraw and in bringing a motion to unseal the record and for sanctions. The court noted that further proceedings were required to determine the proper amount of the award, and it directed the parties to submit a schedule to bring this matter to a conclusion.
On March 28, 2008, defendants submitted their fee petition to the court. The parties subsequently submitted to the court a proposed schedule, which was approved by the court on April 21, 2008. On May 7, 2008, plaintiffs filed their opposition to defendants’ fee petition. Under the court-approved schedule, defendants must file their reply to plaintiffs’ opposition by May 21, 2008.
From time to time, we are subject to certain other legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not a party to any litigation that we believe could have a material effect on us or our business.
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.

Date: May 15, 2008	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Description of Executive Officer Compensation Arrangements is incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on March 18, 2008 (File No. 333-135139)

10.2	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement is incorporated herein by reference to Exhibit 10.14 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, filed on April 24, 2008 (File No. 333-143719)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002