Form 10-Q
period 2008-06-30
SS&C TECHNOLOGIES INC
filed 2008-08-14
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐      No ☑
There were 1,000 shares of the registrant’s common stock outstanding as of August 13, 2008.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$29,510	$19,175
Accounts receivable, net of allowance for doubtful accounts of $1,490 and $1,248, respectively	42,347	39,546
Prepaid expenses and other current assets	9,711	9,585
Deferred income taxes	1,029	1,169

Total current assets	82,597	69,475

Property and equipment
Leasehold improvements	5,110	4,522
Equipment, furniture, and fixtures	20,963	17,532

	26,073	22,054
Less accumulated depreciation	(11,516)	(9,014)

Net property and equipment	14,557	13,040

Goodwill	855,135	860,690
Intangible and other assets, net of accumulated amortization of $70,503 and $55,572, respectively	228,992	247,290

Total assets	$1,181,281	$1,190,495

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,314	$2,429
Accounts payable	3,069	2,558
Income taxes payable	5,903	3,181
Accrued employee compensation and benefits	8,134	11,668
Other accrued expenses	7,828	10,053
Interest payable	2,069	2,090
Deferred maintenance and other revenue	35,472	29,480

Total current liabilities	64,789	61,459

Long-term debt, net of current portion	428,287	440,580
Other long-term liabilities	10,588	10,216
Deferred income taxes	59,311	65,647

Total liabilities	562,975	577,902

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	574,075	570,497
Accumulated other comprehensive income	28,229	33,615
Retained earnings	16,002	8,481

Total stockholder’s equity	618,306	612,593

Total liabilities and stockholder’s equity	$1,181,281	$1,190,495

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$6,029	$5,377	$12,684	$11,494
Maintenance	16,281	15,246	32,638	30,233
Professional services	8,111	4,908	13,379	9,043
Software-enabled services	41,774	34,797	82,017	65,472

Total revenues	72,195	60,328	140,718	116,242

Cost of revenues:
Software licenses	2,307	2,363	4,606	4,781
Maintenance	6,644	6,646	13,260	13,108
Professional services	4,572	3,559	8,132	7,022
Software-enabled services	22,893	19,740	45,341	36,839

Total cost of revenues	36,416	32,308	71,339	61,750

Gross profit	35,779	28,020	69,379	54,492

Operating expenses:
Selling and marketing	4,945	5,175	9,940	9,283
Research and development	6,780	6,770	13,744	13,037
General and administrative	6,778	6,477	12,597	11,527

Total operating expenses	18,503	18,422	36,281	33,847

Operating income	17,276	9,598	33,098	20,645

Interest expense, net	(10,409)	(11,135)	(20,837)	(22,555)
Other (expense) income, net	(1,004)	454	(779)	580

Income (loss) before income taxes	5,863	(1,083)	11,482	(1,330)
Provision (benefit) for income taxes	2,077	(24)	3,960	(98)

Net income (loss)	$3,786	$(1,059)	$7,522	$(1,232)

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flow from operating activities:
Net income (loss)	$7,522	$(1,232)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,724	17,213
Foreign exchange gains on debt	—	(754)
Amortization of loan origination costs	1,173	1,145
Equity losses on long-term investment	1,039	—
Loss on sale or disposal of property and equipment	1	53
Deferred income taxes	(5,732)	(3,716)
Stock-based compensation expense	3,308	4,540
Provision for doubtful accounts	395	408
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(3,148)	(4,394)
Prepaid expenses and other assets	(641)	(131)
Accounts payable	538	(30)
Accrued expenses	(5,668)	430
Income taxes payable	2,717	2,146
Deferred maintenance and other revenues	5,784	7,070

Net cash provided by operating activities	25,012	22,748

Cash flow from investing activities:
Additions to property and equipment	(4,125)	(3,434)
Proceeds from sale of property and equipment	2	—
Cash paid for business acquisitions, net of cash acquired	—	(5,136)
Cash paid for long-term investment	—	(200)

Net cash used in investing activities	(4,123)	(8,770)

Cash flow from financing activities:
Cash received from borrowings	—	5,200
Repayment of debt	(11,159)	(18,070)
Income tax benefit related to exercise of stock options	—	82
Transactions involving SS&C Technologies Holdings, Inc. common stock	269	(8)

Net cash used in financing activities	(10,890)	(12,796)

Effect of exchange rate changes on cash	336	310

Net increase in cash and cash equivalents	10,335	1,492
Cash and cash equivalents, beginning of period	19,175	11,718

Cash and cash equivalents, end of period	$29,510	$13,210

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of June 30, 2008, the results of its operations for the three months and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2007 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2007 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the expected results for the full year.
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
3. Stock-based Compensation
In August 2006, the Board of Directors of Holdings adopted a new equity-based incentive plan (the “2006 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 9,859,252 shares of common stock. There were no stock options granted during the six months ended June 30, 2008.
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
On April 22, 2008, the Board of Directors of Holdings approved, effective upon the closing of Holdings’ initial public offering:
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
As of that date, the Company re-measured the fair value of those performance-based awards that vest upon the closing of the offering. The fair value of the modified awards was the same as the fair value of the original awards immediately before they were modified and therefore, no incremental expense will be recorded by the Company. Performance-based options that vest based upon the Company’s EBITDA for 2009 through 2011 will be re-measured when the board of directors of Holdings determines the EBITDA target ranges for those years.
On April 22, 2008, the Board of Directors of Holdings also adopted, and its stockholders approved, subject to the effective date of Holdings’ initial public offering, the 2008 Stock Incentive Plan (the “Plan”), pursuant to which 1,250,000 shares of common stock are initially reserved for issuance. On July 30, 2008, the Board of Directors of Holdings voted that the Plan shall become effective after stockholder approval rather than upon the effective date of Holdings’ initial public offering. On July 30, 2008, the stockholders approved the Plan, effective as of the date of approval.
During the three months and six months ended June 30, 2008, the Company recorded compensation expense of $1.1 million and $1.6 million, respectively, related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2008 will fall within the targeted range. Additionally, the Company recorded compensation expense of $0.9 million and $1.7 million related to time-based options during the three months and six months ended June 30, 2008, respectively. The annual EBITDA targets for 2009 through 2011 will be determined by the Board of Directors of Holdings at the beginning of each respective year.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statements of operations classification:
Cost of maintenance	$38	$80	$62	$101
Cost of professional services	66	120	107	146
Cost of software-enabled services	460	800	753	979

Total cost of revenues	564	1,000	922	1,226

Selling and marketing	323	609	530	740
Research and development	211	386	344	471
General and administrative	921	1,732	1,512	2,103

Total operating expenses	1,455	2,727	2,386	3,314

Total stock-based compensation expense	$2,019	$3,727	$3,308	$4,540

A summary of stock option activity as of and for the six months ended June 30, 2008 is as follows:

Shares of
Holdings
Under Option
Outstanding at January 1, 2008	12,155,024
Granted	—
Cancelled/forfeited	(279,730)
Exercised	(27,066)

Outstanding at June 30, 2008	11,848,228

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
The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$3,786	$(1,059)	$7,522	$(1,232)
Foreign currency translation gains (losses)	844	17,267	(5,143)	19,242
Unrealized gains (losses) on interest rate swaps, net of tax	2,323	1,353	(243)	1,048

Total comprehensive income	$6,953	$17,561	$2,136	$19,058

5. Debt
At June 30, 2008 and December 31, 2007, debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Senior credit facility, term loan portion, weighted-average interest rate of 5.10% and 7.04%, respectively	$225,601	$238,009
11 3/4% senior subordinated notes due 2013	205,000	205,000

	430,601	443,009
Current portion of long-term debt	(2,314)	(2,429)

Long-term debt	$428,287	$440,580

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended June 30, 2008 and 2007. Capitalized financing costs of $1.2 million and $1.1 million were amortized to interest expense during the six months ended June 30, 2008 and 2007, respectively.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months ended June 30, 2008 and 2007, the Company recognized unrealized gains of $2.3 million, net of tax, and $1.4 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. During the six months ended June 30, 2008 and 2007, the Company recognized unrealized losses of $0.2 million, net of tax, and unrealized gains of $1.0 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
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
The Company determines the fair value of its interest rate swaps based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2 under SFAS No. 157. At June 30, 2008 and December 31, 2007, the fair value of the Company’s interest rate swaps was a liability of $3.3 million and $2.9 million, respectively.
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
On November 28, 2007, plaintiffs moved to withdraw from the lawsuit with notice to the Company’s former shareholders. On January 8, 2008, the defendants opposed plaintiffs’ motion to withdraw with notice to shareholders and moved for sanctions against plaintiffs and removal of confidentiality restrictions on plaintiffs’ discovery materials. At a hearing on February 8, 2008, the court orally granted plaintiffs’ motion to withdraw, declined to order notice, and took defendants’ motion for sanctions under advisement. In its memorandum opinion and order dated March 6, 2008, the court granted in part defendants’ motion for sanctions, awarding attorneys’ fees and other expenses that defendants reasonably incurred in opposing plaintiffs’ motion to withdraw with notice to shareholders and in bringing their motion to unseal the record and for sanctions. The court noted that further proceedings were required to determine the proper amount of the award, and it directed the parties to submit a schedule to bring this matter to a conclusion.
On March 28, 2008, defendants submitted their fee petition to the court, seeking fees and expenses incurred in connection with opposing plaintiffs’ motion to withdraw with notice to shareholders and in bringing their motion for sanctions. On May 7, 2008, plaintiffs filed their opposition to defendants’ fee petition. Defendants filed their reply to plaintiffs’ opposition on May 21, 2008. The court heard oral argument on the fee petition on July 9, 2008, and on July 17, 2008, defendants submitted a supplemental fee petition covering their fees and expenses incurred in connection with preparing, filing, and arguing for their original fee petition, those fees and costs having been granted by the court in its March 6, 2008 memorandum opinion and order. On July 25, 2008, plaintiffs filed an opposition to defendants’ supplemental fee petition. On August 8, 2008, the court awarded the Company $250,000 in legal fees and expenses, effectively bringing this matter to a conclusion.

From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not a party to any litigation that it believes could have a material effect on the Company or its business.
8. Registration Costs
At June 30, 2008 and December 31, 2007, the Company had incurred and capitalized approximately $1.5 million and $1.2 million, respectively, in professional fees and other costs related to the anticipated initial public offering of Holdings’ common stock. These costs are recorded in prepaid expenses and other current assets in the consolidated balance sheet. When the public offering is completed, capitalized costs will be charged against stockholder’s equity as a cost of obtaining new capital. If the public offering is not completed, the capitalized costs will be charged to expense in the consolidated statement of operations.
9. Income Taxes
The Company had effective tax rates of 34.5% and 7% for the six months ended June 30, 2008 and 2007, respectively. The Company’s effective tax rate for the six months ended June 30, 2007 was lower than the U.S. statutory tax rate of 35% because it incurred losses in tax jurisdictions with higher statutory tax rates and generated income in tax jurisdictions with lower statutory tax rates.
10. Product and Geographic Sales Information
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
Revenues by geography were (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
United States	$42,306	$36,623	$82,197	$70,970
Canada	11,742	9,771	23,031	18,575
Americas excluding United States and Canada	480	873	2,980	1,718
Europe	15,336	11,843	28,364	22,584
Asia Pacific and Japan	2,331	1,218	4,146	2,395

	$72,195	$60,328	$140,718	$116,242

Revenues by product group were (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Portfolio management/accounting	$58,501	$47,438	$113,459	$90,974
Trading/treasury operations	7,276	6,794	14,428	13,069
Financial modeling	2,305	2,267	4,486	4,363
Loan management/accounting	1,157	1,125	2,399	2,056
Property management	1,391	1,220	2,775	2,617
Money market processing	815	1,010	1,760	2,159
Training	750	474	1,411	1,004

	$72,195	$60,328	$140,718	$116,242

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
Condensed consolidating financial information as of June 30, 2008 and December 31, 2007 and the three months and six months ended June 30, 2008 and 2007 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	Condensed Consolidating Balance Sheet at June 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$14,849	$1,140	$13,521	$—	$29,510
Accounts receivable, net	22,630	6,932	12,785	—	42,347
Prepaid expenses and other current assets	5,348	646	3,717	—	9,711
Deferred income taxes	401	79	549	—	1,029
Property and equipment, net	8,883	1,020	4,654	—	14,557
Investment in subsidiaries	135,923	—	—	(135,923)	—
Intercompany balances	135,416	(2,018)	(133,398)	—	—
Deferred taxes, long-term	—	550	1,150	(1,700)	—
Goodwill, intangible and other assets, net	757,427	20,295	306,405	—	1,084,127

Total assets	$1,080,877	$28,644	$209,383	$(137,623)	$1,181,281

Current portion of long-term debt	$1,766	$—	$548	$—	$2,314
Accounts payable	1,919	221	929	—	3,069
Accrued expenses and other liabilities	11,390	1,039	5,602	—	18,031
Income taxes payable	505	2,188	3,210	—	5,903
Deferred maintenance and other revenue	22,216	5,041	8,215	—	35,472
Long-term debt, net of current portion	375,382	—	52,905	—	428,287
Other long-term liabilities	4,129	—	6,459	—	10,588
Deferred income taxes, long-term	45,263	—	15,748	(1,700)	59,311

Total liabilities	462,570	8,489	93,616	(1,700)	562,975

Stockholder’s equity	618,307	20,155	115,767	(135,923)	618,306

Total liabilities and stockholder’s equity	$1,080,877	$28,644	$209,383	$(137,623)	$1,181,281

	Condensed Consolidating Balance Sheet at December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$9,031	$1,984	$8,160	$—	$19,175
Accounts receivable, net	19,281	4,792	15,473	—	39,546
Prepaid expenses and other current assets	5,444	421	3,720	—	9,585
Deferred income taxes	497	77	595		1,169
Property and equipment, net	8,475	661	3,904	—	13,040
Investment in subsidiaries	121,363	—	—	(121,363)	—
Intercompany balances	151,489	(8,769)	(142,720)	—	—
Deferred income taxes, long-term	—	1,026	—	(1,026)	—
Goodwill, intangible and other assets, net	770,442	20,766	316,772	—	1,107,980

Total assets	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

Current portion of long-term debt	$1,817	$—	$612	$—	$2,429
Accounts payable	1,407	56	1,095	—	2,558
Accrued expenses and other liabilities	15,248	1,725	6,838	—	23,811
Income taxes payable	623	—	2,558	—	3,181
Deferred maintenance and other revenue	18,768	2,894	7,818	—	29,480
Long-term debt, net of current portion	381,214	—	59,366	—	440,580
Other long-term liabilities	3,680	—	6,536	—	10,216
Deferred income taxes, long-term	50,672	—	16,001	(1,026)	65,647

Total liabilities	473,429	4,675	100,824	(1,026)	577,902

Stockholder’s equity	612,593	16,283	105,080	(121,363)	612,593

Total liabilities and stockholder’s equity	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

	Condensed Consolidating Statement of Operations for the three months ended June 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$29,241	$19,027	$24,207	$(280)	$72,195
Cost of revenue	16,585	11,112	8,999	(280)	36,416

Gross profit	12,656	7,915	15,208	—	35,779
Operating expenses:
Selling & marketing	3,087	409	1,449	—	4,945
Research & development	3,651	1,073	2,056	—	6,780
General & administrative	4,509	255	2,014	—	6,778

Total operating expenses	11,247	1,737	5,519	—	18,503

Operating income	1,409	6,178	9,689	—	17,276
Interest expense, net	(6,633)	—	(3,776)	—	(10,409)
Other income (expense), net	(998)	(37)	31	—	(1,004)

(Loss) income before income taxes	(6,222)	6,141	5,944	—	5,863
(Benefit) provision for income taxes	(1,206)	1,442	1,841	—	2,077
Equity in net income of subsidiaries	8,802	—	—	(8,802)	—

Net income	$3,786	$4,699	$4,103	$(8,802)	$3,786

	Condensed Consolidating Statement of Operations for the three months ended June 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$25,299	$15,916	$19,557	$(444)	$60,328
Cost of revenue	14,620	10,077	8,055	(444)	32,308

Gross profit	10,679	5,839	11,502	—	28,020
Operating expenses:
Selling & marketing	3,383	386	1,406	—	5,175
Research & development	3,961	899	1,910	—	6,770
General & administrative	4,945	411	1,121	—	6,477

Total operating expenses	12,289	1,696	4,437	—	18,422

Operating (loss) income	(1,610)	4,143	7,065	—	9,598
Interest expense, net	(7,138)	—	(3,997)	—	(11,135)
Other income (expense), net	64	(133)	523	—	454

(Loss) income before income taxes	(8,684)	4,010	3,591	—	(1,083)
(Benefit) provision for income taxes	(1,694)	322	1,348	—	(24)
Equity in net income of subsidiaries	5,931	—	—	(5,931)	—

Net (loss) income	$(1,059)	$3,688	$2,243	$(5,931)	$(1,059)

	Condensed Consolidating Statement of Operations for the six months ended June 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$58,380	$36,825	$46,271	$(758)	$140,718
Cost of revenue	32,267	21,550	18,280	(758)	71,339

Gross profit	26,113	15,275	27,991	—	69,379
Operating expenses:
Selling & marketing	6,169	741	3,030	—	9,940
Research & development	7,156	2,192	4,396	—	13,744
General & administrative	8,549	429	3,619	—	12,597

Total operating expenses	21,874	3,362	11,045	—	36,281

Operating income	4,239	11,913	16,946	—	33,098
Interest expense, net	(12,941)	—	(7,896)	—	(20,837)
Other income (expense), net	(1,191)	11	401	—	(779)

Income (loss) before income taxes	(9,893)	11,924	9,451	—	11,482
(Benefit) provision for income taxes	(1,731)	2,668	3,023	—	3,960
Equity in net income of subsidiaries	15,684	—	—	(15,684)	—

Net income	$7,522	$9,256	$6,428	$(15,684)	$7,522

	Condensed Consolidating Statement of Operations for the six months ended June 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$48,309	$31,616	$36,871	$(554)	$116,242
Cost of revenue	27,723	19,915	14,666	(554)	61,750

Gross profit	20,586	11,701	22,205	—	54,492
Operating expenses:
Selling & marketing	5,933	826	2,524	—	9,283
Research & development	7,473	1,842	3,722	—	13,037
General & administrative	8,362	659	2,506	—	11,527

Total operating expenses	21,768	3,327	8,752	—	33,847

Operating (loss) income	(1,182)	8,374	13,453	—	20,645
Interest (expense) income, net	(14,546)	10	(8,019)	—	(22,555)
Other income (expense), net	99	(136)	617	—	580

Income (loss) before income taxes	(15,629)	8,248	6,051	—	(1,330)
(Benefit) provision for income taxes	(3,736)	1,568	2,070	—	(98)
Equity in net income of subsidiaries	10,661	—	—	(10,661)	—

Net (loss) income	$(1,232)	$6,680	$3,981	$(10,661)	$(1,232)

	Condensed Consolidating Statement of Cash Flows for the six months ended June 30,
	2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$7,522	$9,256	$6,428	$(15,684)	$7,522
Non-cash adjustments	(3,131)	1,158	4,197	15,684	17,908
Changes in operating assets and liabilities	(3,277)	1,424	1,435	—	(418)

Net cash provided by operating activities	1,114	11,838	12,060	—	25,012

Cash Flow from Investment Activities:
Intercompany transactions	12,053	(12,135)	82	—	—
Additions to property and equipment	(1,737)	(547)	(1,841)	—	(4,125)
Proceeds from sale of property and equipment	2	—	—	—	2

Net cash provided by (used in) investing activities	10,318	(12,682)	(1,759)	—	(4,123)

Cash Flow from Financing Activities:
Net repayments of debt	(5,883)	—	(5,276)	—	(11,159)
Transactions involving SS&C Technologies Holdings, Inc. common stock	269	—	—	—	269

Net cash used in financing activities	(5,614)	—	(5,276)	—	(10,890)

Effect of exchange rate changes on cash	—	—	336	—	336

Net increase (decrease) in cash and cash equivalents	5,818	(844)	5,361	—	10,335
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$14,849	$1,140	$13,521	$—	$29,510

	Condensed Consolidating Statement of Cash Flows for the six months ended June 30,
	2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net (loss) income	$(1,232)	$6,680	$3,981	$(10,661)	$(1,232)
Non-cash adjustments	3,823	1,136	3,269	10,661	18,889
Changes in operating assets and liabilities	5,640	(2,687)	2,138	—	5,091

Net cash provided by operating activities	8,231	5,129	9,388	—	22,748

Cash Flow from Investment Activities:
Intercompany transactions	1,572	(1,349)	(223)	—	—
Cash paid for businesses acquired, net of cash acquired	—	(5,133)	(3)	—	(5,136)
Additions to property and equipment	(2,472)	(142)	(820)	—	(3,434)
Cash paid for long-term investment	(200)	—	—	—	(200)

Net cash used in investing activities	(1,100)	(6,624)	(1,046)	—	(8,770)

Cash Flow from Financing Activities:
Net repayments of debt	(4,000)	—	(8,870)	—	(12,870)
Income tax benefit related to exercise of stock options	82	—	—	—	82
Transactions involving SS&C Technologies Holdings, Inc. common stock	(8)	—	—	—	(8)

Net cash used in financing activities	(3,926)	—	(8,870)	—	(12,796)

Effect of exchange rate changes on cash	—	—	310	—	310

Net increase (decrease) in cash and cash equivalents	3,205	(1,495)	(218)	—	1,492
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$6,260	$822	$6,128	$—	$13,210

12. Recent Accounting Pronouncements
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
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies are described in our annual filing on Form 10-K and include:
-	Revenue Recognition

-	Allowance for Doubtful Accounts

-	Long-Lived Assets, Intangible Assets and Goodwill

-	Acquisition Accounting

-	Income Taxes

-	Stock-based compensation
Results of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2008	2007	Change	2008	2007	Change
Revenues:
Software licenses	$6,029	$5,377	12%	$12,684	$11,494	10%
Maintenance	16,281	15,246	7%	32,638	30,233	8%
Professional services	8,111	4,908	65%	13,379	9,043	48%
Software-enabled services	41,774	34,797	20%	82,017	65,472	25%

Total revenues	$72,195	$60,328	20%	$140,718	$116,242	21%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Software licenses	8%	9%	9%	10%
Maintenance	23%	25%	23%	26%
Professional services	11%	8%	10%	8%
Software-enabled services	58%	58%	58%	56%
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
Revenues for the three months ended June 30, 2008 were $72.2 million, increasing 20% from $60.3 million in the same period in 2007. The increase of $11.9 million related entirely to businesses and products that we have owned for at least 12 months, or organic revenues, and was driven by increased demand of $7.0 million for our software-enabled services and an increase of $3.2 million in professional services revenues. Maintenance revenues and license revenues increased $1.0 million and $0.7 million, respectively. Revenue growth in the three months ended June 30, 2008 includes the favorable impact from foreign currency translation of $1.3 million resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the Australian dollar and the euro. Revenues for the six months ended June 30, 2008 were $140.7 million, increasing 21% from $116.2 million in the same period in 2007. Organic growth was 20%, accounting for $23.5 million of the total $24.5 million increase, and was driven by increased demand of $15.5 million for our software-enabled services and an increase of $4.4 million in professional services revenues. Maintenance revenues and license revenues increased $2.4 million and $1.2 million, respectively. The remaining $1.0 million increase was due to sales of products and services that we acquired in our acquisition of Northport, LLC, which occurred in March 2007. Revenue growth in the six months ended June 30, 2008 includes the favorable impact from foreign currency translation of $3.3 million resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the Australian dollar, the euro and the British pound.
Software Licenses. Software license revenues were $6.0 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively. Software license revenues were $12.7 million and $11.5 million for the six months ended June 30, 2008 and 2007, respectively. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For both the three-month and six-month periods ended June 30, 2008, we had a fewer number of perpetual license transactions but at a greater average size than those for the comparable periods in 2007, and revenues from term licenses increased. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $16.3 million and $15.2 million for the three months ended June 30, 2008 and 2007, respectively. Maintenance revenues were $32.6 million and $30.2 million for the six months ended June 30, 2008 and 2007, respectively. Maintenance revenue growth of $1.1 million for the three months ended June 30, 2008 and $2.4 million for the six months ended June 30, 2008 was due to organic revenue growth. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $8.1 million and $4.9 million for the three months ended June 30, 2008 and 2007, respectively. Professional service revenues were $13.4 million and $9.0 million for the six months ended June 30, 2008 and 2007, respectively. The increase in professional services revenues for both periods was due to one ongoing significant implementation project for a client that will transition to our software-enabled services. As this project winds down over the remainder of this year, we expect professional services revenues to be more consistent with historical levels. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $41.8 million and $34.8 million for the three months ended June 30, 2008 and 2007, respectively. The increase of $7.0 million, or 20%, was due to organic growth and came from increased demand and the addition of new clients for our SS&C Fund Services, Pacer ASP services and SVC data services. Software-enabled services revenues for the six months ended June 30, 2008 and 2007 were $82.0 million and $65.5 million, respectively. Organic revenue growth accounted for $15.5 million of the increase, driven by the same services that contributed to the quarterly increase as well as SS&C Direct services. Our 2007 acquisition of Northport added $1.0 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.
Cost of Revenues
The total cost of revenues was $36.4 million and $32.3 million for the three months ended June 30, 2008 and 2007, respectively. The total cost of revenues increase was mainly due to cost increases of $4.4 million to support our revenue growth, primarily in software-enabled services revenues. Additionally, amortization expense increased $0.1 million, as a greater percentage of total current revenues was deemed associated with intangible assets that existed at the date of the Transaction, and stock-based compensation expense decreased $0.4 million. Stock-based compensation for the prior year period included a one-time charge for immediate vesting of 50% of the 2006 performance-based options. The total cost of revenues for the six months ended June 30, 2008 and 2007 was $71.3 million and $61.8 million, respectively. The gross margin increased to 49% for the six months ended June 30, 2008 from 47% for the comparable period in 2007. The increase in total cost of revenues was mainly due to cost increases of $8.9 million to support our revenue growth, primarily in software-enabled services revenues. Additionally, our acquisition of Northport added costs of $0.7 million, and a decrease of $0.3 million stock-based compensation expense was offset by an increase of $0.3 million in amortization expense.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $2.3 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively. The cost of software license revenues for the six months ended June 30, 2008 and 2007 was $4.6 million and $4.8 million, respectively. The decrease in cost of software license revenues for both periods was primarily due to a decrease in amortization expense, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction. Cost of software license revenues as a percentage of such revenues was 36% and 42% for the six months ended June 30, 2008 and 2007, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.6 million for each of the three months ended June 30, 2008 and 2007. The cost of maintenance revenues for the six months ended June 30, 2008 and 2007 was $13.3 million and $13.1 million, respectively. The increase in cost of maintenance revenues was due to increased amortization of intangible assets of $0.2 million.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $4.6 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively. The cost of professional services revenues for the six months ended June 30, 2008 and 2007 was $8.1 million and $7.0 million, respectively. The increase in cost of professional services revenues for both periods was due to an increase in costs, primarily personnel-related, to support a significant implementation project. We expect these costs to decrease once that project is completed.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $22.9 million and $19.7 million for the three months ended June 30, 2008 and 2007, respectively. The increase in cost of software-enabled services revenues of $3.2 million was primarily due to an increase of $3.4 million in costs, primarily personnel-related, to support the growth in organic and increased amortization expense of $0.1 million, partially offset by a decrease of $0.3 million in stock-based compensation expense. The cost of software-enabled services revenues for the six months ended June 30, 2008 and 2007 was $45.3 million and $36.8 million, respectively. The increase in cost of software-enabled services revenues was primarily due to an increase of $7.7 million in costs, primarily personnel-related, to support the growth in organic revenues and our acquisition of Northport, which added $0.7 million, representing a full six months of costs. Additionally, amortization expense increased $0.3 million and stock-based compensation expense decreased $0.2 million.
Operating Expenses
Total operating expenses were $18.5 million and $18.4 million for the three months ended June 30, 2008 and 2007, respectively. Increases of $1.4 million in operating costs, primarily personnel-related, were mostly offset by a decrease of $1.3 million in stock-based compensation expense. Stock-based compensation for the prior year period included a one-time charge for immediate vesting of 50% of the 2006 performance-based options. Total operating expenses for the six months ended June 30, 2008 and 2007 were $36.3 million and $33.8 million, respectively. The increase in operating expenses was primarily due and increase of $3.4 in operating costs, primarily personnel-related, partially offset by a decrease of $0.9 million in stock-based compensation expense.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $4.9 million and $5.2 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in selling and marketing expenses was primarily attributable to a decrease of $0.3 million in stock-based compensation expense. Selling and marketing expenses for the six months ended June 30, 2008 and 2007 were $9.9 million and $9.3 million, respectively. The increase in selling and marketing expenses was primarily attributable to an increase of $0.8 million in costs, primarily personnel-related to support revenue growth, partially offset by a decrease of $0.2 million in stock-based compensation expense.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $6.8 million for each of the three months ended June 30, 2008 and 2007. Increases of $0.2 million in costs, primarily personnel-related, were offset by a decrease of $0.2 million in stock-based compensation expense. Research and development expenses for the six months ended June 30, 2008 and 2007 were $13.7 million and $13.0 million, respectively. The increase in research and development expenses was primarily due an increase of $0.8 million in costs, primarily personnel-related, offset in part by a decrease of $0.1 million in stock-based compensation expense.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $6.8 million and $6.5 million for the three months ended June 30, 2008 and 2007, respectively. An increase of $1.1 million in costs, primarily personnel-related, was partially offset by a decrease of $0.8 million in stock-based compensation expense. General and administrative expenses for the six months ended June 30, 2008 and 2007 were $12.6 million and $11.5 million, respectively. The increase in general and administrative expenses was due to an increase of $1.7 million in costs, primarily personnel-related, partially offset by a decrease of $0.6 million in stock-based compensation expense.
Interest Expense. Net interest expense for the three months ended June 30, 2008 and 2007 was $10.4 million and $11.1 million, respectively. Net interest expense was $20.8 million and $22.6 million for the six months ended June 30, 2008 and 2007, respectively. Interest expense is primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense is due to a decrease in outstanding debt and lower average interest rates for both periods.
Other (Expense) Income, Net. Other expense, net for the three months ended June 30, 2008 consists primarily of a $1.0 million loss we recorded relating to our investment in a private company which we account for under the equity method of accounting. Other expense, net for the six months ended June 30, 2008 consists primarily of the $1.0 million loss on investment offset in part by foreign currency gains. Other income, net for the three and six months ended June 30, 2007 consisted primarily of foreign currency gains and proceeds received from insurance policies.
Provision (Benefit) for Income Taxes. We had effective tax rates of 34.5% and 7% for the six months ended June 30, 2008 and 2007, respectively. While we currently estimate that the effective tax rate for the year will be between 30% and 35%, the effective tax rate may fluctuate significantly based on the amount of our annual consolidated pre-tax income (loss) and which tax jurisdictions generate the majority of our annual consolidated pre-tax income (loss). Our effective tax rate for the six months ended June 30, 2007 was lower than the U.S. statutory tax rate of 35% because we incurred losses in tax jurisdictions with higher statutory tax rates and generated income in tax jurisdictions with lower statutory tax rates .
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
Our cash and cash equivalents at June 30, 2008 were $29.5 million, an increase of $10.3 million from $19.2 million at December 31, 2007. Cash provided by operations was partially offset by net repayments of debt and cash used for capital expenditures.
Net cash provided by operating activities was $25.0 million for the six months ended June 30, 2008. Cash provided by operating activities was primarily due to net income of $7.5 million adjusted for non-cash items of $17.9 million and changes in our working capital accounts totaling $0.4 million. The changes in our working capital accounts were driven by a decrease in accrued expenses and other liabilities and an increase in accounts receivable, partially offset by an increase in deferred revenues. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to additional revenues and the timing of collections. The decrease in accrued expenses and other liabilities was primarily due to the payment of annual employee bonuses.
Investing activities used net cash of $4.1 million for the six months ended June 30, 2008, representing cash paid for capital expenditures.
Financing activities used net cash of $10.9 million for the six months ended June 30, 2008, representing net repayments of debt under our senior credit facilities, partially offset by proceeds received from stock option exercises.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at June 30, 2008.
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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of June 30, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$3,786	$(1,059)	$7,522	$(1,232)
Interest expense, net	10,409	11,135	20,837	22,555
Income taxes	2,077	(24)	3,960	(98)
Depreciation and amortization	8,726	8,730	17,724	17,213

EBITDA	$24,998	$18,782	$50,043	$38,438
Purchase accounting adjustments (1)	(69)	(72)	(148)	(139)
Unusual or non-recurring charges (2)	1,593	(186)	1,368	(241)
Acquired EBITDA and cost savings (3)	—	—	—	135
Stock-based compensation	2,019	3,727	3,308	4,540
Capital-based taxes	299	251	715	664
Other (4)	327	295	720	785

Consolidated EBITDA	$29,167	$22,797	$56,006	$44,182

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, equity earnings and losses on investments, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for year ending December 31, 2008 limits expenditures to $10 million. Actual capital expenditures through June 30, 2008 were $4.1 million. We expect capital expenditures for the year ended December 31, 2008 to be less than $10 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended June 30, 2008 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.00x	3.63x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.70x	2.73x

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
At June 30, 2008, we had total debt of $430.6 million, including $225.6 million of variable rate debt. We have entered into three interest rate swap agreement which fixed the interest rates for $188.1 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately U.S. $38.1 million. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.4 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.3 million and $2.3 million per year, respectively.
At June 30, 2008, $53.5 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
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
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 28, 2007, plaintiffs moved to withdraw from the lawsuit with notice to our former shareholders. On January 8, 2008, the defendants opposed plaintiffs’ motion to withdraw with notice to shareholders and moved for sanctions against plaintiffs and removal of confidentiality restrictions on plaintiffs’ discovery materials. At a hearing on February 8, 2008, the court orally granted plaintiffs’ motion to withdraw, declined to order notice, and took defendants’ motion for sanctions under advisement. In its memorandum opinion and order dated March 6, 2008, the court granted in part defendants’ motion for sanctions, awarding attorneys’ fees and other expenses that defendants reasonably incurred in opposing plaintiffs’ motion to withdraw with notice to shareholders and in bringing their motion to unseal the record and for sanctions. The court noted that further proceedings were required to determine the proper amount of the award, and it directed the parties to submit a schedule to bring this matter to a conclusion.
On March 28, 2008, defendants submitted their fee petition to the court, seeking fees and expenses incurred in connection with opposing plaintiffs’ motion to withdraw with notice to shareholders and in bringing their motion for sanctions. On May 7, 2008, plaintiffs filed their opposition to defendants’ fee petition. Defendants filed their reply to plaintiffs’ opposition on May 21, 2008. The court heard oral argument on the fee petition on July 9, 2008, and on July 17, 2008, defendants submitted a supplemental fee petition covering their fees and expenses incurred in connection with preparing, filing, and arguing for their original fee petition, those fees and costs having been granted by the court in its March 6, 2008 memorandum opinion and order. On July 25, 2008, plaintiffs filed an opposition to defendants’ supplemental fee petition. On August 8, 2008, the court awarded us $250,000 in legal fees and expenses, effectively bringing this matter to a conclusion.
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

SS&C TECHNOLOGIES, INC.

Date: August 14, 2008	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, filed on April 24, 2008 (File No. 333-143719) (the “Form S-1”)

10.2	Amendment No. 1, dated April 22, 2008, to the Service Provider Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. is incorporated herein by reference to Exhibit 10.29 to the Form S-1

10.3	Amendment No. 1, dated April 22, 2008, to the Management Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., William C. Stone and TC Group, L.L.C. is incorporated herein by reference to Exhibit 10.30 to the Form S-1

10.4	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the Form S-1

10.5	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.27 to the Form S-1

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002