Form 10-Q
period 2008-09-30
SS&C TECHNOLOGIES INC
filed 2008-11-05
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of November 3, 2008.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$30,330	$19,175
Accounts receivable, net of allowance for doubtful accounts of $1,501 and $1,248, respectively	46,195	39,546
Prepaid expenses and other current assets	7,616	9,585
Deferred income taxes	1,108	1,169

Total current assets	85,249	69,475

Property and equipment
Leasehold improvements	5,093	4,522
Equipment, furniture, and fixtures	21,476	17,532

	26,569	22,054
Less accumulated depreciation	(11,301)	(9,014)

Net property and equipment	15,268	13,040

Goodwill	844,745	860,690
Intangible and other assets, net of accumulated amortization of $77,129 and $55,572, respectively	220,364	247,290

Total assets	$1,165,626	$1,190,495

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,156	$2,429
Accounts payable	3,462	2,558
Income taxes payable	5,905	3,181
Accrued employee compensation and benefits	11,069	11,668
Other accrued expenses	8,537	10,053
Interest payable	8,029	2,090
Deferred maintenance and other revenue	32,839	29,480

Total current liabilities	71,997	61,459

Long-term debt, net of current portion	412,454	440,580
Other long-term liabilities	10,260	10,216
Deferred income taxes	57,261	65,647

Total liabilities	551,972	577,902

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	575,915	570,497
Accumulated other comprehensive income	16,926	33,615
Retained earnings	20,813	8,481

Total stockholder’s equity	613,654	612,593

Total liabilities and stockholder’s equity	$1,165,626	$1,190,495

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$5,669	$7,159	$18,353	$18,653
Maintenance	16,348	15,666	48,986	45,899
Professional services	5,316	3,338	18,695	12,381
Software-enabled services	43,668	37,320	125,685	102,792

Total revenues	71,001	63,483	211,719	179,725

Cost of revenues:
Software licenses	2,262	2,374	6,868	7,155
Maintenance	6,844	6,412	20,104	19,520
Professional services	3,774	3,290	11,906	10,312
Software-enabled services	23,092	20,293	68,433	57,132

Total cost of revenues	35,972	32,369	107,311	94,119

Gross profit	35,029	31,114	104,408	85,606

Operating expenses:
Selling and marketing	4,761	4,989	14,701	14,272
Research and development	6,597	6,580	20,341	19,617
General and administrative	8,092	5,643	20,689	17,170

Total operating expenses	19,450	17,212	55,731	51,059

Operating income	15,579	13,902	48,677	34,547

Interest expense, net	(10,295)	(11,067)	(31,132)	(33,622)
Other income (expense), net	1,057	(58)	278	522

Income before income taxes	6,341	2,777	17,823	1,447
Provision for income taxes	1,531	556	5,491	458

Net income	$4,810	$2,221	$12,332	$989

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Cash flow from operating activities:
Net income	$12,332	$989

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,292	25,957
Stock-based compensation	5,405	6,513
Foreign exchange gains on debt	—	(768)
Amortization of loan origination costs	1,756	1,728
Equity losses (earnings) on long-term investment	1,039	(63)
Loss on sale or disposal of property and equipment	1	90
Deferred income taxes	(7,433)	(4,037)
Provision for doubtful accounts	703	589
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(8,437)	(8,679)
Prepaid expenses and other assets	(1,004)	(946)
Accounts payable	1,014	(309)
Accrued expenses	4,528	10,915
Income taxes payable	2,892	1,994
Deferred maintenance and other revenues	4,034	6,165

Net cash provided by operating activities	43,122	40,138

Cash flow from investing activities:
Additions to property and equipment	(6,203)	(5,375)
Proceeds from sale of property and equipment	2	6
Cash paid for business acquisitions, net of cash acquired	—	(5,130)

Net cash used in investing activities	(6,201)	(10,499)

Cash flow from financing activities:
Cash received from borrowings	—	5,200
Repayment of debt	(25,050)	(31,067)
Transactions involving SS&C Technologies Holdings, Inc. common stock	12	(8)
Income tax benefit related to exercise of stock options	—	82

Net cash used in financing activities	(25,038)	(25,793)

Effect of exchange rate changes on cash	(728)	626

Net increase in cash and cash equivalents	11,155	4,472
Cash and cash equivalents, beginning of period	19,175	11,718

Cash and cash equivalents, end of period	$30,330	$16,190

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of September 30, 2008, the results of its operations for the three months and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2007 which were included in the Company’s Annual Report on Form 10-K. The December 31, 2007 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the expected results for the full year.
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
3. Stock-based Compensation
In August 2006, the Board of Directors of Holdings adopted a new equity-based incentive plan (the “2006 Equity Incentive Plan”), which authorizes equity awards to be granted for up to 9,859,252 shares of common stock. There were no stock options granted during the nine months ended September 30, 2008.
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
During the three months and nine months ended September 30, 2008, the Company recorded compensation expense of $1.3 million and $2.8 million, respectively, related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2008 will fall within the targeted range. Additionally, the Company recorded compensation expense of $0.8 million and $2.6 million related to time-based options during the three months and nine months ended September 30, 2008, respectively. The annual EBITDA targets for 2009 through 2011 will be determined by the Board of Directors of Holdings at the beginning of each respective year.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statements of operations classification:
Cost of maintenance	$42	$37	$104	$138
Cost of professional services	71	62	178	208
Cost of software-enabled services	448	457	1,201	1,436

Total cost of revenues	561	556	1,483	1,782

Selling and marketing	342	323	872	1,063
Research and development	228	199	572	670
General and administrative	966	895	2,478	2,998

Total operating expenses	1,536	1,417	3,922	4,731

Total stock-based compensation expense	$2,097	$1,973	$5,405	$6,513

A summary of stock option activity as of and for the nine months ended September 30, 2008 is as follows:

Shares of
Holdings
Under Option
Outstanding at January 1, 2008	12,155,024
Granted	—
Cancelled/forfeited	(438,931)
Exercised	(210,111)

Outstanding at September 30, 2008	11,505,982

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
The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,810	$2,221	$12,332	$989
Foreign currency translation (losses) gains	(11,498)	16,814	(16,642)	36,056
Unrealized gains (losses) on interest rate swaps, net of tax	195	(1,875)	(47)	(827)

Total comprehensive (loss) income	$(6,493)	$17,160	$(4,357)	$36,218

5. Debt
At September 30, 2008 and December 31, 2007, debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Senior credit facility, term loan portion, weighted-average interest rate of 5.84% and 7.04%, respectively	$209,610	$238,009
11 3/4% senior subordinated notes due 2013	205,000	205,000

	414,610	443,009
Current portion of long-term debt	(2,156)	(2,429)

Long-term debt	$412,454	$440,580

Capitalized financing costs of $0.6 million and $0.6 million were amortized to interest expense during the three months ended September 30, 2008 and 2007, respectively. Capitalized financing costs of $1.8 million and $1.7 million were amortized to interest expense during the nine months ended September 30, 2008 and 2007, respectively
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. During the three months ended September 30, 2008 and 2007, the Company recognized unrealized gains of $0.2 million, net of tax, and unrealized losses $1.9 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. During the nine months ended September 30, 2008 and 2007, the Company recognized unrealized losses of $0.1 million, net of tax, and $0.8 million, net of tax, respectively, in other comprehensive income related to the change in market value of the swaps. The market value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.
6. Fair Value Measurement
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreements. The Company did not adopt the provisions of SFAS No. 157 as they relate to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The major categories of assets that are measured at fair value for which the Company has not applied the provisions of SFAS No. 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which is effective upon issuance for all financial statements that have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company has adopted FSP FAS 157-3 effective with this filing. FSP FAS 157-3 does not have a material impact on the Company’s financial position, financial performance or cash flows.
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
The Company determines the fair value of its interest rate swaps based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2 under SFAS No. 157. The fair value of the Company’s interest rate swaps was a liability of $2.9 million at both September 30, 2008 and December 31, 2007.
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
8. Registration Costs
At December 31, 2007, the Company had incurred and capitalized approximately $1.2 million in professional fees and other costs related to the anticipated initial public offering of Holdings’ common stock. These costs were recorded in prepaid expenses and other current assets in the consolidated balance sheet at that date. During the three months ended September 30, 2008, the Company expensed a total of $2.1 million in costs that had been incurred related the offering as a result of uncertainty related to the planned offering. The Board of Directors of Holdings voted to withdraw the offering in October 2008.
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
Revenues by geography were (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$43,468	$36,619	$125,665	$107,589
Canada	11,071	10,596	34,103	29,171
Americas, excluding United States and Canada	812	1,310	3,791	3,028
Europe	13,411	13,171	41,775	35,755
Asia Pacific and Japan	2,239	1,787	6,385	4,182

	$71,001	$63,483	$211,719	$179,725

Revenues by product group were (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Portfolio management/accounting	$57,120	$48,892	$170,580	$139,866
Trading/treasury operations	7,007	7,936	21,431	21,005
Financial modeling	2,205	2,332	6,691	6,695
Loan management/accounting	1,314	1,873	3,715	3,929
Property management	1,392	1,202	4,167	3,819
Money market processing	1,168	670	2,929	2,829
Training	795	578	2,206	1,582

	$71,001	$63,483	$211,719	$179,725

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

Condensed consolidating financial information as of September 30, 2008 and December 31, 2007 and the three months and nine months ended September 30, 2008 and 2007 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	Condensed Consolidating Balance Sheet at September 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$21,248	$1,168	$7,914	$—	$30,330
Accounts receivable, net	24,860	7,482	13,853	—	46,195
Income taxes receivable	2,197	—	—	(2,197)	—
Prepaid expenses and other current assets	3,488	758	3,370	—	7,616
Deferred income taxes	501	98	509	—	1,108
Property and equipment, net	9,075	1,034	5,159	—	15,268
Investment in subsidiaries	135,816	—	—	(135,816)	—
Intercompany balances	128,742	695	(129,437)	—	—
Goodwill, intangible and other assets, net	752,475	20,057	292,577	—	1,065,109
Deferred income taxes, long-term	—	208	903	(1,111)	—

Total assets	$1,078,402	$31,500	$194,848	$(139,124)	$1,165,626

Current portion of long-term debt	$1,724	$—	$432	$—	$2,156
Accounts payable	2,150	204	1,108	—	3,462
Accrued expenses	20,796	1,191	5,648	—	27,635
Income taxes payable	—	3,567	4,535	(2,197)	5,905
Deferred maintenance and other revenue	21,097	4,154	7,588	—	32,839
Long-term debt, net of current portion	370,982	—	41,472	—	412,454
Other long-term liabilities	3,813	—	6,447	—	10,260
Deferred income taxes, long-term	44,186	—	14,186	(1,111)	57,261

Total liabilities	464,748	9,116	81,416	(3,308)	551,972

Stockholder’s equity	613,654	22,384	113,432	(135,816)	613,654

Total liabilities and stockholder’s equity	$1,078,402	$31,500	$194,848	$(139,124)	$1,165,626

	Condensed Consolidating Balance Sheet at December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$9,031	$1,984	$8,160	$—	$19,175
Accounts receivable, net	19,281	4,792	15,473	—	39,546
Prepaid expenses and other current assets	5,444	421	3,720	—	9,585
Deferred income taxes	497	77	595		1,169
Property and equipment, net	8,475	661	3,904	—	13,040
Investment in subsidiaries	121,363	—	—	(121,363)	—
Intercompany balances	151,489	(8,769)	(142,720)	—	—
Deferred income taxes, long-term	—	1,026	—	(1,026)	—
Goodwill, intangible and other assets, net	770,442	20,766	316,772	—	1,107,980

Total assets	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

Current portion of long-term debt	$1,817	$—	$612	$—	$2,429
Accounts payable	1,407	56	1,095	—	2,558
Accrued expenses and other liabilities	15,248	1,725	6,838	—	23,811
Income taxes payable	623	—	2,558	—	3,181
Deferred maintenance and other revenue	18,768	2,894	7,818	—	29,480
Long-term debt, net of current portion	381,214	—	59,366	—	440,580
Other long-term liabilities	3,680	—	6,536	—	10,216
Deferred income taxes, long-term	50,672	—	16,001	(1,026)	65,647

Total liabilities	473,429	4,675	100,824	(1,026)	577,902

Stockholder’s equity	612,593	16,283	105,080	(121,363)	612,593

Total liabilities and stockholder’s equity	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

	Condensed Consolidating Statement of Operations
	for the three months ended September 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$29,434	$19,859	$22,067	$(359)	$71,001
Cost of revenues	16,399	11,034	8,898	(359)	35,972

Gross profit	13,035	8,825	13,169	—	35,029
Operating expenses:
Selling & marketing	2,917	411	1,433	—	4,761
Research & development	3,552	1,004	2,041	—	6,597
General & administrative	6,686	375	1,031	—	8,092

Total operating expenses	13,155	1,790	4,505	—	19,450

Operating (loss) income	(120)	7,035	8,664	—	15,579
Interest expense, net	(6,462)	—	(3,833)	—	(10,295)
Other expense, net	371	151	535	—	1,057

(Loss) income before income taxes	(6,211)	7,186	5,366	—	6,341
(Benefit) provision for income taxes	(1,928)	1,582	1,877	—	1,531
Equity in net income of subsidiaries	9,093	—	—	(9,093)	—

Net income	$4,810	$5,604	$3,489	$(9,093)	$4,810

	Condensed Consolidating Statement of Operations
	for the three months ended September 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$26,069	$15,880	$21,928	$(394)	$63,483
Cost of revenues	14,468	10,164	8,131	(394)	32,369

Gross profit	11,601	5,716	13,797	—	31,114
Operating expenses:
Selling & marketing	3,092	424	1,473	—	4,989
Research & development	3,747	817	2,016	—	6,580
General & administrative	4,055	165	1,423	—	5,643

Total operating expenses	10,894	1,406	4,912	—	17,212

Operating income	707	4,310	8,885	—	13,902
Interest expense, net	(6,724)	—	(4,343)	—	(11,067)
Other expense, net	(14)	(34)	(10)	—	(58)

(Loss) income before income taxes	(6,031)	4,276	4,532	—	2,777
(Benefit) provision for income taxes	(1,377)	1,005	928	—	556
Equity in net income of subsidiaries	6,875	—	—	(6,875)	—

Net income	$2,221	$3,271	$3,604	$(6,875)	$2,221

	Condensed Consolidating Statement of Operations
	for the nine months ended September 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$87,814	$56,684	$68,338	$(1,117)	$211,719
Cost of revenues	48,665	32,584	27,179	(1,117)	107,311

Gross profit	39,149	24,100	41,159	—	104,408
Operating expenses:
Selling & marketing	9,087	1,152	4,462	—	14,701
Research & development	10,707	3,196	6,438	—	20,341
General & administrative	15,235	804	4,650	—	20,689

Total operating expenses	35,029	5,152	15,550	—	55,731

Operating income	4,120	18,948	25,609	—	48,677
Interest expense, net	(19,403)	—	(11,729)	—	(31,132)
Other (expense) income, net	(821)	162	937	—	278

(Loss) income before income taxes	(16,104)	19,110	14,817	—	17,823
(Benefit) provision for income taxes	(3,659)	4,250	4,900	—	5,491
Equity in net income of subsidiaries	24,777	—	—	(24,777)	—

Net income	$12,332	$14,860	$9,917	$(24,777)	$12,332

	Condensed Consolidating Statement of Operations
	for the nine months ended September 30, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$74,378	$47,496	$58,799	$(948)	$179,725
Cost of revenues	42,191	30,079	22,797	(948)	94,119

Gross profit	32,187	17,417	36,002	—	85,606
Operating expenses:
Selling & marketing	9,025	1,250	3,997	—	14,272
Research & development	11,220	2,659	5,738	—	19,617
General & administrative	12,417	824	3,929	—	17,170

Total operating expenses	32,662	4,733	13,664	—	51,059

Operating (loss) income	(475)	12,684	22,338	—	34,547
Interest (expense) income, net	(21,270)	10	(12,362)	—	(33,622)
Other income (expense), net	85	(170)	607	—	522

(Loss) income before income taxes	(21,660)	12,524	10,583	—	1,447
(Benefit) provision for income taxes	(5,113)	2,573	2,998	—	458
Equity in net income of subsidiaries	17,536	—	—	(17,536)	—

Net income	$989	$9,951	$7,585	$(17,536)	$989

	Condensed Consolidating Statement of Operations
	for the nine months ended September 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$12,332	$14,860	$9,917	$(24,777)	$12,332
Non-cash adjustments	(4,713)	1,912	5,787	24,777	27,763
Changes in operating assets and liabilities	1,022	1,284	721	—	3,027

Net cash provided by operating activities	8,641	18,056	16,425	—	43,122

Cash Flow from Investing Activities:
Intercompany transactions	16,429	(18,224)	1,795	—	—
Additions to property and equipment	(2,543)	(648)	(3,012)	—	(6,203)
Proceeds from sale of property and equipment	2	—	—	—	2

Net cash provided by (used in) investing activities	13,888	(18,872)	(1,217)	—	(6,201)

Cash Flow from Financing Activities:
Net repayments of debt	(10,324)	—	(14,726)	—	(25,050)
Transactions involving SS&C Technologies Holdings, Inc. common stock	12	—	—	—	12

Net cash used in financing activities	(10,312)	—	(14,726)	—	(25,038)

Effect of exchange rate changes on cash	—	—	(728)	—	(728)

Net increase (decrease) in cash and cash equivalents	12,217	(816)	(246)	—	11,155
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$21,248	$1,168	$7,914	$—	$30,330

	Condensed Consolidating Statement of Operations
	for the nine months ended September 30, 2007
			Total Non-	Consolidating
	SS&C	Total Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$989	$9,951	$7,585	$(17,536)	$989
Non-cash adjustments	4,568	1,516	6,389	17,536	30,009
Changes in operating assets and liabilities	11,104	(1,594)	(370)	—	9,140

Net cash provided by operating activities	16,661	9,873	13,604	—	40,138

Cash Flow from Investing Activities:
Intercompany transactions	4,174	(5,953)	1,779	—	—
Cash paid for businesses acquired, net of cash acquired	—	(5,127)	(3)	—	(5,130)
Additions to property and equipment	(4,119)	(160)	(1,096)	—	(5,375)
Proceeds from sale of property and equipment	6	—	—	—	6

Net cash provided by (used in) investing activities	61	(11,240)	680	—	(10,499)

Cash Flow from Financing Activities:
Net repayments of debt	(11,500)	—	(14,367)	—	(25,867)
Income tax benefit related to exercise of stock options	82				82
Transactions involving SS&C Technologies Holdings, Inc. common stock	(8)	—	—	—	(8)

Net cash used in financing activities	(11,426)	—	(14,367)	—	(25,793)

Effect of exchange rate changes on cash	—	—	626	—	626

Net increase (decrease) in cash and cash equivalents	5,296	(1,367)	543	—	4,472
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$8,351	$950	$6,889	$—	$16,190

11. Recent Accounting Pronouncements
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
12. Subsequent Event
On October 1, 2008, the Company purchased substantially all the assets of Micro Design Services, LLC (“MDS”), for approximately $17.8 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. MDS specializes in the design and development of real-time, mission-critical order routing and execution services for equities, options and commodities exchanges and brokerage firms. The net assets and results of operations of MDS will be included in the Company’s consolidated financial statements from October 1, 2008.

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
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies are described in our annual filing on Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-based compensation
Results of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Revenues:
Software licenses	$5,669	$7,159	-21%	$18,353	$18,653	-2%
Maintenance	16,348	15,666	4%	48,986	45,899	7%
Professional services	5,316	3,338	59%	18,695	12,381	51%
Software-enabled services	43,668	37,320	17%	125,685	102,792	22%

Total revenues	$71,001	$63,483	12%	$211,719	$179,725	18%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Software licenses	8%	11%	9%	10%
Maintenance	23%	25%	23%	26%
Professional services	7%	5%	9%	7%
Software-enabled services	62%	59%	59%	57%
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
Revenues for the three months ended September 30, 2008 were $71.0 million, increasing 12% from $63.5 million in the same period in 2007. The increase of $7.5 million related entirely to businesses and products that we have owned for at least 12 months, or organic revenues, and came from increased demand of $6.3 million for our software-enabled services, an increase of $2.0 million in professional services revenues and an increase of $0.7 million in maintenance revenues. These increases were partially offset by a decrease in license revenues of $1.5 million. Foreign currency translation did not have a significant impact on revenue growth in the three months ended September 30, 2008. Revenues for the nine months ended September 30, 2008 were $211.7 million, increasing 18% from $179.7 million in the same period in 2007. Organic growth was 17%, accounting for $30.9 million of the total $32.0 million increase, and came from increased demand of $21.8 million for our software-enabled services, an increase of $6.3 million in professional services revenues and an increase of $3.1 million in maintenance revenues. These increases were partially offset by a decrease of $0.3 million in license revenues. The remaining $1.1 million increase was due to sales of products and services that we acquired in our acquisition of Northport, LLC, which occurred in March 2007. Revenue growth in the nine months ended September 30, 2008 includes the favorable impact from foreign currency translation of $3.1 million, or 1.7%, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the euro and the Australian dollar.
Software Licenses. Software license revenues were $5.7 million and $7.2 million for the three months ended September 30, 2008 and 2007, respectively. Software license revenues were $18.4 million and $18.7 million for the nine months ended September 30, 2008 and 2007, respectively. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three-month period ended September 30, 2008, we had a fewer number of perpetual license transactions at a lower average size than those for the comparable period in 2007, offset by an increase in revenues from term licenses. For the nine-month period ended September 30, 2008, we also had fewer perpetual license transactions than for the comparable period in 2007, but at a similar average size, and revenues from term licenses increased. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $16.3 million and $15.7 million for the three months ended September 30, 2008 and 2007, respectively. Maintenance revenues were $49.0 million and $45.9 million for the nine months ended September 30, 2008 and 2007, respectively. Maintenance revenue growth of $0.6 million for the three months ended September 30, 2008 and $3.1 million for the nine months ended September 30, 2008 was due to organic revenue growth. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.3 million and $3.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $2.0 million was due to organic growth and was primarily attributable to the timing of customer implementation and development projects. Professional services revenues were $18.7 million and $12.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in professional services revenues for was primarily due to one ongoing significant implementation project for a client that is expected to transition to our software-enabled services. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-enabled Services. Software-enabled services revenues were $43.7 million and $37.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $6.4 million, or 17%, was due to organic growth and came from increased demand for services from existing clients and the addition of new clients for our SS&C Fund Services and SS&C Direct software-enabled services, as well as our Pacer application service provider services. Software-enabled services revenues for the nine months ended September 30, 2008 and 2007 were $125.7 million and $102.8 million, respectively. Organic revenue growth accounted for $21.8 million of the increase and was driven by the same services that contributed to the quarterly increase as well as our Securities Valuation securities data services. Our 2007 acquisition of Northport contributed $1.1 million of the growth for the nine-month period. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.

Cost of Revenues
The total cost of revenues was $36.0 million and $32.4 million for the three months ended September 30, 2008 and 2007, respectively. The total cost of revenues increase was mainly due to cost increases of $3.6 million to support our revenue growth, primarily in software-enabled services revenues. The total cost of revenues for the nine months ended September 30, 2008 and 2007 was $107.3 million and $94.1 million, respectively. The gross margin increased to 49% for the nine months ended September 30, 2008 from 48% for the comparable period in 2007. The increase in total cost of revenues was mainly due to cost increases of $12.5 million to support our revenue growth, primarily in software-enabled services revenues. Additionally, our acquisition of Northport added costs of $0.7 million, and a decrease of $0.3 million stock-based compensation expense was offset by an increase of $0.3 million in amortization expense. Stock-based compensation for the prior year period included a one-time charge for immediate vesting of 50% of the 2006 performance-based options.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $2.3 million and $2.4 million for the three months ended September 30, 2008 and 2007, respectively. The cost of software license revenues for the nine months ended September 30, 2008 and 2007 was $6.9 million and $7.2 million, respectively. The decrease in cost of software license revenues for both periods was primarily due to a decrease in amortization expense, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction. Cost of software license revenues as a percentage of such revenues was 37% and 38% for the nine months ended September 30, 2008 and 2007, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.8 million and $6.4 million for the three months ended September 30, 2008 and 2007, respectively. The increase in cost of maintenance revenues was primarily due to an increase of $0.3 million in costs, primarily personnel-related, to support the growth in organic revenue and increased amortization expense of $0.1 million. The cost of maintenance revenues for the nine months ended September 30, 2008 and 2007 was $20.1 million and $19.5 million, respectively. The increase in cost of maintenance revenues was primarily due to an increase of $0.3 million in costs, primarily personnel-related, to support the growth in organic revenue and increased amortization expense of $0.3 million.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.8 million and $3.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase in cost of professional services revenues included $0.3 million related to third-party hardware for one implementation project and an increase of $0.2 million in personnel-related costs. The cost of professional services revenues for the nine months ended September 30, 2008 and 2007 was $11.9 million and $10.3 million, respectively. The increase in cost of professional services revenues was due to an increase of $1.0 million in costs, primarily personnel-related, to support a significant implementation project and $0.6 million for third-party hardware.
Cost of Software-enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $23.1 million and $20.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase in cost of software-enabled services revenues of $2.8 million was primarily personnel-related, to support the growth in organic revenues. The cost of software-enabled services revenues for the nine months ended September 30, 2008 and 2007 was $68.4 million and $57.1 million, respectively. The increase in cost of software-enabled services revenues was primarily due to an increase of $10.5 million in costs, primarily personnel-related, to support the growth in organic revenues and our acquisition of Northport, which added $0.7 million, representing a full nine months of costs. Additionally, an increase of $0.3 million in amortization expense was partially offset by a decrease of $0.2 million in stock-based compensation expense.
Operating Expenses
Total operating expenses were $19.5 million and $17.2 million for the three months ended September 30, 2008 and 2007, respectively. The increase in total operating expenses was primarily due to our expensing $2.1 million in costs related our public offering which was withdrawn due to market conditions, increases of $0.6 million in operating costs, primarily personnel-related, and an increase of $0.1 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.5 million in capital-based taxes. Total operating expenses for the nine months ended September 30, 2008 and 2007 were $55.7 million and $51.1 million, respectively. The increase in operating expenses was primarily due to an increase of $3.7 million in operating costs, primarily personnel-related, our expensing $2.1 million in fees related to the withdrawn offering, partially offset by decreases of $0.8 million in stock-based compensation expense and $0.4 million in capital-based taxes.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $4.8 million and $5.0 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel-related costs. Selling and marketing expenses for the nine months ended September 30, 2008 and 2007 were $14.7 million and $14.3 million, respectively. The increase in selling and marketing expenses was primarily attributable to an increase of $0.6 million in costs, primarily personnel-related to support revenue growth, partially offset by a decrease of $0.2 million in stock-based compensation expense.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $6.6 million for each of the three-month periods ended September 30, 2008 and 2007. Research and development expenses for the nine months ended September 30, 2008 and 2007 were $20.3 million and $19.6 million, respectively. The increase in research and development expenses was primarily due an increase of $0.8 million in costs, primarily personnel-related, offset in part by a decrease of $0.1 million in stock-based compensation expense.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $8.1 million and $5.6 million for the three months ended September 30, 2008 and 2007, respectively. The increase in general and administrative expenses was primarily due to our expensing $2.1 million in costs related to our public offering which was withdrawn due to market conditions, increases of $0.8 million in operating costs, primarily personnel-related, and an increase of $0.1 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.5 million in capital-based taxes. General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $20.7 million and $17.2 million, respectively. The increase in general and administrative expenses was primarily due to an increase of $2.3 million in operating costs, primarily personnel-related, our expensing $2.1 million in fees related to the withdrawn offering, partially offset by decreases of $0.5 million in stock-based compensation expense and $0.4 million in capital-based taxes.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2008 and 2007 was $10.3 million and $11.1 million, respectively. Net interest expense was $31.1 million and $33.6 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense is primarily related to our debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense is due to a decrease in outstanding debt and lower average interest rates for both periods.
Other Income (Expense), Net. Other income, net for the nine months ended September 30, 2008 consisted primarily of foreign currency gains of $1.3 million, partially offset by a $1.0 million loss we recorded relating to our investment in a private company which we account for under the equity method of accounting. Other income, net for the nine months ended September 30, 2007 consisted primarily of foreign currency gains of $0.3 million and proceeds of $0.1 million received from insurance policies.
Provision for Income Taxes. We had effective tax rates of 30.8% and 31.7% for the nine months ended September 30, 2008 and 2007, respectively. While we currently estimate that the effective tax rate for the year will be approximately 30%, the effective tax rate may fluctuate significantly based on the amount of our annual consolidated pre-tax income (loss) and which tax jurisdictions generate the majority of our annual consolidated pre-tax income (loss).
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

Our cash and cash equivalents at September 30, 2008 were $30.3 million, an increase of $11.1 million from $19.2 million at December 31, 2007. Cash provided by operations was partially offset by net repayments of debt and cash used for capital expenditures.
Net cash provided by operating activities was $43.1 million for the nine months ended September 30, 2008. Cash provided by operating activities was primarily due to net income of $12.3 million adjusted for non-cash items of $27.8 million and changes in our working capital accounts totaling $3.0 million. The changes in our working capital accounts were driven primarily by increases in accrued expenses and other liabilities, deferred revenues and income taxes payable, partially offset by an increase in accounts receivable. The increase in accrued expenses and other liabilities was primarily due to an increase in interest payable related to our notes, partially offset by a reduction in accrued bonuses, reflecting nine months of bonus expense as compared to twelve months at year-end. The increase in deferred revenues was primarily due to the collection of annual maintenance fees and growth in revenues. The increase in accounts receivable was primarily due to additional revenues and the timing of collections.
Investing activities used net cash of $6.2 million for the nine months ended September 30, 2008, representing cash paid for capital expenditures.
Financing activities used net cash of $25.0 million for the nine months ended September 30, 2008, representing net repayments of debt under our senior credit facilities, partially offset by net proceeds received from stock option exercises.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $2.2 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
We have $75.0 million available for borrowing under the revolving portion of the senior credit facility. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under the revolving credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at September 30, 2008.

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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of September 30, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

					Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September
(in thousands)	2008	2007	2008	2007	30, 2008
Net income	$4,810	$2,221	$12,332	$989	$17,918
Interest expense, net	10,295	11,067	31,132	33,622	42,034
Income taxes	1,531	556	5,491	458	4,575
Depreciation and amortization	8,568	8,744	26,292	25,957	35,382

EBITDA	$25,204	$22,588	$75,247	$61,026	$99,909
Purchase accounting adjustments (1)	(76)	(76)	(224)	(215)	(305)
Unusual or non-recurring charges (2)	1,134	(21)	2,502	(262)	1,046
Acquired EBITDA and cost savings (3)	—	—	—	135	—
Stock-based compensation	2,097	1,973	5,405	6,513	9,871
Capital-based taxes	165	645	880	1,309	1,292
Other (4)	324	409	1,044	1,194	2,008

Consolidated EBITDA	$28,848	$25,518	$84,854	$69,700	$113,821

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include expenses related to the Company’s terminated public offering, foreign currency gains and losses, equity earnings and losses on investments, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for the year ending December 31, 2008 limits expenditures to $12.7 million. Actual capital expenditures through September 30, 2008 were $6.2 million. We expect capital expenditures for the year ending December 31, 2008 to be less than $12.7 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended September 30, 2008 are as follows:

	Covenant	Actual
	Requirements	Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.00x	3.38x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.70x	2.87x

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
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
In February 2007, the FASB issued SFAS No. 159 , “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At September 30, 2008, we had total debt of $414.6 million, including $209.6 million of variable rate debt. We have entered into three interest rate swap agreements which fixed the interest rates for $186.6 million of our variable rate debt. Two of our swap agreements are denominated in U.S. dollars and have notional values of $100 million and $50 million, effectively fix our interest rates at 6.78% and 6.71%, respectively, and expire in December 2010 and December 2008, respectively. Our third swap agreement is denominated in Canadian dollars and has a notional value equivalent to approximately U.S. $36.6 million. The Canadian swap effectively fixes our interest rate at 6.679% and expires in December 2008. During the period when all three of our swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $0.2 million per year. Upon the expiration of the two interest rate swap agreements in December 2008 and the third interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest of approximately $1.1 million and $2.1 million per year, respectively.
At September 30, 2008, $41.9 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.
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
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 28, 2008, defendants submitted their fee petition to the court, seeking fees and expenses incurred in connection with opposing plaintiffs’ motion to withdraw with notice to shareholders and in bringing their motion for sanctions. The court heard oral argument on the fee petition on July 9, 2008, and on July 17, 2008, defendants submitted a supplemental fee petition covering their fees and expenses incurred in connection with preparing, filing, and arguing for their original fee petition, those fees and costs having been granted by the court in its March 6, 2008 memorandum opinion and order. On July 25, 2008, plaintiffs filed an opposition to defendants’ supplemental fee petition. On August 8, 2008, the court awarded us $250,000 in legal fees and expenses, effectively bringing this matter to a conclusion. For a description of the pleading history in the foregoing lawsuit, please see Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
From time to time, we are subject to certain other legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not a party to any litigation that we believe could have a material effect on us or our business.

Item 1A. Risk Factors
Except for the revised risk factors set forth below, there have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our business is greatly affected by changes in the state of the general economy and the financial markets, and a slowdown or prolonged downturn in the general economy or the financial services industry could disproportionately affect the demand for our products and services.
Our clients include a range of organizations in the financial services industry whose success is intrinsically linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or prolonged downturns in the general economy and the financial services industry, including the current economic crisis and uncertainty in the credit market, could disproportionately affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:
•	cancel or reduce planned expenditures for our products and services;

•	seek to lower their costs by renegotiating their contracts with us;

•	move their IT solutions in-house;

•	switch to lower-priced solutions provided by our competitors; or

•	exit the industry.
If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our obligations to the holders of our 11¾% senior subordinated notes due 2013 and our other lenders, could be materially adversely affected.
Further or accelerated consolidations in the financial services industry could result in a decline in demand for our products and services.
If financial services firms continue to consolidate, as they have over the past decade and particularly within the past few months, there could be a decline in demand for our products and services. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our revenues. For instance, in 2007, a client that represented 4.5% of our revenues in 2007 was acquired in a tender offer transaction. Although the effect of the acquisition on our business is not yet known, if that client were to stop using our products and services as a result of the acquisition, it could cause a significant decrease in our revenues, at least in the short term.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.
Date: November 4, 2008	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated September 30, 2008, by and among SS&C Technologies New Jersey, Inc., Micro Design Services, LLC and, for the limited purposes stated therein, Roman J. Szymansky and Xavier F. Gonzalez, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2008 (File No. 333-135139)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Securities and Exchange Commission upon its request.