Form 10-K
period 2008-12-31
SS&C TECHNOLOGIES INC
filed 2009-03-31
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

There were 1,000 shares of the registrant’s common stock outstanding as of March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SS&C TECHNOLOGIES, INC.

YEAR 2008 FORM 10-K ANNUAL REPORT

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

Company Overview

We are a leading provider of mission-critical software products and software-enabled services to help financial services providers to automate business processes and manage their information processing requirements. Our portfolio of software products and software-enabled services helps automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 4,500 clients, principally within the institutional asset management, alternative investment management and financial institutions sectors. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, financial markets, municipal finance groups and real estate property managers.

We provide the global financial services industry with a broad range of both specialized software products, which are deployed at our clients’ facilities, and software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand software hosted at our facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their business processes. For example, we utilize our software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, fund of funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on-premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain financial software. The following table describes selected functionality of our software products and software-enabled services and the eight vertical markets that we serve.

Treasury,
	Alternative		Banks &	Institutional	Insurance &		Municipal	Real Estate
Selected	Investment	Financial	Credit	Asset	Pension	Commercial	Finance	Property
Functionality	Managers	Markets	Unions	Managers	Funds	Lenders	Groups	Managers

Portfolio Management/Accounting	✓	✓	✓		✓
Trading/Treasury Operations	✓	✓	✓	✓	✓
Financial Modeling			✓		✓		✓
SS&C Fund Services	✓
Loan Management/Accounting			✓		✓	✓
Money Market Processing			✓
Property Management								✓

Our business model is characterized by substantial contractually recurring revenues, high operating margins and significant cash flow. We generate revenues primarily through our high-value software-enabled services, which are typically sold on a long-term subscription basis and integrated into our clients’ business processes. Our software- enabled services are generally provided under two- to five-year non-cancelable contracts with required monthly or quarterly payments. We also generate revenues by licensing our software to clients through either perpetual or term licenses, both of which include annually renewable maintenance contracts. As a consequence, a significant portion of our revenues consist of subscription payments and maintenance fees and are contractually recurring. Our pricing typically fluctuates as a function of our clients’ assets under management, the complexity of asset classes managed and the volume of transactions.

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 82% of total revenues in the year ended December 31, 2008. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our core enterprise software-enabled services and maintenance contracts. We believe the high value-added nature of our products and services has enabled us to maintain high revenue retention rates and significant operating margins.

Through a combination of consistent organic growth and acquisitions, we generated revenues of $280.0 million for the year ended December 31, 2008 as compared to revenues of $205.5 million for the year ended December 31, 2006. We generated 76% of our revenues in 2008 from clients in North America and 24% from clients outside North America. Our revenues are highly diversified, with our largest client in 2008 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements, including the notes thereto.

Our Industry

SS&C serves a number of sectors within the financial services industry, including banks, brokerage firms, insurance companies, investment management firms and hedge funds. Few, if any, of these sectors have remained untouched by the economic downturn in 2008 and 2009, resulting from the liquidity issues in the credit markets, the severe decline of the capital markets, and a significant decline in asset value. The hedge funds are experiencing a reversal of the trend up to 2007 where cash flows into funds exceeded redemptions. In addition to redemptions, the money managers in hedge funds and investment management firms are experiencing the shift from equities to money market funds, treasuries and other liquid investments. These factors all contribute to reducing revenues among the financial services firms, which, in turn, impacts their access to credit, spending ability and, in some cases, their long term viability.

Many of these recent issues put a spotlight on the need for management tools to assess exposure, improved reporting systems, accurate accounting and compliance systems and overall management of middle- and back-office operations. These challenges provide opportunities for SS&C as the industry participants continue to look for operational efficiencies.

Opportunities

The current market turmoil that the industry is experiencing is amidst a decade of change for the financial services industry as a whole where trading volumes have risen, the complexity of instruments has expanded, regulatory pressure has intensified and automation has evolved in the capital markets.

Asset Classes and Securities Products Growing in Volume and Complexity.  As the financial services industry has evolved, investment professionals must increasingly track and invest in numerous types of asset classes far more complex than traditional equity and debt instruments. These assets require more sophisticated systems to automate functions such as trading and modeling, portfolio management, accounting, performance measurement, reconciliation, reporting, processing and clearing. Manual tracking of orders and other transactions is not effective. In addition, as the business knowledge requirements increase, firms see increasing value in outsourcing the management of these assets to firms such as SS&C who offer software-enabled services.

Increasing Regulatory Requirements.  The financial services industry continues to struggle to meet the increasing domestic and foreign regulatory requirements. Firms must comply with more complicated and burdensome requirements. For example, according to a May 2007 PricewaterhouseCoopers LLP survey, the top two challenges for 2007 cited by investment management industry executives were regulatory uncertainty and regulatory pressures to increase transparency. This continues to be the case and the expectation is hedge funds will start to experience similar regulatory pressures as the investment management community.

Increasing Willingness to Implement Solutions from Independent Software Vendors and Outsource IT Operations.  Historically, financial services providers have relied in large part on their internal IT departments to supply the systems required to manage, analyze and control vast amounts of data. Rather than internally developing applications that automate business processes, many financial services providers are implementing advanced software solutions from independent software vendors to replace their current systems, which are time-consuming to operate and expensive to implement, customize, update and support. Additionally, financial services providers globally are outsourcing a growing percentage of their business processes to benefit from best-in-class process execution, focus on core operations, quickly expand into new markets, reduce costs, streamline organizations, handle increased transaction volumes and ensure system redundancy. We believe one of the key challenges faced by investment management industry participants is how to expand their use of third-party service providers to address the increasing complexity of new products and the growing investor and regulatory information demands. For example, many alternative investment firms lack the substantial in-house IT resources necessary to establish and manage the complex IT infrastructures their investment professionals require. These firms increasingly seek end-to-end solutions that enable them to outsource their operations from the front-office through the back-office.

Intense Global Competition Among Financial Services Providers.  Competition within the financial services industry has become intense as financial services providers expand into new markets and offer new services to their clients in an effort to maximize their profitability. Additionally, a significant number of small- and medium-sized organizations, such as hedge funds, have begun to compete with large financial institutions as they seek to attract new clients whose assets they can manage. As traditional equity and debt instruments become more commoditized, financial services providers are expanding into more complex product and service offerings to drive profitability. In response to these increasingly competitive conditions worldwide, financial services organizations seek to rapidly expand into new markets, manage operational enterprise risk, increase front-office productivity, and drive cost savings by utilizing software to automate and integrate their mission-critical and labor intensive business processes.

Our Competitive Strengths

We believe that our position in the marketplace results from several key competitive strengths, including:

Enhanced Capability Through Software Ownership.  We use our proprietary software products and infrastructure to provide our software-enabled services, strengthening our overall operating margins and providing a competitive advantage. Because we use our own products in the execution of our software-enabled services and generally own and control our products’ source code, we can quickly identify and deploy product improvements and respond to client feedback, enhancing the competitiveness of our software and software-enabled service offerings. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not provide a comparable model and therefore do not have the same level of hands-on experience with their products.

Broad Portfolio of Products and Services Focused on Financial Services Organizations.  Our broad portfolio of over 60 software products and software-enabled services allows professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, devote more time to critical business decisions and reduce costs. Our products and services automate our clients’ most mission-critical, complex business processes, and improve their operational efficiency. We believe our product and service offerings position us as a leader within the specific sectors of financial services software and services in which we compete. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our solutions allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing.

Independent Fund Administration Services.  The third-party service providers that participate in the alternative investment market include auditors, fund administrators, attorneys, custodians and prime brokers. Each provider performs a valuable function with the intention of providing transparency of the fund’s assets and the valuation of those assets. Conflicts of interest may arise when the above parties attempt to provide more than one of these services. The industry is increasingly becoming aware of these conflicts and seeking independent fund administrators such as SS&C.

Attractive Operating Model.  We believe we have an attractive operating model due to the contractually recurring nature of our revenues, the scalability of our software and software-enabled services, the significant operating cash flow we generate and our highly effective sales and marketing model.

Growing Contractually Recurring Revenues.  We continue to focus on growing our contractually recurring revenues from our software-enabled services and our maintenance contracts because they provide greater predictability in the operation of our business and enable us to strengthen long-term relationships with our clients. Contractually recurring revenues represented 82% of total revenues for the year ended December 31, 2008, up from 52% of total revenues in 2000.

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

Highly Effective Sales and Marketing Model.  We utilize a direct sales force model that benefits from significant direct participation by senior management. We achieve efficiency in our sales model by leveraging the Internet as a direct marketing medium. Approximately every two weeks, we deliver over 450,000 electronic newsletters to industry participants worldwide. These eBriefings are integrated with our corporate website, www.ssctech.com, and are the source for a substantial number of our sales leads. Our deep domain knowledge and extensive participation in day-to-day investment, finance and fund administration activities enable us to create informative and timely articles that are the basis of our eBriefings.

Deep Domain Knowledge and Extensive Industry Experience.  As of December 31, 2008, we had 948 development and service professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries.

Trusted Provider to Our Highly Diversified Client Base.  By providing mission-critical, reliable software products and services for more than 20 years, we have become a trusted provider to the financial services industry. We have developed a large installed base within multiple segments of the financial services industry. Our clients include some of the largest and most well-recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations in 1987. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at lower cost.

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

Our Strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our strategy include:

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

Expand Our Client Base.  Our client base of more than 4,500 clients represents a fraction of the total number of financial services providers globally. As a result, we believe there is substantial opportunity to grow our client base over time as our products become more widely adopted. We have a substantial opportunity to capitalize on the increasing adoption of mission-critical, sophisticated software and software-enabled services by financial services providers as they continue to replace inadequate legacy solutions and custom in-house solutions that are inflexible and costly to maintain.

Increase Revenues from Existing Clients.  We believe our established client base continues to present an opportunity for growth. Revenues from our existing clients generally grow along with the amount and complexity of assets that they manage and the volume of transactions that they execute. While we expect to experience a decline in those revenues associated with the industry’s decline in assets under management and lower trading and transaction volumes, we will continue to leverage our deep understanding of the financial services industry to identify other opportunities to increase our revenues from our existing clients. Many of our current clients use our products for a minority of their total assets under management and investment funds, providing us with opportunities to expand our business relationship and revenues.

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies.  We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, add new clients, supplement our internal development efforts and accelerate our expected growth. We believe that our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at attractive valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 25 businesses that we have acquired since 1995.

Strengthen Our International Presence.  We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In 2008, we generated 24% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services for alternative investment managers,.

Our Acquisitions

Since 1995, we have acquired 25 businesses within our industry. We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment, and that:

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

Below is a table summarizing our acquisitions.

			Acquired Products and
Date	Acquired Business	Contract Purchase Price*	Services Currently Offered

March 1995	Chalke	$10,000,000	PTS
November 1997	Mabel Systems	$850,000 and 109,224 shares	Mabel
December 1997	Shepro Braun Systems	1,500,000 shares	Total Return, Antares
March 1998	Quantra	$2,269,800 and 819,028 shares	SKYLINE
April 1998	The Savid Group	$821,500	Debt & Derivatives
March 1999	HedgeWare	1,028,524 shares	AdvisorWare
March 1999	Brookside	41,400 shares	Consulting services
November 2001	Digital Visions	$1,350,000	PortPro, The BANC Mall, PALMS
January 2002	Real-Time, USA	$4,000,000	Real-Time, Lightning
November 2002	DBC	$4,500,000	Municipal finance products
December 2003	Amicorp Fund Services	$1,800,000	Fund services
January 2004	Investment Advisory Network	$3,000,000	Compass, Portfolio Manager
February 2004	NeoVision Hypersystems	$1,600,000	Heatmaps
April 2004	OMR Systems	$19,671,000	TradeThru, Xacct
February 2005	Achievement Technologies	$470,000	SamTrak
February 2005	EisnerFast	$25,300,000	Fund services
April 2005	Financial Models Company	$159,000,000	Financial Models suite of products

			Acquired Products and
Date	Acquired Business	Contract Purchase Price*	Services Currently Offered

June 2005	Financial Interactive	358,424 shares and warrants to purchase 50,000 shares	FundRunner
August 2005	MarginMan	$5,600,000	MarginMan
October 2005	Open Information Systems	$24,000,000	Money Market Manager, Information Manager
March 2006	Cogent Management	$12,250,000	Fund services
August 2006	Zoologic	$3,000,000	Education and training courseware
March 2007	Northport	$5,000,000	Fund services
October 2008	Micro Design Services, LLC	$17,755,000	MarketLook, BlockTalk, MarketTrader
March 2009	Evare, LLC	$3,514,500	Financial data services

*	Share references are to shares of SS&C common stock after giving effect to SS&C’s three-for-two common stock split in the form of a stock dividend effective as of March 2004.

Many of our acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. For example, with our acquisition of Micro Design Services we now provide order routing and execution services to some of the world’s largest financial exchanges and brokers/dealers. With our acquisitions of Shepro Braun Systems and HedgeWare, we began providing portfolio management and accounting software to the hedge funds and family offices market. We began offering property management products to the real estate property management industry after we acquired Quantra and started selling financial modeling products to the municipal finance groups market after the DBC acquisition. Our acquisition of OMR Systems Corporation and OMR Systems International Limited, which we refer to collectively as OMR, allowed us to offer integrated, global solutions to financial institutions and hedge funds through our TradeThru software and Xacct services. The acquisitions of EisnerFast, Cogent and Northport expanded our software-enabled services to the hedge fund and private equity markets. With our acquisition of Financial Models, we complemented and expanded our product and service offerings to meet the front-, middle- and back-office needs of the investment management industry. The addition of new products and services also enabled us to market other products and services to acquired client bases. Some acquisitions have also provided us with new technology, such as the Heatmaps data visualization product developed by NeoVision Hypersystems, Inc.

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

Products and Services

Our products and services allow professionals in the financial services industry to automate complex business processes within financial services providers and are instrumental in helping our clients manage significant information processing requirements. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. Our portfolio of over 60 products and software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing.

The following chart summarizes our principal software products and services, typical users and the vertical markets each product serves. Most of these products are also used to deliver our software-enabled services.

Products	Typical Users	Vertical Markets Served

Portfolio Management/Accounting
AdvisorWare
Altair
CAMRA
CAMRA D Class
Debt & Derivatives
Fund Runner Investorsite
Fund Runner Marathon
Global Wealth Platform
Lightning
Pacer
Pages
PALMS
PortPro
Recon
Suite for Australia
Sylvan
Total Return	Portfolio managers Asset managers Fund administrators Investment advisors Accountants Auditors Alternative investment managers Brokers/dealers	Alternative investment managers Financial markets Institutional asset managers Insurance & pension funds Treasury, banks & credit unions
Trading/Treasury Operations
Antares BlockTalk BlockTalkPlus MarginMan MarketLook Information System MarketTrader TradeDesk TradeThru	Securities traders Financial institutions Risk managers Foreign exchange traders Asset managers Brokers/dealers Financial exchanges	Alternative investment managers Financial markets Institutional asset managers Insurance & pension funds Treasury, banks & credit unions
Financial Modeling
DBC (family of products) PTS	CEO/CFOs Risk managers Actuarial professionals Bank asset/liability managers Investment bankers State/local treasury staff Financial advisors	Insurance & pension funds Municipal finance groups Treasury, banks & credit unions
Loan Management/Accounting
LMS Loan Suite LMS Originator LMS Servicer The BANC Mall	Mortgage originators Commercial lenders Mortgage loan servicers Mortgage loan portfolio managers Real estate investment managers Bank/credit union loan officers	Commercial lenders Insurance & pension funds Treasury, banks & credit unions
Property Management
SKYLINE (family of products) SamTrak	Real estate investment managers Real estate leasing agents Real estate property managers Facility managers	Real estate property managers

Products	Typical Users	Vertical Markets Served

Money Market Processing
Information Manager Money Market Manager	Financial institutions Custodians Security lenders Cash managers	Treasury, banks & credit unions
Training
Zoologic Learning Solutions	Financial institutions Asset managers Hedge fund managers Investment bankers	All verticals

Services	Typical Users	Vertical Markets Served
Software-enabled services
Advanced Component Architecture (ACA) Custom Mobility SS&C Direct SS&C Fund Services SSCNet SVC	Portfolio managers Asset managers Financial exchanges Fund administrators Investment advisors Alternative investment managers Securities traders Brokers/dealers	Alternative investment managers Financial markets Institutional asset managers Insurance and pension funds Treasury, banks & credit unions

Portfolio Management/Accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions. Revenues from these products and services represented approximately 80%, 78% and 74% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

FundRunner Marathon.  FundRunner Marathon gives hedge fund managers every tool necessary for investor communication and reporting in a clear and simple package any user can easily adopt out of the box.

Global Wealth Platform.  A web-based service, Global Wealth Platform combines our core asset management product functionalities into an innovative, visually appealing, and easy-to-use interface. Global Wealth Platform provides an integrated suite with best-of-breed components — modeling, trading, portfolio accounting, client communications and other mission critical workflows — as an on-demand, software-enabled service.

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

Pages.  Pages is a client communication system that generates individual client statements and slide presentations for print, electronic or face-to-face meetings. Pages helps enhance customer services by producing client statements that automatically assemble data from portfolio management, customer relationship management, performance measurement and other investment systems.

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

Suite for Australia.  Suite for Australia is a web-based portfolio management solution for investment managers, managed account providers, wholesale fund managers, and private client administrators in the Australian market.

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

Trading/Treasury Operations

Our comprehensive real-time trading systems offer a wide range of trade order management solutions that support both buy-side and sell-side trading. Our full-service trade processing system delivers comprehensive processing for global treasury and derivative operations. Solutions are available to clients either through a license or as a software-enabled service. Revenues from these products and services represented approximately 10%, 12% and 13% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

BlockTalk.  BlockTalk is a broadcast messaging platform that enables floor brokers to send liquidity alerts for any New York Stock Exchange-listed security to the floor community.

BlockTalkPlus.  BlockTalkPlus is a subscription-based distribution platform enabling sponsored “off-floor” trading desks and their clients to receive liquidity alerts directly from the NYSE trading floor.

MarketLook Information System (MLIS).  MLIS provides traders with access to the source — the NYSE trading floor. MLIS allows traders anywhere in the world access to market color and size directly from traders on the NYSE floor.

MarketTrader.  MarketTrader is a customizable trade order management system that can be implemented as a buy-side or sell-side, upstairs or floor system that can route to multiple exchanges simultaneously, providing a direct interface between brokers, customers and exchanges.

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

Software-Enabled Services

Advanced Component Architecture (ACA).  ACA is a robust set of service capabilities to develop customized trading and support solutions for exchanges, brokerages and financial institutions. With the core technology components of ACA, clients can significantly reduce the traditional system delivery process.

Custom Mobility.  Custom Mobility provides expertise in designing and developing mobility solutions for the financial markets. Understanding the power of mobile/wireless technology, coupled with a deep understanding of the financial markets, has uniquely positioned us to design a mobility platform.

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

Software-Enabled Services.  We provide a broad range of software-enabled services for our clients. By utilizing our proprietary software and avoiding the substantial use of third-party products to provide our software-enabled services, we are able to greatly reduce potential operating risks, efficiently tailor our products and services to meet specific client needs, significantly improve overall service levels and generate high overall operating margins and cash flow. Our software-enabled services are generally provided under two- to five-year non-cancelable contracts with required monthly or quarterly payments. Pricing on our software-enabled services varies depending upon the complexity of the services being provided, the number of users, assets under management and transaction volume. Importantly, our software-enabled services allow us to leverage our proprietary software and existing infrastructure, thereby increasing our aggregate profits and cash flows. For the year ended December 31, 2008, revenues from software-enabled services represented 59.2% of total revenues.

Software License and Related Maintenance Agreements.  We license our software to clients through either perpetual or term licenses, both of which include annually renewable maintenance contracts. Maintenance contracts on our core enterprise software products, which typically incorporate annual pricing increases, provide us with a stable and contractually recurring revenue base due to average revenue retention rates of over 90% in each of the last five years. We typically generate additional revenues as our existing clients expand usage of our products. For the year ended December 31, 2008, license and maintenance revenues represented 8.9% and 23.3% of total revenues, respectively.

Blended Solutions.  We provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that this capability further differentiates us from many of our competitors that are unable to provide this level of service.

Professional Services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2008, revenues from professional services represented 8.7% of total revenues.

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

Clients

We have over 4,500 clients globally in eight vertical markets in the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2008, our top 10 clients represented approximately 21% of revenues, with no single client accounting for more than 5% of revenues.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2006, 2007 and 2008 were $23.6 million, $26.3 million and $26.8 million, respectively.

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

Alternative Investments:  In our alternative investments market, we compete with multiple vendors that may be categorized into two groups, one group consisting of independent specialized administration providers, which are generally smaller than us, and the other including prime brokerage firms offering fund administration services. Major competitors in this market include CITCO Group, State Street Bank and Citi Alternative Investment Services. The key competitive factors in marketing software and services to the alternative investment industry are the need for independent fund administration, features and adaptability of the software, level and quality of customer support, level of software development expertise and total cost of ownership. Our strengths in this market are our expertise, our independence, our ability to deliver functionality by multiple methods and our technology, including the ownership of our own software. Although no company is dominant in this market, we face many competitors, some of which have greater financial resources and distribution facilities than we do.

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

Treasury, Banks & Credit Unions:  In the treasury, banks & credit unions market, there are multiple software and services vendors that are either smaller providers of specialized applications and technologies or larger providers of enterprise systems, such as SunGard and Misys. We also compete with outsourcers as well as the internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing software and services to the treasury, banks & credit unions market include accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market are our flexible technology platform and our ability to provide integrated solutions for our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

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

Financial Markets:  In the financial markets, our competition falls into two categories — the internal development organizations within the firm and specialized financial technology vendors, e.g. Sungard, Fidessa, Cinober. The key competitive factors in marketing financial markets technology solutions are a proven track record of delivering high quality solutions, level of responsiveness and overall net cost. Our strengths in this market are a successful track record of delivering solutions and our reputation with our clients. This is an extremely competitive environment which requires developing a strong customer relationship where we are viewed more as a partner than a vendor.

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

Employees

As of December 31, 2008, we had 1,128 full-time employees, consisting of:

•	190 employees in research and development;

•	662 employees in consulting and services;

•	70 employees in sales and marketing;

•	96 employees in client support; and

•	110 employees in finance and administration.

As of December 31, 2008, 389 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have a good relationship with our employees.

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

We have incurred a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of $408.7 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $205.0 million of 11 3/4% senior subordinated notes due 2013 and $203.7 million of secured indebtedness under our term loan B facility.

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

We are obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $37 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both western and emerging economies. These unfavorable changes in economic conditions, as well as declining consumer confidence, inflation, recession or other factors, have led and could continue to lead our clients or prospective clients to delay or reduce purchases of our products, and our revenues could be adversely affected. These conditions could also make it difficult for our clients to obtain credit on reasonable terms or at all, preventing them from making desired purchases of our products and services. Further, the current challenging economic conditions also may impair the ability of our clients to pay for products they have purchased and, as a result, our reserves, allowances for doubtful accounts and write-offs of accounts receivable could increase. We cannot predict the timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Continued turbulence in the U.S. and international markets and prolonged declines in business consumer spending could materially adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients.

Our clients include a range of organizations in the financial services industry whose success is intrinsically linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or prolonged downturns in the general economy and the financial services industry, including the current economic crisis, could disproportionately affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:

•	cancel or reduce planned expenditures for our products and services;

•	process fewer transactions through our software-enabled services;

•	seek to lower their costs by renegotiating their contracts with us;

•	move their IT solutions in-house;

•	switch to lower-priced solutions provided by our competitors; or

•	exit the industry.

If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our obligations to the holders of our notes and our other lenders, could be materially adversely affected.

Further or accelerated consolidations in the financial services industry could result in a decline in demand for our products and services.

If financial services firms continue to consolidate, as they have over the past decade, there could be a decline in demand for our products and services. For example, if a client merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate its processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our revenues. For instance, in 2007, a client that represented 4.5% of our revenues in 2007 was acquired in a tender offer transaction. As a result, our revenues from that client declined significantly during the fourth quarter of 2008.

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

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 58% of our revenues for the year ended December 31, 2008. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

For the years ended December 31, 2006, 2007 and 2008, international revenues accounted for 40%, 41% and 39%, respectively, of our total revenues. We sell certain of our products, such as Altair, Mabel and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:

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

We lease our corporate offices, which consist of 73,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in thirteen locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Tokyo, Japan; Curacao, the Netherlands Antilles; Dublin, Ireland; and Sydney, Australia. We believe our facilities and equipment are generally well maintained, in good operating condition and adequate for our present and foreseeable business needs.

Item 3.	Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of our management, we are not involved in any such litigation or proceedings by third parties that our management believes could have a material adverse effect on us or our business.

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

	Successor			Combined(1)	Successor	Predecessor
	Year	Year	Year	Year	November 23	January 1	Year
	Ended	Ended	Ended	Ended	through	through	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	November 22,	December
	2008(6)	2007(5)	2006(4)	2005(3)	2005	2005	2004(2)
	(In thousands)

Statement of Operations Data:
Revenues	$280,006	$248,168	$205,469	$161,634	$17,665	$143,969	$95,888
Operating income	65,083	48,730	43,869	9,239	5,463	3,776	29,413
Net income	18,801	6,575	1,075	1,543	831	712	19,010
Cash dividends declared per share	—	—	—	$0.08	—	$0.08	$0.22

	2008(6)	2007(5)	2006(4)	2005(3)	2004(2)
Balance Sheet Data (at period end):
Total assets	$1,127,353	$1,190,495	$1,152,521	$1,176,371	$185,663
Total long-term debt, including current portion	408,726	443,009	471,929	488,581	—
Stockholder’s equity	587,253	612,593	563,132	577,133	156,094

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through November 22, 2005 and the Successor period from November 23, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles (GAAP) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	On January 16, 2004, we acquired the assets and business of Investment Advisory Network, LLC. On February 17, 2004 we acquired the assets and business of NeoVision Hypersystems, Inc. On April 12, 2004, we acquired all the outstanding shares of OMR Systems Corporation and OMR Systems International, Ltd.

(3)	On February 11, 2005, we acquired the assets and business of Achievement Technologies, Inc. On February 28, 2005, we acquired all the membership interests in EisnerFast LLC. On April 19, 2005, we acquired substantially all the outstanding stock of Financial Models Company Inc. On June 3, 2005, we acquired all the outstanding stock of Financial Interactive, Inc. On August 24, 2005, we acquired the assets and business of MarginMan. On October 31, 2005, we acquired all the outstanding stock of Open Information Systems, Inc.

(4)	On March 3, 2006, we acquired all of the outstanding stock of Cogent Management Inc. On August 31, 2006, we acquired the assets and business of Zoologic, Inc. See Notes 2 and 10 of notes to our consolidated financial statements.

(5)	On March 12, 2007, we acquired all of the outstanding stock of Northport LLC. See Notes 2 and 10 of notes to our consolidated financial statements.

(6)	On October 1, 2008, we acquired the assets and business of Micro Design Services, LLC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate business processes and manage their information processing requirements. Our portfolio of software products and software-enabled services helps our clients automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. We provide our solutions globally to more than 4,500 clients, principally within the institutional asset management, alternative investment management and financial institutions sectors.

In 2008, we accomplished our goals of increasing our revenues through offering our proprietary software as software-enabled services and expanding our reach in the financial services market with acquisitions. Our revenues for 2008 were $280.0 million, compared to $248.2 million and $205.5 million, in 2007 and 2006, respectively. Our recurring revenues, which are defined as maintenance revenues and software-enable services revenues, were $230.8 million in 2008 compared to $203.2 million in 2007 and $163.0 million in 2006, representing increases of 13.6% and 24.7%, respectively. In 2008, recurring revenues represented 82.4% of total revenues. We believe our high level of recurring revenues provides us with the ability to better manage our costs and capital investments.

In 2006, 2007 and 2008, we entered into new financial services markets or expanded our existing markets through the acquisitions of Cogent Management, Zoologic, Northport and Micro Design Services. These acquisitions expanded our offerings for alternative investment managers and provided us with new trading products for broker/dealers and financial exchanges and online financial and investment training courses.

We continued to focus on improving operating margins. Our total expenses, including costs of revenues, were $214.9 million in 2008 compared to $199.4 million and $161.6 million, in 2007 and 2006, respectively. Our expenses increased in 2008 over 2007 mainly as a result of increased payroll as we increased our personnel count from 1,059 at the end of 2007 to 1,128 at the end of 2008. The increase in personnel was mainly to support the growth in our software-enabled services and professional services revenues. As a result of managing our expenses, our operating income margins were 23.2% of revenues in 2008 compared to 19.6% in 2007 and 21.4% in 2006. Consolidated EBITDA, a non-GAAP financial measure defined in our credit agreement and used to measure our debt compliance, was $115.6 million in 2008 compared to $98.7 million and $84.0 million, in 2007 and 2006, respectively.

We generated $61.7 million in cash from operating activities in 2008 compared to $57.1 million and $30.7 million, in 2007 and 2006, respectively. In 2008, we used our operating cash flow to repay $25.6 million of debt, acquire Micro Design Services for $17.9 million and invest $6.7 million in capital equipment in our business.

In the fourth quarter of 2008, our clients started experiencing the impact of the economic downturn, as assets under management declined and redemptions exceeded in-flows at money managers and hedge funds. Our revenues for the fourth quarter of 2008 were $68.3 million, down 3.8% sequentially from $71.0 million in the third quarter of 2008.

Strategic Acquisitions

To complement our organic growth, we evaluate and execute acquisitions that expand our client base, increase our market presence both in the United States and abroad, expand the breadth of our proprietary software and software-enabled service offerings and enhance our strategic assets. Since the beginning of 2006, we have spent approximately $41.5 million in cash to acquire five financial services businesses.

The following table lists the businesses we have acquired since 2005:

Acquired Business	Acquisition Date	Description

Evare	March 20, 2009	Financial data services
Micro Design Services	October 1, 2008	Securities trading systems and services
Northport	March 12, 2007	Alternative investment fund management services
Zoologic	August 31, 2006	Web-based training software
Cogent Management	March 3, 2006	Alternative investment fund management services

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

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We considered a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge and thus materially different results of operations. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since the fair value of reporting units are also based in part on the market approach, if comparable company market multiples decline from the levels at December 31, 2008, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result.

Acquisition Accounting

In connection with our acquisitions, we applied the provisions of SFAS No. 141, “Business Combinations,” and allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the discounted estimated future cash flows from the product sales of such completed technology. While actual results during the years ended December 31, 2008, 2007 and 2006 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

SS&C Holdings grants stock options to our employees and directors under the SS&C Holdings 2006 equity incentive plan. Given the lack of a public market for SS&C Holdings common stock, the SS&C Holdings board of directors must determine the fair value of SS&C Holdings common stock on the date of grant, which requires making complex and subjective judgments. The SS&C Holdings board has reviewed and considered a number of factors when determining the fair value of SS&C Holdings common stock, including:

•	the value of our business as determined at arm’s length in connection with the Transaction;

•	significant business milestones that may have affected the value of our business subsequent to the Transaction;

•	the continued risks associated with our business;

•	the economic outlook in general and the condition and outlook of our industry;

•	our financial condition and expected operating results;

•	our level of outstanding indebtedness;

•	the market price of stocks of publicly traded corporations engaged in the same or similar lines of business; and

•	as of July 31, 2006 and March 31, 2007, analyses using a weighted average of three generally accepted valuation procedures: the income approach, the market approach - publicly traded guideline company method and the market approach — transaction method.

There were no stock options granted during 2008. The following table summarizes information about stock options granted during 2006 and 2007:

			Fair Value of	Weighted-Average Grant Date Fair Value of Options by Vesting Type (1):
		Exercise	Underlying			Change in
Grant Date	Shares	Price	Stock	Time	Performance	Control

August 2006	1,165,831	$74.50	$74.50	$31.08	$32.98	$21.23
November 2006	10,500	74.50	74.50	30.75	32.61	21.23
March 2007	23,000	74.50	74.50	30.69	32.54	7.41
May 2007	17,500	98.91	98.91	40.85	43.32	9.09
June 2007	3,000	98.91	98.91	41.37	43.89	8.64

(1)	The weighted-average fair value of options by vesting type represents the value as determined under SFAS 123R at the grant date. These fair values do not reflect the re-valuation of certain options related to modifications effected in March 2008 and April 2007, as more fully described in Note 9 to the consolidated financial statements for the year ended December 31, 2008.

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

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). At adoption, we had $5.3 million of liabilities for unrecognized tax benefits. The adoption of FIN 48 resulted in a reclassification of certain tax liabilities from current to non-current and to certain related deferred tax assets. We did not record a cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of January 1, 2007, accrued interest related to unrecognized tax benefits was less than $0.1 million. We recognize accrued interest and penalties relating to the unrecognized tax benefits as a component of the income tax provision.

As of December 31, 2008, we had $5.8 million of liabilities for unrecognized tax benefits which, if recognized, would decrease our effective tax rate and increase our net income.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

The following table sets forth revenues (dollars in thousands) and changes in revenues for the periods indicated:

	Year Ended	Year Ended	Year Ended	Percent Change
	December 31,	December 31,	December 31,	from Prior Year
	2008	2007	2006	2008	2007

Revenues:
Software licenses	$24,844	$27,514	$22,925	(9.7)%	20.0%
Maintenance	65,178	61,910	55,222	5.3	12.1
Professional services	24,352	17,491	19,582	39.2	(10.7)
Software-enabled services	165,632	141,253	107,740	17.3	31.1

Total revenues	$280,006	$248,168	$205,469	12.8	20.8

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended
	December 31,
	2008	2007	2006

Revenues:
Software licenses	8.9%	11.1%	11.2%
Maintenance	23.3	25.0	26.9
Professional services	8.7	7.0	9.5
Software-enabled services	59.1	56.9	52.4

Comparison of Years Ended December 31, 2008, 2007 and 2006

Revenues

Revenues were $280.0 million, $248.2 million and $205.5 million in 2008, 2007 and 2006, respectively. Revenue growth in 2008 of $31.8 million, or 13%, was driven by revenues for businesses and products that we have owned for at least 12 months, or organic revenues, which increased 12%, accounting for $28.7 million of the increase, and came from increased demand of $23.2 million for our software-enabled services, an increase of $6.0 million in professional services revenues and an increase of $2.8 million in maintenance revenues, partially offset by a decrease of $3.3 million in license sales. The remaining $3.1 million increase was due to sales of products and services that we acquired in our acquisitions of Micro Design Services (“MDS”) and Northport, which occurred in October 2008 and March 2007, respectively. Revenue growth in 2008 includes the unfavorable impact from foreign currency translation of $0.7 million resulting from the strength of the U.S. dollar relative to the British pound, partially offset by weakness relative to the Canadian dollar and the euro. Revenue growth in 2007 of $42.7 million, or 21%, was driven by revenues for businesses and products that we have owned for at least 12 months, or organic revenues, which increased 16%, accounting for $32.7 million of the increase, and came from increased demand of $29.0 million for our software-enabled services, an increase of $3.7 million in maintenance revenues and an increase of $2.0 million in license sales, partially offset by a decrease of $2.0 million in professional services revenues. The remaining $6.4 million increase was due to sales of products and services that we acquired in our acquisitions of Northport, Zoologic and Cogent, which occurred in March 2007, August 2006 and March 2006, respectively. Additionally, revenues for 2006 include a reduction of $3.6 million as a result of adjusting deferred revenue to fair value in connection with the Transaction. Revenue growth in 2007 includes the favorable impact from foreign currency translation of $4.6 million resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound and the euro.

Software Licenses

Software license revenues were $24.8 million, $27.5 million and $22.9 million in 2008, 2007 and 2006, respectively. The decrease in software license revenues from 2007 to 2008 of $2.7 million was due to a decrease of $3.3 million in organic license sales, partially offset by $0.6 million related to sales of products we acquired as a result of our acquisition of MDS. During 2008, we had fewer perpetual license transactions than in 2007, but at a similar average size, offset by an increase in revenues from term licenses. The increase in software license revenues from 2006 to 2007 of $4.6 million was primarily due to organic growth of $2.0 million and acquisitions, which contributed $1.1 million to the increase. Additionally, software license revenues for 2006 included a reduction of $1.5 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. During 2007, both the number of perpetual license transactions and the average size of those transactions increased from 2006. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

Maintenance revenues were $65.2 million, $61.9 million and $55.2 million in 2008, 2007 and 2006, respectively. The increase in maintenance revenues of $3.3 million, or 5%, in 2008 was due in part to organic revenue growth of $2.8 million and our acquisition of MDS, which added $0.5 million. The increase in maintenance revenues of $6.7 million, or 12%, in 2007 was due in part to organic revenue growth of $3.7 million and acquisitions, which added $0.2 million. Additionally, maintenance revenues in 2006 included a reduction of $2.8 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage changes in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

Professional services revenues were $24.4 million, $17.5 million and $19.6 million in 2008, 2007 and 2006, respectively. The increase in professional services revenues of $6.9 million, or 39%, in 2008 was primarily due to organic growth of $6.0 million and our acquisition of MDS, which contributed $0.9 million to the increase. The growth in organic revenues was primarily attributable to one significant implementation project for a client that is expected to transition to our software-enabled services in early 2009. The decrease in professional services revenues in 2007 was primarily related to several large professional services projects that were either completed or substantially completed in late 2006; we were not engaged in similar sized projects in 2007. Additionally, professional services revenues for 2006 included an increase of $0.2 million as a result of adjusting our deferred revenue to fair value in connection with the Transaction. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services

Software-enabled services revenues were $165.6 million, $141.3 million and $107.7 million in 2008, 2007 and 2006, respectively. The increase in software-enabled services revenues in 2008 of $24.3 million, or 17%, was primarily due to organic growth of $23.2 million, which included increased demand for portfolio management and accounting services from existing clients and the addition of new clients for our SS&C Fund Services and SS&C Direct software-enabled services, as well as our Pacer application service provider (“ASP”) services and Securities Valuation (“SVC”) securities data services provided by SS&C Technologies Canada Corp. Our 2007 acquisition of Northport contributed $1.1 million of the growth, reflecting a full twelve months of activity. The increase in software-enabled services revenues in 2007 of $33.6 million, or 31%, was primarily due to organic growth of $29.0 million, which included increased demand for portfolio management and accounting services from existing clients and the addition of new clients for our SS&C Fund Services and SS&C Direct software-enabled services, as well as our Pacer ASP services and SVC securities data services provided by SS&C Technologies Canada Corp. Acquisitions added $5.0 million in revenues. Additionally, software-enabled services revenues for 2006 include an increase of $0.4 million related to the valuation of deferred revenue acquired in the Transaction. Future software-enabled services revenue growth is dependent on our ability to add new software-enabled services clients, retain existing clients and increase average software-enabled services fees.

During the fourth quarter of 2008, we experienced a decline in software-enabled services revenues of approximately 9% from the third quarter. We believe these declines are attributable to the overall weakening of economic conditions and were the result of fund redemption, several fund liquidations and the movement of existing fund investments from securities to cash. While we have continued to add new clients, we cannot be certain that revenues from these additional clients will be sufficient to offset any continued effects from the current economic downturn.

Cost of Revenues

The total cost of revenues was $142.4 million, $128.9 million and $100.0 million in 2008, 2007 and 2006, respectively. The gross margin changed from 51% in 2006 to 48% in 2007 and 49% in 2008. The increase of $13.5 million in total cost of revenues in 2008 was mainly due to personnel increases early in the year to support revenue growth, particularly professional services and software-enabled services, and acquisitions. Cost increases to support our organic revenue growth were $12.5 million and acquisitions added $1.5 million in costs, primarily in software-enabled services revenues. In November 2008, we reduced our workforce by approximately 9% in response to the anticipated effects of the current economic downturn. Severance expenses related to this action added $0.6 million in expenses to total cost of revenues. These increases were offset by a decrease of $1.1 million in stock-based compensation expense, as 2007 stock-based compensation expense included charges related to the vesting of 2006 performance options. The increase in total cost of revenues in 2007 was mainly due to three factors: personnel increases to support revenue growth, acquisitions and the increased costs associated with stock-based compensation and amortization of intangibles. Cost increases to support our organic revenue growth were $15.8 million and acquisitions added $4.0 million in costs, primarily in software-enabled services revenues. Stock-based compensation expense increased $2.0 million due to the vesting of certain performance-based options, amortization expense increased $6.9 million as a result of increasing cash flows, and non-cash rent expense increased $0.2 million. Certain of our intangible assets are amortized into cost of revenues based on the ratio that current cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets.

Cost of Software License Revenues

The cost of software license revenues was $9.2 million, $9.6 million and $9.2 million in 2008, 2007 and 2006, respectively. The decrease in cost of software licenses in 2008 was due to a reduction in amortization expense under the percent of cash flows method, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction. The increase in cost of software licenses in 2007 was due to additional amortization expense under the percent of cash flows method.

Cost of Maintenance Revenues

The cost of maintenance revenues was $26.9 million, $26.0 million and $20.4 million in 2008, 2007 and 2006, respectively. The increase in cost of maintenance revenues in 2008 was primarily due to additional personnel and related costs of $0.7 million and additional amortization expense of $0.3 million as a result of increasing cash flows, partially offset by a decrease of $0.1 million in stock-based compensation expense. The increase in cost of maintenance revenues in 2007 was primarily due to additional amortization expense of $4.6 million as a result of increasing cash flows, acquisitions, which added $0.5 million in costs, an increase of $0.3 million in costs to support organic revenue growth and additional stock-based compensation expense of $0.2 million.

Cost of Professional Services Revenues

The cost of professional services revenue was $16.1 million, $14.3 million and $12.6 million in 2008, 2007 and 2006, respectively. The increase in cost of professional services revenues in 2008 was primarily due to an increase of $0.4 million in personnel and related costs to support revenue growth and $0.7 million in costs for third-party hardware, partially offset by a decrease of $0.1 million in stock-based compensation expense. Acquisitions added $0.8 million in costs. The increase in cost of professional services revenues in 2007 was primarily due to additional stock-based compensation expense of $0.2 million and an increase of $1.4 million in personnel costs. Acquisitions added $0.1 million in costs.

Cost of Software-Enabled Services Revenues

The cost of software-enabled services revenues was $90.3 million, $79.0 million and $57.8 million in 2008, 2007 and 2006, respectively. The increase in cost of software-enabled services revenues in 2008 was primarily due to an increase of $10.8 million in costs, primarily related to personnel and communications, to support the growth in organic revenues and our acquisition of Northport, which added $0.7 million, representing a full year of costs. Additionally, severance expenses related to our workforce reduction contributed $0.4 million and amortization expense increased $0.3 million. These increases were partially offset by a decrease of $0.9 million in stock-based compensation expense. The increase in cost of software-enabled services revenues in 2007 was primarily due to an increase of $14.2 million in costs to support the growth in organic revenues, additional stock-based compensation expense of $1.7 million and acquisitions, which added $3.2 million. Additionally, amortization expense increased $2.0 million due to increasing cash flows and non-cash rent expense increased $0.1 million.

Operating Expenses

Our total operating expenses were $72.5 million, $70.6 million and $61.6 million in 2008, 2007 and 2006, respectively, representing 26%, 28% and 30%, respectively, of total revenues in those years. The increase in operating expenses in 2008 was primarily due to our expensing $1.6 million in costs related our public offering, which was withdrawn due to market conditions, and severance expenses of $1.0 million related to our workforce reduction. Additionally, operating costs increased $2.3 million, primarily related to personnel, and amortization expense increased $0.2 million. These increases were offset in part by a decrease of $2.6 million in stock-based compensation expense, as 2007 stock-based compensation expense included charges related to the vesting of 2006 performance options, a decrease of $0.5 million in capital-based taxes and a decrease of $0.5 million in expenses paid to The Carlyle Group. Acquisitions added $0.4 million in costs. The increase in operating expenses in 2007 was primarily due to additional stock-based compensation expense of $5.1 million due to the vesting of certain performance-based options and additional increases of $2.9 million in costs to support organic revenue growth. Expenses increased $0.2 million related to increased amortization expense, partially offset by a decrease of $0.2 million in capital-based taxes. The remaining $1.0 million of the increase was due to our acquisitions of Northport, Zoologic and Cogent.

Selling and Marketing

Selling and marketing expenses were $19.6 million, $19.7 million and $17.6 million in 2008, 2007 and 2006, respectively, representing 7%, 8% and 9%, respectively, of total revenues in those years. The decrease in selling and marketing expenses in 2008 was primarily attributable to a decrease in stock-based compensation expense of $0.6 million, partially offset by acquisitions, which added $0.2 million in costs, and an increase of $0.3 million in amortization expense. The increase in selling and marketing expenses in 2007 was primarily attributable to an increase in stock-based compensation expense of $1.2 million, our acquisitions, which added $0.5 million in costs, and an increase of $0.4 million in costs, primarily commissions due to the increase in revenue.

Research and Development

Research and development expenses were $26.8 million, $26.3 million and $23.6 million in 2008, 2007 and 2006, respectively, representing 10%, 11% and 11%, respectively, of total revenues in those years. The increase in research and development expenses in 2008 was primarily due to an increase of $0.6 million in costs, to support organic revenue growth, and severance expenses of $0.3 million, partially offset by a decrease of $0.4 million in stock-based compensation expense. The increase in research and development expenses in 2007 was primarily due to an increase of $1.4 million in costs to support organic revenue growth, additional stock-based compensation expense of $0.7 million, our acquisitions, which added $0.4 million and an increase of $0.1 million in non-cash rent expense.

General and Administrative

General and administrative expenses were $26.1 million, $24.6 million and $20.4 million in 2008, 2007 and 2006, respectively, representing 9%, 10% and 10%, respectively, of total revenues in those years. The increase in general and administrative expenses in 2008 was primarily due to an increase of $1.7 million in operating costs, primarily related to personnel, our expensing $1.6 million in costs related our public offering, which was withdrawn due to market conditions, and severance expenses of $0.7 million. These increases were offset in part by a decrease of $1.6 million in stock-based compensation expense, a decrease of $0.5 million in capital-based taxes and a decrease of $0.5 million in expenses paid to The Carlyle Group. Acquisitions added $0.2 million in costs. The increase in general and administrative expenses in 2007 was primarily due to an increase of $0.9 million in costs to support the growth in organic revenues, primarily personnel related costs, additional stock-based compensation expense of $3.2 million and acquisitions, which added $0.2 million. These increases were partially offset by a decrease of $0.1 million in non-cash rent expense.

Interest Income, Interest Expense and Other Income, Net

We had interest expense of $41.5 million and interest income of $0.4 million in 2008 compared to interest expense of $45.5 million and interest income of $0.9 million in 2007. In 2006, we had interest expense of $47.4 million and interest income of $0.4 million. The decrease in interest expense in 2008 reflects the lower average debt balance and lower average interest rates on the floating portion of our debt as compared to 2007. The decrease in interest income in 2008 is also related to the lower average interest rates as compared to 2007. The decrease in interest expense in 2007 reflects the lower average debt balance as compared to 2006. The increase in interest income in 2007 is related to the higher average cash balance as compared to 2006. Other income, net in 2008 consists primarily of foreign currency translation gains of $4.0 million, partially offset by a $2.0 million loss we recorded relating to our investment in a private company which we account for under the equity method of accounting. Other income, net in 2007 consists primarily of foreign currency translation gains of $0.6 million, property tax refunds of $0.9 million and $0.4 million related to the favorable settlement of a liability accrued at the time of our acquisition of Financial Models in 2005. Other income, net in 2006 primarily reflects income recorded under the equity method from a private investment.

Provision for Income Taxes

For the year ended December 31, 2008, we recorded a provision for income taxes of $7.1 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million and a benefit of $0.6 million due to changes in Canadian withholding rates enacted in December 2008. These benefits were partially offset by state income taxes of $1.0 million. For the year ended December 31, 2007, we recorded a benefit of $0.5 million. The difference between the benefit we recorded and the statutory rate was partially due to changes in Canadian statutory tax rates enacted in June 2007 and December 2007, for which we recorded a benefit of approximately $1.5 million, and other foreign tax benefits of approximately $1.9 million. For the year ended December 31, 2006, we recorded a benefit of $3.8 million. This was partially due to a change in Canadian statutory tax rates enacted in June 2006, for which we recorded a benefit of approximately $1.2 million and other foreign tax benefits of approximately $1.9 million. We had $65.6 million of deferred tax liabilities and $12.8 million of deferred tax assets at December 31, 2008. In future years, we expect to have sufficient levels of profitability to realize the net deferred tax assets at December 31, 2008.

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

Our cash and cash equivalents at December 31, 2008 were $29.3 million, an increase of $10.1 million from $19.2 million at December 31, 2007. Cash provided by operations was partially offset by net repayments of debt and cash used for an acquisition and capital expenditures.

Net cash provided by operating activities was $61.7 million in 2008. Net cash provided by operating activities during 2008 was primarily the result of our net income, adjusted for non-cash expenses including depreciation and amortization, stock compensation expense, amortization of loan origination costs and a decrease in deferred income taxes. The net change in our operating accounts was driven by increases in accrued expenses, income taxes payable and deferred revenues, partially offset by increases in prepaid expenses and other assets and accounts receivable. The increase in accrued expenses primarily represents the increases in accrued employee bonuses. The increase in accounts receivable is primarily attributable to our growth in revenues. Days’ sales outstanding decreased to 51 days as of December 31, 2008 from 52 days as of December 31, 2007. Deferred revenues increased as a result of maintenance revenues increasing in 2008 over 2007.

Investing activities used net cash of $24.6 million in 2008. Cash used by investing activities was primarily due to $17.9 million cash paid for the acquisition of MDS and $6.7 million in capital expenditures to support the growth of our business.

Net cash used in financing activities was $25.5 million in 2008, primarily related to net repayments of debt.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 that require us to make future cash payments (in thousands):

		Less Than			More Than	All
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other

Short-term and long-term debt	$408,726	$2,101	$4,202	$402,423	$—	$—
Interest payments(1)	152,521	34,770	65,990	51,761	—	—
Operating lease obligations(2)	36,138	7,540	13,154	9,266	6,178	—
Purchase obligations(3)	3,157	2,209	658	290	—	—
FIN 48 liability and interest(4)	6,341	—	—	—	—	6,341

Total contractual obligations	$606,883	$46,620	$84,004	$463,740	$6,178	$6,341

(1)	Reflects interest payments on our term loan facility and associated interest rate swap agreement at an assumed interest rate of three-month LIBOR of 1.46% plus 2.0% for U.S. dollar loans and CDOR of 1.57% plus 2.85% for Canadian dollar loans, and required interest payment payments on our senior subordinated notes of 11.75%.

(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

(4)	As of December 31, 2008, our FIN 48 liability and related net interest payable were $5.8 million and $0.5 million, respectively. We are unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2008, our total indebtedness was $408.7 million and we had $75.0 million available for borrowing under our revolving credit facility.

Senior Credit Facilities

SS&C’s borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, SS&C pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. SS&C is obligated to make quarterly principal payments on the term loan of $2.1 million per year. Subject to certain exceptions, thresholds and other limitations, SS&C is required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.

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

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C’s (and its restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, SS&C is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at December 31, 2008.

In March 2007, SS&C amended the credit agreement to reduce the margin on the U.S. Term Loan from 2.5% to 2.0%.

11 3/4% Senior Subordinated Notes due 2013

The 113/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations of SS&C that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt of SS&C.

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

Covenant Compliance

Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

The breach of covenants in our senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under our indenture governing the senior subordinated notes. Any default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$18,801	$6,575	$1,075
Interest expense, net	41,130	44,524	47,039
Income tax provision (benefit)	7,146	(458)	(3,789)
Depreciation and amortization	35,038	35,047	27,128

EBITDA	102,115	85,688	71,453
Purchase accounting adjustments(1)	(289)	(296)	3,017
Capital-based taxes	1,212	1,721	1,841
Unusual or non-recurring charges(2)	1,480	(1,718)	1,485
Acquired EBITDA and cost savings(3)	2,379	135	1,147
Stock-based compensation	7,323	10,979	3,871
Other(4)	1,346	2,158	1,184

Consolidated EBITDA, as defined	$115,566	$98,667	$83,998

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of the Transaction and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, expenses related to the withdrawn public offering, severance expenses associated with workforce reduction, equity earning and losses on investments, proceeds from legal and other settlements, costs associated with the closing of a regional office and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for the year ended December 31, 2008 limits expenditures to $12.7 million. Actual capital expenditures for the year ended December 31, 2008 were $6.7 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the year ended December 31, 2008 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	6.00	x	3.28	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	1.70	x	2.98	x

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R “Business Combinations” (“FAS 141R”).

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

In December 2007, the FASB issued SFAS No. 141(R). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The impact of SFAS 141(R) on our financial statements will depend on the nature and structure of future business combinations, including the type of purchase consideration and amount of costs incurred to effect future transactions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.

At December 31, 2008, we had total debt of $408.7 million, including $203.7 million of variable interest rate debt. We have entered into three interest rate swap agreements which fixed the interest rates of our variable interest rate debt. Two of our swap agreements, one denominated in U.S. dollars with a notional value of $50.0 million and one denominated in Canadian dollars with a remaining notional value of approximately $31.9 million U.S. dollars, expired on December 31, 2008. Our third swap agreement is denominated in U.S. dollars, has a notional value of $100 million, effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.

At December 31, 2008, $36.5 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our local operations.

During 2008, approximately 39% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. Revenues and expenses of our foreign operations are denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

On October 1, 2008, we acquired Micro Design Services, LLC (MDS), which represented total revenues of $2.0 million in our consolidated financial statements for the year ended December 31, 2008. Our assessment of internal control over financial reporting does not include an assessment of the internal control over financial reporting of MDS.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this report.

Name	Age	Position

William C. Stone	53	Chairman of the Board and Chief Executive Officer
Normand A. Boulanger	47	President, Chief Operating Officer and Director
Patrick J. Pedonti	57	Senior Vice President and Chief Financial Officer
Stephen V.R. Whitman	62	Senior Vice President, General Counsel and Secretary
Campbell (Cam) R. Dyer	35	Director
William A. Etherington	67	Director
Allan M. Holt	57	Director
Claudius (Bud) E. Watts IV	47	Director

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

Campbell (Cam) R. Dyer was elected as one of our directors in May 2008. He currently serves as a Principal in the Technology Buyout Group of The Carlyle Group, which he joined in 2002. Prior to joining Carlyle, Mr. Dyer was an associate with the private equity firm William Blair Capital Partners (now Chicago Growth Partners), a consultant with Bain & Company, and an investment banking analyst in the M&A Group of Bowles Hollowell Conner & Company. He also serves on the board of directors of Open Solutions Inc.

William A. Etherington was elected as one of our directors in May 2006. Mr. Etherington retired -after a 38-year career — from IBM in September 2001 as Senior Vice President and Group Executive, Sales and Distribution and a member of the Operations Committee and the Worldwide Management Council. As a corporate director, he also serves on the boards of directors of Celestica Inc., MDS Inc. and Onex Corporation, and is the retired non-executive Chairman of the Board of the Canadian Imperial Bank of Commerce (CIBC).

Allan M. Holt was elected as one of our directors in February 2006. He currently serves as a Managing Director and Co-head of the U.S. Buyout Group of The Carlyle Group, which he joined in 1991. He previously was head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group. From 1984 to 1987, Mr. Holt was Director of Planning and Budgets at MCI Communications Corporation. He also serves on the boards of directors of Fairchild Imaging, Inc., HD Supply, Inc., Sequa Corp. and Vought Aircraft Industries, Inc.

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

Committees of our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and two standing committees: the audit committee, which is currently composed of Messrs. Etherington, Dyer and Watts, and the compensation committee, which is currently composed of Messrs. Etherington, Holt and Watts. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

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

Code of Business Conduct and Ethics

SS&C Holdings has adopted a written code of ethics, referred to as the SS&C Holdings Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees and includes provisions relating to accounting and financial matters. The SS&C Holdings Code of Business Conduct and Ethics is available on our website at www.ssctech.com. If SS&C Holdings makes any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and in our region that compete with us for executive talent. We have not, however, retained a compensation consultant to review our policies and procedures relating to executive compensation, and we have not formally benchmarked our compensation against that of other companies. Our compensation program rewards our executive officers based on a number of factors, including the company’s operating results, the company’s performance against budget, individual performance, prior-period compensation and prospects for individual growth. Changes in compensation are generally incremental in nature without wide variations from year to year but with a general trend that has matched increasing compensation with the growth of our business. The factors that affect compensation are subjective in nature and not tied to peer group analyses, surveys of compensation consultants or other statistical criteria. Each year our chief executive officer makes recommendations to the compensation committee regarding compensation packages, including his own. In making these recommendations, our chief executive officer attempts to structure a compensation package based on years of experience in the financial services and software industries and knowledge of what keeps people motivated and committed to the institution. He prepares a written description for the members of the compensation committee of the performance during the year of each executive officer, including himself, discussing both positive and negative aspects of performance and recommending salary and bonus amounts for each officer. As it relates to the compensation of executives other than our chief executive officer, our compensation committee relies heavily on our chief executive officer’s recommendations and discusses his reviews and recommendations with him as part of its deliberations. As it relates to our chief executive officer’s compensation, the compensation committee considers our chief executive officer’s recommendations. In this as in other compensation matters, the compensation committee exercises its independent judgment. After due consideration, the compensation committee accepted the chief executive officer’s recommendations for 2008 executive officer compensation.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries for 2008, the compensation committee, together with our chief executive officer, considered a variety of factors, including the seniority of the individual, the level of the individual’s responsibility, the ability to replace the individual, the individual’s tenure at the company, relative pay among the executive officers and the dollar amount that would be necessary to keep the executive in the Windsor, Connecticut area. Generally, we believe that executive base salaries should grow incrementally over time and that more of the “up side” of compensation should rest with cash bonuses and long-term equity incentive compensation. In the case of Mr. Stone, the minimum base salary is mandated by his employment agreement negotiated in connection with the Transaction and cannot be less than $500,000 per year.

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

Our chief executive officer proposed 2008 executive bonus allocations, including his own proposed bonus, to the compensation committee in February 2009. The compensation committee, which has ultimate approval authority, considered our chief executive officer’s recommendations and made a final decision with respect to 2008 bonuses. In making recommendations to the compensation committee about bonuses for executive officers, our chief executive officer, after taking into account the positive or negative impact of events outside the control of management or an individual executive, made a subjective judgment of an individual’s performance, in the context of a number of factors, including our financial performance, revenues and financial position going into the new fiscal year. In making his recommendations for 2008 bonuses, Mr. Stone considered, among other things, an executive’s (including his own) work in managing the business, establishing internal controls, mentoring staff, integrating acquisitions, reducing costs, responding to market conditions and maintaining our profitability. Mr. Stone is entitled to a minimum annual bonus of at least $450,000 pursuant to his employment agreement. Mr. Stone’s $1,500,000 bonus for 2008 was recommended by Mr. Stone and approved, after due consideration, by the compensation committee. The committee’s approval of Mr. Stone’s bonus took into account the outstanding revenue growth and profitability of SS&C during the first three quarters of 2008, the acquisition of MDS at an excellent price and its successful integration into our business, management’s quick action to reduce costs when the market environment deteriorated and our exceptional profitability during a difficult market period.

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

Stock Option Awards

In August 2006, the board of directors and stockholders of SS&C Holdings adopted the 2006 equity incentive plan, which provides for the grant of options to purchase shares of SS&C Holdings common stock to employees, consultants and directors and provides for the sale of SS&C Holdings common stock to employees, consultants and directors. A maximum of 1,314,567 shares of SS&C Holdings common stock are reserved for issuance under the plan. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, or nonqualified options. Options granted under the plan may not be exercised more than ten years after the date of grant. Shares acquired by any individuals pursuant to the plan will be subject to the terms and conditions of a stockholders agreement that governs the transferability of the shares. The SS&C Holdings board of directors did not award any options to executive officers in 2008 because it had made substantial option awards in 2006, as described below.

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

Our 2007 EBITDA fell within the EBITDA range for fiscal year 2007. Accordingly, as of December 31, 2007, 86.74% of the remaining 50% of the 2006 tranche and of the 2007 tranche of performance options vested. In March 2008, the SS&C Holdings board approved (1) the vesting, conditioned upon our EBITDA for 2008 falling within the targeted range, of the 2006 and 2007 performance-based options that did not otherwise vest during 2007, and (2) the reduction of our annual EBITDA target range for 2008. Our 2008 EBITDA fell within the EBITDA range for fiscal year 2008. Accordingly, as of December 31, 2008, 96.294% of the remaining 2006 and 2007 tranches and of the 2008 tranche of performance options vested. In recognition of our performance in a difficult market period, in February 2009, the SS&C Holdings board approved the vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2008. The SS&C Holdings board of directors has established the 2009 EBITDA range, and we believe that 2009 EBITDA will fall within that range.

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

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect our compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate. For instance, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid in any taxable year to the company’s chief executive officer and any other officers whose compensation is required to be reported to our stockholders pursuant to the Securities Exchange Act of 1934 by reason of being among the four most highly paid executive officers. However, certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The compensation committee may review the potential effect of Section 162(m) periodically and use its judgment to authorize compensation payments that may be subject to the limit when the compensation committee believes such payments are appropriate and in our best interests after taking into consideration changing business conditions and the performance of our employees.

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

William A. Etherington
Allan M. Holt
Claudius (Bud) E. Watts IV

Compensation Committee Interlocks and Insider Participation

Messrs. Etherington, Holt and Watts served on our compensation committee during 2008. No member of the compensation committee is or has been a former or current officer or employee of SS&C or had any related person transaction involving SS&C. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the fiscal year ended December 31, 2008.

Summary Compensation Table

The following table contains information with respect to the compensation for the fiscal years ended December 31, 2008, 2007 and 2006 of our executive officers, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer). We refer to these four executive officers, who are our only executive officers, as our named executive officers.

					All Other
Name and		Salary	Bonus	Option Awards	Compensation		Total
Principal Position	Year	($)	($)	($)(1)	($)		($)

William C. Stone	2008	$737,500	$1,500,000	$1,296,624	$3,552	(2)	$3,537,676
Chief Executive Officer	2007	591,667	1,175,000	1,713,901	3,552		3,484,120
	2006	500,000	895,000	597,582	3,552		1,996,134
Normand A. Boulanger	2008	445,833	750,000	972,468	3,360	(3)	2,171,661
Chief Operating Officer	2007	395,833	600,000	1,285,437	3,360		2,284,630
	2006	350,000	440,000	448,188	3,240		1,241,428
Patrick J. Pedonti	2008	257,083	300,000	486,250	4,011	(4)	1,047,344
Chief Financial Officer	2007	222,917	225,000	642,734	3,887		1,094,538
	2006	200,000	165,000	224,094	3,774		592,868
Stephen V.R. Whitman	2008	223,333	200,000	259,319	4,360	(5)	687,012
General Counsel	2007	203,750	150,000	342,811	4,213		700,774
	2006	190,000	100,000	119,515	3,722		413,237

(1)	The amounts in this column reflect the dollar amount earned for financial reporting purposes for the applicable year, in accordance with SFAS 123R, for options to purchase shares of SS&C Holdings common stock granted under SS&C Holdings’ 2006 equity incentive plan. The amounts disregard the estimate of forfeitures related to service-based vesting and are based on assumptions included in Note 9 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K.

(2)	Consists of our contribution of $3,000 to Mr. Stone’s account under the SS&C 401(k) savings plan and our payment of $552 of group term life premiums for the benefit of Mr. Stone.

(3)	Consists of our contribution of $3,000 to Mr. Boulanger’s account under the SS&C 401(k) savings plan and our payment of $360 of group term life premiums for the benefit of Mr. Boulanger.

(4)	Consists of our contribution of $3,000 to Mr. Pedonti’s account under the SS&C 401(k) savings plan and our payment of $1,011 of group term life premiums for the benefit of Mr. Pedonti.

(5)	Consists of our contribution of $3,000 to Mr. Whitman’s account under the SS&C 401(k) savings plan and our payment of $1,360 of group term life premiums for the benefit of Mr. Whitman.

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

2008 Grants of Plan-Based Awards

We did not make any grants of plan-based awards to our named executive officers during 2008.

1998 Stock Incentive Plan

In 1998, our board of directors adopted, and our stockholders approved, the 1998 stock incentive plan, or 1998 plan, to provide equity compensation to our officers, directors, employees, consultants and advisors. In connection with the Transaction, all outstanding options to purchase our common stock under the 1998 plan became fully vested and exercisable immediately prior to the effectiveness of the Transaction. Each option that remained outstanding under the 1998 plan at the time of the Transaction (other than options held by (1) our non-employee directors, (2) certain individuals identified by us and SS&C Holdings and (3) individuals who held options that were, in the aggregate, exercisable for fewer than 100 shares of our common stock) was assumed by SS&C Holdings and was automatically converted into an option to purchase shares of common stock of SS&C Holdings. The options that were not assumed or otherwise exercised immediately prior to the Transaction were cashed out in connection with the Transaction. Since the Transaction, we have granted no further options or other awards under the 1998 plan. On May 17, 2006, SS&C Holdings’ board of directors adopted, and its stockholders approved, the amendment and restatement of the 1998 plan, which reflects, among other things, the formal assumption of the 1998 plan by SS&C Holdings. As of December 31, 2008, there were outstanding options under the 1998 plan to purchase a total of 409,337 shares of SS&C Holdings common stock at a weighted average exercise price of $13.45 per share.

1999 Non-Officer Employee Stock Incentive Plan

In 1999, our board of directors adopted the 1999 non-officer employee stock incentive plan, or 1999 plan, to provide equity compensation to our employees, consultants and advisors other than our executive officers and directors. In connection with the Transaction, all outstanding options to purchase our common stock under the 1999 plan became fully vested and exercisable immediately prior to the effectiveness of the Transaction. Each option that remained outstanding under the 1999 plan at the time of the Transaction (other than options held by (1) certain individuals identified by us and SS&C Holdings and (2) individuals who held options that were, in the aggregate, exercisable for fewer than 100 shares of our common stock) was assumed by SS&C Holdings and was automatically converted into an option to purchase shares of common stock of SS&C Holdings. The options that were not assumed or otherwise exercised immediately prior to the Transaction were cashed out in connection with the Transaction. Since the Transaction, we have granted no further options or other awards under the 1999 plan. On May 17, 2006, SS&C Holdings’ board of directors adopted, and its stockholders approved, the amendment and restatement of the 1999 plan, which reflects, among other things, the formal assumption of the 1999 plan by SS&C Holdings. As of December 31, 2008, there were outstanding options under the 1999 plan to purchase a total of 60,875 shares of our common stock at a weighted average exercise price of $34.29 per share.

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

As of December 31, 2008, options to purchase a total of 1,042,981 shares of common stock were outstanding under the 2006 equity incentive plan at a weighted average exercise price of $74.91 per share. As of December 31, 2008, SS&C Holdings had issued 8,900 shares of common stock under the 2006 equity incentive plan, and 236,737 shares remained available for future awards under the plan. We may adjust the number of shares reserved for issuance under the 2006 equity incentive plan in the event of our reorganization, merger, consolidation, recapitalization, reclassification, stock dividend, stock split or similar event.

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

2008 Stock Incentive Plan

In April 2008, the SS&C Holdings board of directors adopted, and its stockholders approved, the 2008 stock incentive plan. In July 2008, the SS&C Holdings board of directors voted that the 2008 stock incentive plan would become effective after stockholder approval rather than upon the effectiveness of SS&C Holdings’ proposed public offering. On July 30, 2008, the SS&C Holdings stockholders approved the 2008 stock incentive plan, effective as of the date of approval. The 2008 stock incentive plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, officers, directors, consultants and advisors, and our subsidiaries’ employees, officers, directors, consultants and advisors. To date, no options or other awards have been granted under the 2008 stock incentive plan.

The number of shares of SS&C Holdings common stock reserved for issuance under the 2008 stock incentive plan is equal to the sum of:

(1) 166,666 shares of SS&C Holdings common stock; plus

(2) an annual increase to be added on the first day of each of our fiscal years during the term of the 2008 stock incentive plan beginning in fiscal 2009 equal to the least of (i) 166,666 shares of SS&C Holdings common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the SS&C Holdings board of directors. As of January 2009, there were 308,666 shares reserved for issuance under the 2008 stock incentive plan.

Furthermore, if any award expires or is terminated, surrendered or canceled without having been fully exercised, is forfeited in whole or in part (including as the result of shares subject to such award being repurchased pursuant to a contractual repurchase right), is settled in cash or otherwise results in any common stock not being issued, the unused common stock covered by such award shall again be available for the grant of awards under the 2008 stock incentive plan. In addition, shares of common stock tendered to SS&C Holdings by a participant in order to exercise an award shall be added to the number of shares of common stock available for the grant of awards under the 2008 stock incentive plan. However, in the case of incentive stock options, the foregoing provisions shall be subject to any limitations under the Internal Revenue Code of 1986. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2008 stock incentive plan is 66,666 per calendar year.

Shares issued under the 2008 stock incentive plan may consist in whole or in part of authorized but unissued shares or treasury shares. SS&C Holdings will adjust the number of shares reserved for issuance under the 2008 stock incentive plan in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event.

The SS&C Holdings board of directors or a committee thereof administers the 2008 stock incentive plan. The administrator is authorized to take any action with respect to the 2008 stock incentive plan, including:

•	to adopt, amend and repeal rules and regulations relating to the 2008 stock incentive plan;

•	to determine the type or types of awards to be granted under the 2008 stock incentive plan;

•	to select the persons to whom awards may be granted under the 2008 stock incentive plan;

•	to grant awards and to determine the terms and conditions of such awards;

•	to delegate to one or more of our officers the power to grant awards under the 2008 stock incentive plan to our employees or officers (other than executive officers);

•	to construe and interpret the 2008 stock incentive plan; and

•	to amend, suspend or terminate the 2008 stock incentive plan, subject in certain instances to stockholder approval.

SS&C Holdings can grant stock options under the 2008 stock incentive plan pursuant to a stock option grant notice and stock option agreement, which we refer to as the option agreement. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, or nonstatutory options. Options granted under the 2008 stock incentive plan may not be exercised more than ten years after the date of grant. The option agreement provides, among other things, that:

•	each option will vest as to 25% of the number of shares underlying the option on the first anniversary of the date of grant and will continue to vest as to an additional 1/36 of the remaining number of shares underlying the option on the day of the month of the date of grant each month thereafter until the fourth anniversary of the date of grant;

•	options will become fully vested and exercisable immediately prior to the effective date of a change in control as defined in the stock option agreement;

•	any portion of an option that is unvested at the time of a participant’s termination of service with us will be forfeited to SS&C Holdings; and

•	any portion of an option that is vested but unexercised at the time of a participant’s termination of service with us may not be exercised after the first to occur of the following:

•	the expiration date of the option, which will be no later than ten years from the date of grant,

•	90 days following the date of the termination of service for any reason other than cause, death or disability,

•	the date of the termination of service for cause, and

•	twelve months following the termination of service by reason of the participant’s death or disability.

Stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards may also be granted under the 2008 stock incentive plan. The 2008 stock incentive plan gives the SS&C Holdings board the ability to determine the terms and conditions for each of these types of awards, including the duration and exercise price of stock appreciation rights, and the conditions for vesting and repurchase (or forfeiture) and the issue price, if any, of restricted stock and restricted units.

If SS&C Holdings undergoes a significant corporate event such as a reorganization, merger, consolidation, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of its stock or assets, exchange of securities, issuance of warrants or other rights to purchase securities, or the acquisition or disposition of any material assets or businesses, the 2008 stock incentive plan permits the SS&C Holdings board to take any one or more of the following actions as to all or any (or any portion of) outstanding awards (other than restricted stock awards) on such terms as the board determines:

•	provide that awards shall be assumed, or substantially equivalent awards shall be distributed, by the acquiring or succeeding corporation;

•	upon written notice to a participant, provide that the participant’s unexercised awards will terminate immediately prior to the consummation of such corporate event unless exercised by the participant within a specified period following the date of notice;

•	provide that outstanding awards shall become exercisable, realizable or deliverable, or restrictions applicable to an award shall lapse, in whole or in part prior to or upon such corporate event;

•	in the event of a corporate event under the terms of which holders of SS&C Holdings common stock will receive a cash payment for each share surrendered in connection with the corporate event, make or provide for a cash payment to participants in exchange for the termination of all such awards;

•	provide that, in connection with a liquidation or dissolution, awards shall convert into the right to receive liquidation proceedings (net of any applicable exercise price or tax withholdings); and

•	any combination of the foregoing.

The 2008 stock incentive plan does not obligate the SS&C Holdings board to treat all types of awards, all awards held by any participant, or all awards of the same type, identically.

Upon the occurrence of a corporate event of the type described above, other than a liquidation or dissolution, the 2008 stock incentive plan provides that SS&C Holdings’ repurchase and other rights under each outstanding restricted stock award will inure to the benefit of its successor and will, unless the SS&C Holdings board determines otherwise, apply to the cash, securities or other property which SS&C Holdings common stock was converted into or exchanged for pursuant to such corporate event in the same manner and to the same extent as it applied to the common stock subject to such restricted stock award. In the event of the liquidation or dissolution of SS&C Holdings, all restrictions and conditions on all restricted stock awards then outstanding will automatically be deemed terminated or satisfied, except as otherwise provided in the restricted stock award agreement or other related agreement.

The SS&C Holdings board may, without stockholder approval, amend any outstanding award granted under the 2008 stock incentive plan to provide an exercise price per share that is lower than the then-current exercise price per share of any such outstanding award. The SS&C Holdings board may also, without stockholder approval, cancel any outstanding award (whether or not granted under the 2008 stock incentive plan) and grant in substitution therefor new awards under the 2008 stock incentive plan covering the same or a different number of shares of common stock and having an exercise price per share lower than the then-current exercise price per share of the cancelled award.

The 2008 stock incentive plan will terminate ten years following board adoption, unless the SS&C Holdings board terminates it sooner.

2008 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options for SS&C Holdings common stock held by each of our named executive officers as of December 31, 2008.

				Equity Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised		Option	Option
	Options (#)		Options (#)	Unearned Options		Exercise	Expiration
Name	Exercisable		Unxercisable	(#)(3)		Price ($)	Date

William C. Stone	75,000	(1)	—	—		$7.34	2/17/2010
	75,000	(1)	—	—		6.60	5/31/2011
	150,000	(1)	—	—		15.99	4/8/2013
	54,724	(2)	16,269 (2)	—		74.50	8/9/2016
	41,964	(3)	—	29,029	(3)	74.50	8/9/2016
	—		—	35,496	(4)	74.50	8/9/2016
Normand A. Boulanger	25,000	(1)	—	—		35.70	10/18/2014
	37,500	(1)	—	—		14.97	2/6/2013
	41,043	(2)	12,202 (2)	—		74.50	8/9/2016
	31,473	(3)	—	21,772	(3)	74.50	8/9/2016
	—		—	26,622	(4)	74.50	8/9/2016
Patrick J. Pedonti	15,000	(1)	—	—		16.56	8/1/2012
	20,521	(2)	6,101 (2)	—		74.50	8/9/2016
	15,737	(3)	—	10,885	(3)	74.50	8/9/2016
	—		—	13,311	(4)	74.50	8/9/2016
Stephen V.R. Whitman	7,461	(1)	—	—		14.97	2/6/2013
	10,945	(2)	3,253 (2)	—		74.50	8/9/2016
	8,393	(3)	—	5,805	(3)	74.50	8/9/2016
	—		—	7,099	(4)	74.50	8/9/2016

(1)	These options were granted under our prior 1998 Plan and are fully vested.

(2)	This option is a time-based option awarded under SS&C Holdings’ 2006 equity incentive plan that vests as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined in the stock option agreement.

(3)	This option is a performance-based option awarded under SS&C Holdings’ 2006 equity incentive plan that vests based on the determination by SS&C Holdings’ board of directors or compensation committee as to whether our EBITDA for each fiscal year 2006 through 2010 falls within the targeted EBITDA range for such year. If our EBITDA for a particular year is at the low end of the targeted EBITDA range, 50% of the performance-based option for that year vests, and if our EBITDA is at or above the high end of the targeted EBITDA range, 100% of the performance-based option for that year vests. If our EBITDA is below the targeted EBITDA range, the performance-based option does not vest, and if our EBITDA is within the targeted EBITDA range, between 50% and 100% of the performance-based option vests, based on linear interpolation. A certain percentage of performance-based options will vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders.

(4)	This option is a superior option awarded under SS&C Holdings’ 2006 Equity Incentive Plan that vests (in whole or in part) only upon a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders.

2008 Option Exercises

No stock options were exercised by our named executive officers during 2008.

2008 Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

2008 Non-qualified Deferred Compensation

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

The table below reflects the amount of compensation payable to Mr. Stone in the event of termination of his employment or a liquidity event (as defined in SS&C Holdings’ 2006 equity incentive plan). The amounts shown assume that such termination was effective as of December 31, 2008, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to him upon his termination. The actual amounts to be paid out, if any, can only be determined at the time of his separation.

	Without
	Cause, For
	Good Reason
Payments to	(Including Certain		For Cause or
William C. Stone	Changes of Control)		Without Good
Upon Termination or	or Upon Notice of		Reason	Liquidity
Liquidity Event	Non-Renewal		(1)	Event(2)	Disability		Death

Base salary	$1,500,000	(3)	$—	$—	$—		$—
Target annual bonus	900,000	(4)	—	—	450,000	(5)	450,000	(5)
Stock Options(6)	450,421	(7)	—	900,842	450,421	(7)	450,421	(7)
Health and welfare benefits	37,077	(8)	—	—	—		—
Tax gross up payment	3,158,966	(9)	—	—	—		—
Disability benefits	—		—	—	—		—
Life insurance proceeds	—		—	—	—
Total	$6,046,464		$—	$900,842	$900,421		$900,421

(1)	In the event that Mr. Stone’s employment is terminated for cause or without good reason, he will be entitled to unpaid base salary through the date of the termination, payment of any annual bonus earned with respect to a completed fiscal year of SS&C that is unpaid as of the date of termination and any benefits due to him under any employee benefit plan, policy, program, arrangement or agreement.

(2)	Liquidity event is defined in SS&C Holdings’ 2006 equity incentive plan. Time-based options will become fully vested and exercisable immediately prior to the effective date of a liquidity event. Performance-based options will vest in whole or in part immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target. The vesting of superior options will be determined based on the extent to which proceeds from a liquidity event equal or exceed a certain target. The payments in this column assume the liquidity event will generate sufficient proceeds to accelerate in full the performance-based and superior options.

(3)	Consists of 200% of 2008 base salary payable promptly upon termination.

(4)	Consists of 200% of 2008 target annual bonus payable promptly upon termination. The compensation committee did not set a formal 2008 target annual bonus for Mr. Stone. The figure used for the 2008 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(5)	Consists of a cash payment equal to the amount of Mr. Stone’s target annual bonus for 2008, payable within 30 business days of termination. The compensation committee did not set a formal 2008 target annual bonus for Mr. Stone. The figure used for the 2008 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(6)	Based upon an exercise price of $74.50 per share and an estimated fair market price of $85.65 per share as of December 31, 2008. The common stock of SS&C Holdings’ is privately held and there is no established public trading market for its common stock. The estimated fair market price represents the fair market value of the common stock of SS&C Holdings’ as determined by its board of directors as of the last option award date.

(7)	Vesting acceleration with respect to unvested options to purchase an aggregate of 40,397 shares of SS&C Holdings common stock, which is equal to 50% of all unvested options held by Mr. Stone on December 31, 2008.

(8)	Represents three years of coverage under SS&C’s medical, dental and vision benefit plans.

(9)	In the event that the severance and other benefits provided for in Mr. Stone’s employment agreement or otherwise payable to him in connection with a change in control constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986 and will be subject to the excise tax imposed by Section 4999 of the Code, then Mr. Stone shall receive (a) a payment from SS&C Holdings sufficient to pay such excise tax, and (b) an additional payment from SS&C Holdings sufficient to pay the excise tax and federal and state income taxes arising from the payments made by SS&C Holdings to Mr. Stone pursuant to this sentence.

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

As of December 31, 2008, Messrs. Boulanger, Pedonti and Whitman held the following unvested stock options that would have become fully vested upon a liquidity event, assuming that certain targets with respect to proceeds from the liquidity event were met.

	Number of Shares Underlying	Value of Unvested
Name	Unvested Options (#)	Options ($)(1)

Normand A. Boulanger	60,595	$675,634
Patrick J. Pedonti	30,297	337,812
Stephen V.R. Whitman	16,158	180,162

(1)	The value of unvested options was calculated by multiplying the number of shares underlying unvested options by $85.65, the estimated fair market value of SS&C Holdings’ common stock on December 31, 2008, and then deducting the aggregate exercise price for these options. The common stock of SS&C Holdings’ is privately held and there is no established public trading market for its common stock. The estimated fair market price represents the fair market value of the common stock of SS&C Holdings’ as determined by its board of directors as of the last option award date.

Director Compensation

None of our directors, except Mr. Etherington, receives compensation for serving as a director. Mr. Etherington receives an annual retainer fee of $25,000 and $2,500 for each board meeting attended in person. All of the directors are reimbursed for reasonable out-of-pocket expenses associated with their service on the board. The following table contains Mr. Etherington’s compensation received during the year ended December 31, 2008 for serving as a director.

2008 Director Compensation

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)	($)

William Etherington	$35,000	—	$35,000

(1)	For his service as a director, Mr. Etherington is paid an annual retainer fee of $25,000 and $2,500 for each board meeting attended in person. Mr. Etherington was paid an aggregate of $35,000 for his service as a director in 2008.

(2)	Upon his election to the board of directors in 2006, Mr. Etherington was granted an option to purchase 2,500 shares of common stock of SS&C Holdings at an exercise price per share of $74.50. Such option was 100% vested on the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding common stock of SS&C Technologies, Inc is owned by our parent, SS&C Holdings.

The following table provides summary information regarding the beneficial ownership of outstanding SS&C Holdings common stock as of December 31, 2008, for:

•	Each person or group known to beneficially own more than 5% of the common stock;

•	Each of the named executive officers in the Summary Compensation Table;

•	Each of our directors; and

•	All of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2008 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of the common stock.

	Shares Owned(1)
Name of Beneficial Owner	Number	Percentage

TCG Holdings, L.L.C.(2)	5,114,094	72.0%
William A. Etherington(3)	2,500	*
Allan M. Holt(4)	—	—
Claudius (Bud) E. Watts IV(4)	—	—
Campbell (Cam) R. Dyer(4)	—	—
William C. Stone(5)	2,360,625	31.5%
Normand A. Boulanger(6)	137,236	1.9%
Patrick J. Pedonti(7)	52,367	*
Stephen V.R. Whitman(8)	27,390	*
All Directors and Executive Officers as a Group (8 persons)(9)	2,580,118	33.4%

*	Less than 1%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire either currently or at any time within the 60-day period following December 31, 2008 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)	TC Group IV, L.P. is the sole general partner of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., the record holders of 4,915,570 and 198,524 shares of common stock of Holdings, respectively. TC Group IV Managing GP, L.L.C. is the sole general partner of TC Group IV, L.P. TC Group, L.L.C. is the sole managing member of TC Group IV Managing GP, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. Accordingly, TC Group IV, L.P., TC Group IV Managing GP, L.L.C., TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed owners of shares of common stock owned of record by each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(3)	Includes 2,500 shares subject to outstanding stock options exercisable on December 31, 2008.

(4)	Does not include 5,114,094 shares held by investment funds associated with or designated by The Carlyle Group. Messrs. Holt, Watts and Dyer are executives of The Carlyle Group. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by The Carlyle Group.

(5)	Consists of 399,647 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2008. The principal address of Mr. Stone is c/o SS&C Technologies, Inc., 80 Lamberton Road, Windsor, CT 06095.

(6)	Consists of 137,236 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2008.

(7)	Consists of 52,367 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2008.

(8)	Consists of 27,390 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2008.

(9)	Includes 619,140 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2008.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, the number of securities outstanding under SS&C Holdings’ equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	1,513,193	$56.65	403,403
Equity compensation plans not approved by security holders	—	—	—
Total	1,513,193	$56.65	403,403

Item 13.	Security Certain Relationships and Related Transactions

Transactions with Related Persons

The Carlyle Group

Carlyle Management Agreement

TC Group, L.L.C. (an affiliate of Carlyle), Mr. Stone and SS&C Holdings entered into a management agreement on November 23, 2005, pursuant to which SS&C Holdings pays to TC Group, L.L.C. an annual fee of $1.0 million for certain management services performed by it for SS&C Holdings and its subsidiaries and may reimburse TC Group, L.L.C. for certain out-of pocket expenses incurred in connection with the performance of such services. In addition, under the management agreement, SS&C Holdings may pay to TC Group, L.L.C. additional reasonable compensation for other services provided by TC Group, L.L.C. to SS&C Holdings and its subsidiaries from time to time, including investment banking, financial advisory and other services. The management agreement, which was amended in April 2008, will terminate upon the completion of an initial public offering by SS&C Holdings. From January 1, 2008 through the quarter ended March 31, 2009, pursuant to the management agreement, SS&C Holdings paid to TC Group, L.L.C. an aggregate amount of $1,608,536.

Carlyle Fund Services Agreement

On August 12, 2008, Walkers SPV Limited acting solely in its capacity as trustee of the Carlyle Series Trust and its classes or sub-trusts, Carlyle Loan Investment Ltd., CLP Cayman Holdco, Ltd., CCPMF Cayman Holdco, Carlyle Credit Partners Financing I, Ltd. (collectively, the “Funds”) and Carlyle Investment Management L.L.C. entered into a fund administration services agreement with SS&C. Pursuant to the agreement, the Funds appointed SS&C to act as administrator, registrar and transfer agent and to provide the Funds with certain fund administration services, including daily processing and reconciliation services, fund accounting services and unitholder services, and such ancillary services as are set forth in work requests that may be executed by the parties from time to time. The agreement became effective on July 1, 2008 and continues until December 31, 2010. SS&C will be paid a monthly charge based on annual rates derived from the net asset value of the Funds (with a minimum monthly fee of $15,000). SS&C will also receive certain hourly and other fees for any ancillary services that it provides under the agreement. Through March 31, 2009, the Funds paid an aggregate of $462,775 to us under the agreement.

RLI Insurance Company

From January 1, 2008 through March 31, 2009, RLI Insurance Company paid an aggregate of $100,425 to us for maintenance of CAMRA and Finesse products. Michael J. Stone, President of RLI Insurance, is the brother of William C. Stone.

Other Transactions

John Stone, the brother of William C. Stone, is employed by SS&C as Vice President of Sales Management. From January 1, 2008 through March 31, 2009, John Stone was paid an aggregate of $180,000 as salary and commissions related to his employment at SS&C.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. All of our board members other than Messrs. Stone and Boulanger are considered to be “independent” members of the board under applicable NASDAQ rules for purposes of board and compensation committee independence. Mr. Etherington is considered to be an “independent” member of the audit committee, and Messrs. Dyer and Watts are not, under applicable NASDAQ and SEC rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our registered public accounting firm, billed to us for each of the last two fiscal years. For fiscal 2008, audit fees include an estimate of amounts not yet billed.

	Fiscal	Fiscal
Fee Category	2008	2007

Audit Fees(1)	$724,763	$1,122,811
Audit-Related Fees(2)	757,060	375,700
Tax Fees(3)	138,443	325,953
All Other Fees(4)	1,500	1,500
Total Fees	$1,621,766	$1,825,964

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and services related to SS&C Holdings’ filings of Form S-1 in 2007 and 2008, such as the issuance of comfort letters and consents.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to accounting consultations in connection with acquisitions, procedures performed for SAS 70 reports, attest services that are not required by statute or regulation and consultations concerning internal controls, financial accounting and reporting standards. None of the audit-related fees billed in 2007 or 2008 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $113,822 of the total tax fees billed in 2008 and $194,451 of the total tax fees billed in 2007. Tax advice and tax planning services relate to assistance with tax audits and appeals, tax advice related to acquisitions and requests for rulings or technical advice from taxing authorities. None of the tax fees billed in 2007 or 2008 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(4)	All other fees for 2007 and 2008 consist of the licensing of accounting and finance research technology owned by PricewaterhouseCoopers LLP. None of the all other fees billed in 2007 or 2008 were provided under the de minimis exception to the audit committee pre-approval requirements.

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

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009

/s/ Normand A. Boulanger Normand A. Boulanger	Director	March 30, 2009

/s/ Campbell R. Dyer Campbell R. Dyer	Director	March 30, 2009

/s/ William A. Etherington William A. Etherington	Director	March 30, 2009

/s/ Allan M. Holt Allan M. Holt	Director	March 30, 2009

/s/ Claudius E. Watts, IV Claudius E. Watts, IV	Director	March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of SS&C Technologies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 27, 2009

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$29,299	$19,175
Accounts receivable, net of allowance for doubtful accounts of $1,444 and $1,223, respectively (Note 3)	38,318	39,546
Prepaid expenses and other current assets	4,327	7,237
Deferred income taxes	3,777	1,169

Total current assets	75,721	67,127

Property and equipment:
Leasehold improvements	4,852	4,522
Equipment, furniture, and fixtures	20,978	17,532

	25,830	22,054
Less accumulated depreciation	(11,800)	(9,014)

Net property and equipment	14,030	13,040

Goodwill	822,409	860,690
Intangible and other assets, net of accumulated amortization of $82,520 and $55,572, respectively	215,193	249,638

Total assets	$1,127,353	$1,190,495

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$2,101	$2,429
Accounts payable	1,821	2,558
Income taxes payable	4,898	3,181
Accrued employee compensation and benefits	13,640	11,668
Other accrued expenses	11,561	10,053
Interest payable	2,007	2,090
Deferred maintenance and other revenue	30,844	29,480

Total current liabilities	66,872	61,459
Long-term debt, net of current portion (Note 6)	406,625	440,580
Other long-term liabilities	9,991	10,216
Deferred income taxes (Note 5)	56,612	65,647

Total liabilities	540,100	577,902

Commitments and contingencies (Note 12)
Stockholder’s equity (Notes 4 and 9):
Common stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	577,861	570,497
Accumulated other comprehensive (loss) income	(17,890)	33,615
Retained earnings	27,282	8,481

Total stockholder’s equity	587,253	612,593

Total liabilities and stockholder’s equity	$1,127,353	$1,190,495

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Software licenses	$24,844	$27,514	$22,925
Maintenance	65,178	61,910	55,222
Professional services	24,352	17,491	19,582
Software-enabled services	165,632	141,253	107,740

Total revenues	280,006	248,168	205,469

Cost of revenues:
Software licenses	9,198	9,616	9,216
Maintenance	26,854	26,038	20,415
Professional services	16,118	14,277	12,575
Software-enabled services	90,263	78,951	57,810

Total cost of revenues	142,433	128,882	100,016

Gross profit	137,573	119,286	105,453

Operating expenses:
Selling and marketing	19,566	19,701	17,598
Research and development	26,804	26,282	23,620
General and administrative	26,120	24,573	20,366

Total operating expenses	72,490	70,556	61,584

Operating income	65,083	48,730	43,869

Interest income	409	939	388
Interest expense	(41,539)	(45,463)	(47,427)
Other income, net	1,994	1,911	456

Income (loss) before income taxes	25,947	6,117	(2,714)
Provision (benefit) for income taxes (Note 5)	7,146	(458)	(3,789)

Net income	$18,801	$6,575	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flow from operating activities:
Net income	$18,801	$6,575	$1,075

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,038	35,047	27,128
Stock compensation expense	7,323	10,979	3,871
Foreign exchange gains on debt	—	(768)	(15)
Amortization of loan origination costs	2,328	2,317	2,754
Equity losses (earnings) in long-term investment	2,098	187	(456)
Loss on sale or disposition of property and equipment	1	105	4
Deferred income taxes	(7,368)	(6,115)	(10,112)
Provision for doubtful accounts	865	336	424
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,301)	(6,635)	2,509
Prepaid expenses and other assets	(2,742)	(1,723)	(2,044)
Income taxes receivable	—	—	7,844
Accounts payable	(494)	101	(114)
Accrued expenses	1,581	10,745	(3,088)
Income taxes payable	2,552	2,790	(247)
Deferred maintenance and other revenue	2,973	3,116	1,176

Net cash provided by operating activities	61,655	57,057	30,709

Cash flow from investing activities:
Additions to property and equipment	(6,746)	(7,717)	(4,223)
Proceeds from sale of property and equipment	2	8	1
Cash paid for business acquisitions, net of cash acquired (Note 10)	(17,864)	(5,130)	(13,979)
Additions to capitalized software	—	—	(425)

Net cash used in investing activities	(24,608)	(12,839)	(18,626)

Cash flow from financing activities:
Cash received from other borrowings	—	5,200	17,400
Repayment of debt and acquired debt	(25,574)	(42,688)	(34,518)
Transactions involving SS&C Technologies Holdings, Inc. common stock	42	80	691

Net cash used in financing activities	(25,532)	(37,408)	(16,427)

Effect of exchange rate changes on cash	(1,391)	647	478

Net increase (decrease) in cash and cash equivalents	10,124	7,457	(3,866)
Cash and cash equivalents, beginning of period	19,175	11,718	15,584

Cash and cash equivalents, end of period	$29,299	$19,175	$11,718

Supplemental disclosure of cash paid (refunded) for:
Interest	$38,505	$43,451	$45,549
Income taxes, net	$12,472	$(1,627)	$(635)
Supplemental disclosure of non-cash investing activities
See Note 10 for a discussion of acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock				Accumulated
	Number		Additional		Other	Total	Total
	of Issued		Paid-in	Retained	Comprehensive	Stockholder’s	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
	(In thousands, except per share amounts)

Balance, at December 31, 2005	1	$—	$554,965	$831	$1,337	$557,133
Net income	—	—	—	1,075	—	1,075	$1,075
Foreign exchange translation adjustment	—	—	—	—	(273)	(273)	(273)
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	635	635	635

Total comprehensive income							$1,437

Stock-based compensation expense	—	—	3,871	—	—	3,871
Exercise of stock options and issuance of SS&C Technologies Holdings, Inc. common stock, net	—	—	691	—	—	691

Balance, at December 31, 2006	1	$—	$559,527	$1,906	$1,699	$563,132
Net income	—	—	—	6,575	—	6,575	$6,575
Foreign exchange translation adjustment	—	—	—	34,490	—	34,490	34,490
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	(2,574)	(2,574)	(2,574)

Total comprehensive income							$38,491

Stock-based compensation expense	—	—	10,979	—	—	10,979
Exercise of stock options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	(9)	—	—	(9)

Balance, at December 31, 2007	1	$—	$570,497	$8,481	$33,615	$612,593
Net income	—	—	—	18,801	—	18,801	$18,801
Foreign exchange translation adjustment	—	—	—	—	(49,078)	(49,078)	(49,078)
Change in unrealized gain on interest rate swaps, net of tax	—	—	—	—	(2,427)	(2,427)	(2,427)

Total comprehensive loss							$(32,704)

Stock-based compensation expense	—	—	7,323	—	—	7,323
Exercise of stock options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	41	—	—	41

Balance, at December 31, 2008	1	$—	$577,861	$27,282	$(17,890)	$587,253

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

SS&C Technologies, Inc. (“SS&C” or the “Company”) was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc. (“SS&C Holdings” or “Holdings”) (formerly known as Sunshine Acquisition Corporation), a Delaware corporation formed by investment funds associated with The Carlyle Group. The acquisition was accomplished through the merger of Sunshine Merger Corporation, a wholly-owned subsidiary of SS&C Holdings, into SS&C Technologies, Inc., with SS&C Technologies, Inc. being the surviving company and a wholly-owned subsidiary of SS&C Holdings (the “Transaction”).

The Company provides software products and software-enabled services to the financial services industry, primarily in North America. The Company also has operations in the U.K., the Netherlands, Malaysia, Ireland, Australia, the Netherlands Antilles and Japan. The Company’s portfolio of over 60 products and software-enabled services allows its clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. The Company provides its products and related services in eight vertical markets in the financial services industry:

1. Insurance and pension funds;

2. Asset management;

3. Alternative investments;

4. Financial markets;

5. Commercial lending;

6. Real estate property management;

7. Municipal finance; and

8. Treasury, banks and credit unions.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. In the first quarter of 2005, the Company made a $2.0 million investment in a company. This unconsolidated investment is in a company over which we do not have control, but have the ability to exercise influence over operating and financial policies, and as a result is accounted for under the equity method of accounting. The earnings and losses from the investment have been recorded on a pre-tax basis. The carrying value of this investment was zero and $2.1 million at December 31, 2008 and 2007, respectively, and is included in intangible and other assets in the Consolidated Balance Sheets.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

License Revenue

The Company follows the principles of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence (“VSOE”). Under SOP 97-2, the Company recognizes software license revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a software license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $0.1 million and $0.3 million are included in the December 31, 2008 and 2007 balance sheets, respectively, under “Intangible and other assets”.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.1 million and $0, respectively.

Stock-based Compensation

The Company follows the principles of SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R). Using the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the Company’s financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

Other Income

Other income, net for 2008 consists primarily of foreign currency translation gains of $4.0 million, partially offset by a $2.0 million loss relating to an investment in a private company which is accounted for under the equity method of accounting. Other income, net for 2007 consists primarily of foreign currency translation gains of $0.6 million, property tax refunds of $0.9 million and $0.4 million related to the favorable settlement of a liability accrued at the time of the Company’s acquisition of Financial Models in 2005. Other income, net for 2006 primarily reflects income recorded under the equity method from a private investment.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

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

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $4.9 million, $5.1 million and $4.6 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Registration Costs

During the year ended December 31, 2007, the Company incurred and capitalized approximately $1.2 million in professional fees and other costs related to the anticipated initial public offering of SS&C Holdings’ common stock. These costs were recorded in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2007. During the year ended December 31, 2008, the Company expensed a total of $1.6 million in costs, which are included in general and administrative expenses, that had been incurred related the offering as a result of uncertainty related to the planned offering. SS&C Holdings withdrew the offering in October 2008.

Goodwill and Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Goodwill must also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2008 or 2007. There were no indefinite-lived intangible assets as of December 31, 2008 or 2007.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2006	$820,470
2007 acquisition	3,303
Adjustments to previous acquisitions	15
Income tax benefit on Rollover options exercised	(89)
Effect of foreign currency translation	36,991

Balance at December 31, 2007	$860,690
2008 acquisition	8,937
Adjustments to previous acquisitions	2
Income tax benefit on Rollover options exercised	(578)
Effect of foreign currency translation	(46,642)

Balance at December 31, 2008	$822,409

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 15 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $30.0 million, $29.8 million and $22.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2008	2007

Customer relationships	$207,757	$210,128
Completed technology	58,046	59,593
Trade names	17,391	17,411
Other	2,016	2,272

	285,210	289,404
Less: accumulated amortization	(82,236)	(55,430)

	$202,974	$233,974

Total estimated amortization expense, related to intangible assets, for each of the next five years ending December 31 is expected to approximate (in thousands):

2009	$29,516
2010	28,366
2011	26,910
2012	25,231
2013	23,322

$133,345

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2008 and 2007, the Company had no significant concentrations of credit risk and the carrying value of these assets approximates fair value.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholder’s equity. Foreign currency transaction gains and losses are included in the results of operations in the periods in which they occur.

Derivative Instruments

The Company uses derivative instruments, consisting of interest rate swaps, to manage interest rate risk associated with the variable interest rate on its bank credit facility. The Company’s objective in managing interest rate risk is to manage volatility in the effective cost of debt. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivative instruments be recorded at fair value.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008, the Company had a balance of $13.6 million in foreign currency translation losses and a balance of $4.3 million (net of taxes of $2.3 million) in unrealized losses on interest rate swaps. At December 31, 2007, the Company had a balance of $35.5 million in foreign currency translation gains and a balance of $1.8 million (net of taxes of $1.0 million) in unrealized losses on interest rate swaps.

Reclassification

Certain amounts in prior year consolidated financial statements have been reclassified to be comparable with current year presentation. These reclassifications have had no effect on net income, working capital or net equity.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. The Company plans to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R “Business Combinations” (“FAS 141R”).

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

In December 2007, the FASB issued SFAS No. 141(R). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The impact of SFAS 141(R) on the Company’s financial statements will depend on the nature and structure of future business combinations, including the type of purchase consideration and amount of costs incurred to effect future transactions.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

3.	Accounts Receivable

Accounts receivable are as follows (in thousands):

	December 31,
	2008	2007

Accounts receivable	$28,785	$29,521
Unbilled accounts receivable	10,977	11,248
Allowance for doubtful accounts	(1,444)	(1,223)

Total accounts receivable	$38,318	$39,546

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Allowance for Doubtful Accounts:
Balance at beginning of period	$1,223	$1,638	$2,026
Charge to costs and expenses	865	336	424
Write-offs, net of recoveries	(524)	(812)	(820)
Other adjustments	(120)	61	8

Balance at end of period	$1,444	$1,223	$1,638

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4.	Stockholder’s Equity

At December 31, 2008 and 2007, 1,000 shares of common stock were authorized, issued and outstanding.

5.	Income Taxes

The sources of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

U.S.	$6,671	$(11,417)	$(10,670)
Foreign	19,276	17,534	7,956

Income (loss) before taxes	$25,947	$6,117	$(2,714)

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$6,580	$460	$1,168
Foreign	7,746	4,406	3,556
State	94	99	75
Deferred:
Federal	(7,129)	(6,262)	(6,116)
Foreign	(1,602)	441	(2,776)
State	1,457	398	304

Total	$7,146	$(458)	$(3,789)

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Computed “expected” tax expense (benefit)	$9,081	$2,141	$(949)
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	1,008	321	248
Foreign operations	(2,333)	(1,883)	(1,905)
Rate change impact on tax liabilities	(581)	(1,536)	(1,228)
Uncertain tax positions	702	646	—
Other	(731)	(147)	45

Provision (benefit) for income taxes	$7,146	$(458)	$(3,789)

The favorable rate change impact on tax liabilities is primarily attributable to a reduction in withholding rates on cross-border activity between Canadian and U.S. subsidiaries enacted in 2008 and statutory rate reductions enacted in Canada in 2007 and 2006.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Deferred compensation	$6,327	$—	$4,418	$—
Net operating loss carryforwards	5,512	—	6,592	—
Interest rate swap	2,382	—	1,041	—
Purchased in-process research and development	1,251	—	1,658	—
Accrued expenses	898	—	887	—
Impaired investment interest	738	—	—	—
Tax credit carryforwards	237	—	548	—
Other	—	345	—	449
Property and equipment	—	468	985	—
Acquired technology	—	691	—	3,808
Trade names	—	4,750	—	5,440
Other intangible assets	—	8,122	—	5,616
Customer relationships	—	51,232	—	60,192

Total	17,345	65,608	16,129	75,505
Valuation allowance	(4,572)	—	(5,102)	—

Total	$12,773	$65,608	$11,027	$75,505

At December, 31, 2008, the Company has not accrued deferred income taxes of $9.1 million on unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used to service Canadian debt. At December 31, 2008, the Company had U.S. federal foreign tax credit carryforwards of $0.2 million that begin to expire in 2011.

At December 31, 2008, the Company had U.S. federal net operating loss carryforwards of $1.2 million that begin to expire in 2017. As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carryforwards. The Company does not believe that the Section 382 limitation from its previous ownership changes will result in the loss of any net operating loss or credit carryforward. At December 31, 2008, the Company had state net operating loss carryforwards in various states of $65.2 million that expire between 2009 and 2026. The Company anticipates that approximately $54.0 million of these state net operating loss carryforwards will expire unused within the next 12 months. At December 31, 2008, the Company had foreign net operating loss carryforwards other than Japan of $3.4 million, which are available to offset foreign income on an infinite carryforward basis. Japan’s net operating loss carryforward of $0.3 million begins to expire in 2009.

The Company has recorded valuation allowances of $4.6 million and $5.1 million at December 31, 2008 and 2007 related to net operating loss carryforwards and tax credits in certain state and foreign jurisdictions. The reduction in the valuation allowance of $0.5 million was due to the utilization of previously unrecognized net operating loss carryforwards that were used to offset higher than anticipated earnings in domestic and foreign jurisdictions.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

Balance at January 1, 2007	$5,266
Increases related to current year tax positions	452
Foreign exchange translation adjustment	739

Balance at December 31, 2007	6,457
Increases related to current year tax positions	375
Lapse of statute of limitation	(19)
Foreign exchange translation adjustment	(1,020)

Balance at December 31, 2008	$5,793

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.3 million and $0.2 million during 2008 and 2007, respectively, and has recorded a total liability for potential penalties and interest of $0.5 million and $0.3 million at December 31, 2008 and 2007, respectively. Unrecognized tax benefits of approximately $1.4 million are likely to be recognized within the next 12 months due to a lapse of the statute of limitation. These unrecognized tax benefits relate to deductions claimed on tax returns that could be reclassified as capitalized acquisition costs. The Company’s unrecognized tax benefits as of December 31, 2008 relate to domestic and foreign taxing jurisdictions.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002, 2005, 2004 and 2004, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2003 and 2004 and November 23, 2005.

6.	Debt and Derivative Instruments

At December 31, 2008 and 2007, debt consisted of the following (in thousands):

	2008	2007

Senior credit facility, revolving portion(A)	$—	$—
Senior credit facility, term loan portion, weighted-average interest rate of 3.54% and 7.04%, respectively(A)	203,726	238,009
11 3/4% senior subordinated notes due 2013(B)	205,000	205,000

	408,726	443,009
Short-term borrowings and current portion of long-term debt	(2,101)	(2,429)

Long-term debt	$406,625	$440,580

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 23, 2005, in connection with the Transaction, the Company (i) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in U.S. dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility, of which $10 million was immediately drawn ($5 million of which is denominated in U.S. dollars and $5 million of which is denominated in Canadian dollars) and (ii) issued $205 million aggregate principal amount of senior subordinated notes. The portion of the term loan facility denominated in Canadian dollars was $36.5 million and $60.0 million, respectively, at December 31, 2008 and 2007. The Company capitalized financing costs of approximately $17.2 million associated with these facilities. Costs of $8.5 million associated with the credit facility are being amortized over a period of seven years. Costs of $8.7 million associated with the senior subordinated notes are being amortized over a period of eight years. Costs of $2.3 million, $2.3 million and $2.8 million were amortized to interest expense in the years ended December 31, 2008, 2007 and 2006, respectively. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s consolidated balance sheets.

(A)	Senior Credit Facilities

Borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, the Company pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. The initial commitment fee rate is 0.5% per annum. The Company is obligated to make quarterly principal payments on the term loan of approximately $2.1 million per year. Subject to certain exceptions, thresholds and other limitations, the Company is required to prepay outstanding loans under its senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on the Company reaching certain leverage ratio thresholds.

The obligations under the senior credit facilities are guaranteed by all of SS&C’s existing and future wholly owned U.S. subsidiaries and by Holdings, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by SS&C, each of its U.S. and Canadian subsidiaries and Holdings, with certain exceptions as set forth in the credit agreement. Obligations under the senior credit facilities are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by Holdings, SS&C and each of SS&C’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in the credit agreement) and all of Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of SS&C’s capital stock and all of the capital stock or other equity interests held by Holdings, SS&C and each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of Holdings’ and SS&C’s tangible and intangible assets and the tangible and intangible assets of each of SS&C’s existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Holdings’, SS&C’s and most of SS&C’s subsidiaries’ ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2008, the Company was in compliance with the financial and non-financial covenants.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. In November 2005, the Company entered into three interest rate swap agreements which fixed the interest rates for $181.9 million of its variable rate debt. Two of the Company’s swap agreements, one denominated in U.S. dollars with a notional value of $50.0 million and one denominated in Canadian dollars with a remaining notional value of approximately $31.9 million U.S. dollars, expired on December 31, 2008. Under these agreements, the Company was required to pay the counterparty a stream of fixed interest payments of 4.71% and 3.93%, respectively, and in turn, receive variable interest payments based on LIBOR and the Canadian dollar Bankers’ Acceptances, respectively, from the counterparty. The Company’s third swap agreement is denominated in U.S. dollars, has a notional value of $100 million and expires in December 2010. Under this agreement, the Company is required to pay the counterparty a stream of fixed interest payments of 4.78% and in turn, receive variable interest payments based on LIBOR (1.46% at December 31, 2008) from the counterparty. The net receipt or payment from the interest rate swap agreements is recorded in interest expense and increased net interest expense by $1.9 million during 2008 and decreased net interest expense by $1.2 million during 2007. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. As such, the swaps are accounted for as assets and liabilities in the consolidated balance sheet at fair value.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreements. The Company did not adopt the provisions of SFAS No. 157 as they relate to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The major categories of assets that are measured at fair value for which the Company has not applied the provisions of SFAS No. 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. In October 2008, the FASB issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which is effective upon issuance for all financial statements that have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company has adopted FSP FAS 157-3 effective with this filing. FSP FAS 157-3 does not have a material impact on the Company’s financial position, financial performance or cash flows.

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

The Company determines the fair value of its interest rate swaps based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2 under SFAS No. 157. The fair value of the Company’s remaining interest rate swap was a liability of $6.6 million at December 31, 2008. The fair value of the three interest rate swaps at December 31, 2007 was a liability of $2.9 million.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized unrealized losses of $2.4 million and $2.6 million and unrealized gains of $0.6 million, respectively, net of tax, in other comprehensive income related to the change in fair value of the swaps. There is no income statement impact from changes in the fair value of the swap agreements as the hedges have been assessed to have no ineffectiveness. The fair value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.

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

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions. Although the indenture generally limits the ability of Holdings to obtain funds from its subsidiaries, whether by dividend or loan, the indenture permits SS&C, after an initial public offering of Holdings, to pay dividends to Holdings in an amount not to exceed in any fiscal year 6% of the net proceeds received by SS&C through a contribution to equity capital from such offering to enable Holdings to pay dividends to its stockholders. An event of default on the senior credit facility that leads to an acceleration of those amounts due also results in a default under the indenture governing the senior subordinated notes. As of December 31, 2008, SS&C was in compliance with the financial covenants.

The estimated fair value of SS&C’s senior subordinated notes due 2013 is $180.2 million at December 31, 2008. The estimated fair value of SS&C’s senior subordinated notes was based on quoted market prices on or about December 31, 2008 and is presented to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”).

At December 31, 2008, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2009	$2,101
2010	2,101
2011	2,101
2012	197,423
2013	205,000

$408,726

7.	Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $9.5 million, $9.0 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2016. Future minimum

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2008, are as follows (in thousands):

Year Ending December 31,
2009	$7,540
2010	7,170
2011	5,984
2012	5,242
2013	4,024
2014 and thereafter	6,178

$36,138

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease receipts under these leases as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$1,191
2010	1,205
2011	1,205
2012	1,205
2013	1,205
2014 and thereafter	200

$6,211

8.	Defined Contribution Plans

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

During the years ended December 31, 2008, 2007 and 2006, the Company incurred $1.3 million, $1.3 million and $1.0 million, respectively, of matching contribution expenses related to this plan.

9.	Stock Option and Purchase Plans

In April 2008, the SS&C Holdings’ Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 166,666 shares of SS&C Holdings’ common stock. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. SS&C Holdings has not granted any options under the 2008 Plan.

In August 2006, the Board of Directors of SS&C Holdings adopted the 2006 equity incentive plan (the “Plan”), which authorizes equity awards to be granted for up to 1,314,567 shares of SS&C Holdings’ common stock. Under the Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on such date. Generally, awards expire ten years from the date of grant. SS&C Holdings has granted both time-based and performance-based options under the Plan.

Time-based options granted upon adoption of the Plan vested 25% on November 23, 2006 and 1/36th of the remaining balance each month thereafter for 36 months. Time-based options granted thereafter generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options can vest upon a change in control, subject to certain conditions. There were no time-based options granted during 2008. Time-based options granted during 2007 and 2006 have a weighted-average grant date fair value of $35.57 and $31.08 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded on a straight-line basis over the requisite service period, with the exception of the options granted upon adoption of the Plan, for which the first 25%, was recorded between the grant date and November 23, 2006, to mirror the vesting. The fair value of time-based options vested during the years ended December 31, 2008, 2007 and 2006 was approximately $3.4 million, $3.6 million and $3.9 million, respectively. At December 31, 2008, there was approximately $3.1 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over a weighted average remaining period of approximately one year.

Certain performance-based options granted under the Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of grant. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. There were no such performance-based options granted during 2008. Performance-based options of this type granted during 2007 and 2006 have a weighted-average grant date fair value of $37.68 and $32.98 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. In April 2007, the Board of Directors of SS&C Holdings approved (i) the vesting, as of April 18, 2007, of 50% of the performance-based options granted to the Company’s employees through March 31, 2007 that would have vested if the Company had met its EBITDA target for fiscal year 2006 (collectively, the “2006 Performance Options”); (ii) the vesting, conditioned upon the Company’s meeting its EBITDA target for fiscal year 2007, of the other 50% of the 2006 Performance Options; and (iii) the reduction of the Company’s EBITDA target for fiscal year 2007. The Company re-measured those awards using the Black-Scholes option-pricing model and assumptions reflecting current facts and circumstances as of the modification date. As of the modification date, the Company estimated the fair value of the modified performance-based options to be $45.45. In estimating the common stock value, the Company used several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following assumptions to estimate the value of the modified performance-based options: expected term to exercise of 3.5 years; expected volatility of 41.0%; risk-free interest rate of 4.57%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. In March 2008, SS&C Holdings’ Board of Directors approved (i) the vesting, conditioned upon the Company’s EBITDA for 2008 falling within the targeted range, of the 2006 and 2007 performance-based options that did not otherwise vest during 2006 or 2007, and (ii) the reduction of the Company’s annual EBITDA target range for 2008. As of that date, the Company estimated the weighted-average fair value of its performance-based options that vest upon the attainment of the 2008 EBITDA target range to be $41.06. In estimating the common stock value, the Company valued the Company using several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 26.0%; risk-free interest rate of 1.735%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. The

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of these performance-based options vested during the years ended December 31, 2008, 2007 and 2006 was approximately $3.9 million, $7.4 million and $0, respectively. In February 2009, the Board of Directors of SS&C Holdings approved the vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2008. At December 31, 2008, there was approximately $5.7 million of unearned non-cash stock-based compensation that the Company could recognize as expense over approximately the next two years when and if the attainment of the future EBITDA targets becomes probable.

For the time-based and performance-based options valued using the Black-Scholes option-pricing model, the Company used the following assumptions:

	Time-based Awards		Performance-based Awards
	2007	2006	2007	2006

Expected term to exercise (years)	4.0	4.0	4.5	4.5
Expected volatility	45.85%	45.85%	45.85%	45.85%
Risk-free interest rate	4.57%	4.86%	4.57%	4.86%
Expected dividend yield	0%	0%	0%	0%

Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. There were no options granted during 2008.

The remaining performance-based options vest only upon a change in control in which certain internal rate of return targets are attained (“Liquidity Options”). There were no such performance-based options granted during 2008. Performance-based options of this type granted during 2007 and 2006 have a weighted-average grant date fair value of approximately $8.17 and $21.23 per share, respectively. Compensation expense will be recorded at the time that a change in control becomes probable. The Company did not record stock-based compensation expense related to these options during the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, there was approximately $4.3 million of unearned non-cash stock-based compensation that the Company expects to recognize when and if a change in control becomes probable.

The Company generally settles stock option exercises with newly issued common shares of SS&C Holdings, the Company’s parent. The issuance of SS&C Holdings shares is recorded as an additional capital contribution by the Company.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

Statement of operations classification
Cost of maintenance	$142	$257	$100
Cost of professional services	240	343	124
Cost of software-enabled services	1,621	2,452	785

Total cost of revenues	2,003	3,052	1,009
Selling and marketing	1,184	1,803	647
Research and development	777	1,146	425
General and administrative	3,359	4,978	1,790

Total operating expenses	5,320	7,927	2,862

Total stock-based compensation expense	$7,323	$10,979	$3,871

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The associated future income tax benefit recognized was $2.1 million, $3.2 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

For the year ended December 31, 2008, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2008 was approximately $1.3 million. For the year ended December 31, 2007, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2007 was less than $0.1 million. For the year ended December 31, 2006, the amount of cash received from the exercise of stock options was $0.1 million, with an associated tax benefit realized of $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2006 was $0.2 million.

The following table summarizes stock option transactions for the years ended December 31, 2008, 2007 and 2006:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005 (Rollover options)	484,467	$16.97
Granted	1,176,331	74.50
Cancelled	(42,885)	74.50
Exercised	(4,467)	21.34

Outstanding at December 31, 2006	1,613,446	57.37
Granted	43,500	86.00
Cancelled/forfeited	(36,050)	73.88
Exercised	(225)	7.33

Outstanding at December 31, 2007	1,620,671	57.78
Granted	—	—
Cancelled/forfeited	(73,216)	75.40
Exercised	(34,262)	70.00

Outstanding at December 31, 2008	1,513,193	56.65

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2008:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
Weighted -
	Weighted-		Average		Weighted		Weighted -Average
	Average	Aggregate	Remaining		-Average	Aggregate	Remaining
	Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
Shares	Price	Value	Term (years)	Shares	Price	Value	Term (years)
		(In thousands)				(In thousands)

1,035,217	$48,13	$38,845	5.7	100,561	$75.53	$1,018	7.7

10.	Acquisitions

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

The net assets and results of operations of MDS have been included in the Company’s consolidated financial statements from October 1, 2008. The purchase price was allocated to tangible and intangible assets based on their

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology and trade name are amortized over approximately six years, and the contractual relationships are amortized over approximately eight years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the allocation of the purchase price for the acquisitions of Micro Design Services, Northport, Zoologic and Cogent (in thousands):

	Micro
	Design	Northport	Zoologic	Cogent

Tangible assets acquired, net of cash received	$1,216	$708	$505	$1,019
Completed technology	2,300	—	425	—
Trade names	155	—	60	—
Acquired client relationships and contracts	5,370	1,500	500	4,500
Goodwill	8,937	3,303	2,535	9,328
Deferred revenue	(114)	(350)	(1,163)	(756)
Debt	—	—	—	(300)
Deferred taxes	—	—	—	(1,755)
Other liabilities assumed	—	(31)	(150)	(142)

Consideration paid, net of cash acquired	$17,864	$5,130	$2,712	$11,894

The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of Micro Design Services, Northport, Zoologic and Cogent occurred on January 1, 2006. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2008	2007	2006

Revenues	$285,875	$258,194	$219,886
Net income	20,457	9,828	4,458

The pro forma results of operations presented above include a reduction in revenues of $3.6 million for 2006 related to the deferred revenue adjustment recorded in connection with the Transaction.

11.	Related Party Transactions

The Company has agreed to pay TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by TC Group, L.L.C. following the Transaction, and will also pay Carlyle additional reasonable compensation for other services provided by TC Group, L.L.C. to the Company from time to time, including investment banking, financial advisory and other services.

In 2008, the Company agreed to provide fund administration services to certain investment funds affiliated with The Carlyle Group. In 2008, the Company recorded revenue of $0.5 million under this arrangement.

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

The Company operates in one reportable segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2008 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $2.7 million, $2.2 million and $2.0 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Revenues by geography were (in thousands):

	2008	2007	2006

United States	$169,749	$147,104	$122,341
Canada	44,112	40,892	35,924
Americas excluding United States and Canada	4,448	4,672	2,850
Europe	53,860	49,612	40,150
Asia Pacific and Japan	7,837	5,888	4,204

	$280,006	$248,168	$205,469

Long-lived assets as of December 31, were (in thousands):

	2008	2007

United States	$20,107	$20,702
Canada	5,132	4,580
Americas excluding United States and Canada	141	134
Europe	300	523
Asia Pacific and Japan	444	124

	$26,124	$26,063

Revenues by product group were (in thousands):

	2008	2007	2006

Portfolio management/accounting	$223,864	$192,617	$152,094
Trading/treasury operations	29,367	29,341	27,686
Financial modeling	8,685	8,919	9,446
Loan management/accounting	5,189	5,120	5,296
Property management	5,874	5,514	5,983
Money market processing	4,032	4,498	4,083
Training	2,995	2,159	881

	$280,006	$248,168	$205,469

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Revenue	$68,523	$72,195	$71,001	$68,287
Gross profit	33,600	35,779	35,029	33,165
Operating income	15,822	17,276	15,579	16,406
Net income	3,736	3,786	4,810	6,469

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Revenue	$55,914	$60,328	$63,483	$68,443
Gross profit	26,472	28,020	31,114	33,680
Operating income	11,047	9,598	13,902	14,183
Net income (loss)	(173)	(1,059)	2,221	5,586

15.	Subsequent Event

On March 20, 2009, the Company purchased substantially all the assets of Evare, LLC (“Evare”), for approximately $3.5 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. Evare is a managed utility service provider for financial data acquisition, enrichment, transformation and delivery. The net assets and results of operations of Evare will be included in the Company’s consolidated financial statements from March 20, 2009.

16.	Supplemental Guarantor Condensed Consolidating Financial Statements

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed consolidating financial information as of December 31, 2008 and December 31, 2007 and for the years ended December 31, 2008, 2007 and 2006 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$10,329	$5,180	$13,790	$—	$29,299
Accounts receivable, net	19,945	6,397	11,976	—	38,318
Prepaid expenses and other current assets	1,342	530	2,455	—	4,327
Deferred income taxes	673	92	340	2,672	3,777
Property and equipment, net	8,574	1,007	4,449	—	14,030
Investment in subsidiaries	126,555	—	—	(126,555)	—
Intercompany balances	134,025	(20,441)	(113,584)	—	—
Deferred income taxes, long-term	—	606	489	(1,095)	—
Goodwill, intangible and other assets, net	747,894	35,702	254,006	—	1,037,602

Total assets	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

Current portion of long-term debt	$1,724	$—	$377	$—	$2,101
Accounts payable	448	132	1,241	—	1,821
Accrued expenses	20,127	1,472	5,609	—	27,208
Deferred income taxes	—	125	—	(125)	—
Income taxes payable	1,102	2	3,794	—	4,898
Deferred maintenance and other revenue	20,643	2,788	7,413	—	30,844
Long-term debt, net of current portion	370,551	—	36,074	—	406,625
Other long-term liabilities	4,294	—	5,697	—	9,991
Deferred income taxes, long-term	43,195	—	11,715	1,702	56,612

Total liabilities	462,084	4,519	71,920	1,577	540,100

Stockholder’s equity	587,253	24,554	102,001	(126,555)	587,253

Total liabilities and stockholder’s equity	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$9,031	$1,984	$8,160	$—	$19,175
Accounts receivable, net	19,281	4,792	15,473	—	39,546
Prepaid expenses and other current assets	3,441	421	3,375	—	7,237
Deferred income taxes	497	77	595	—	1,169
Property and equipment, net	8,475	661	3,904	—	13,040
Investment in subsidiaries	121,363	—	—	(121,363)	—
Intercompany balances	151,489	(8,769)	(142,720)	—	—
Deferred income taxes, long-term	—	1,026	—	(1,026)	—
Goodwill, intangible and other assets, net	772,445	20,766	317,117	—	1,110,328

Total assets	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

Current portion of long-term debt	$1,817	$—	$612	$—	$2,429
Accounts payable	1,407	56	1,095	—	2,558
Accrued expenses	15,248	1,725	6,838	—	23,811
Income taxes payable	623	—	2,558	—	3,181
Deferred maintenance and other revenue	18,768	2,894	7,818	—	29,480
Long-term debt, net of current portion	381,214	—	59,366	—	440,580
Other long-term liabilities	3,680	—	6,536	—	10,216
Deferred income taxes, long-term	50,672	—	16,001	(1,026)	65,647

Total liabilities	473,429	4,675	100,824	(1,026)	577,902

Stockholder’s equity	612,593	16,283	105,080	(121,363)	612,593

Total liabilities and stockholder’s equity	$1,086,022	$20,958	$205,904	$(122,389)	$1,190,495

	For the Year Ended December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$115,501	$78,577	$87,514	$(1,586)	$280,006
Cost of revenues	65,069	44,268	34,682	(1,586)	142,433

Gross profit	50,432	34,309	52,832	—	137,573
Operating expenses:
Selling & marketing	12,085	1,799	5,682	—	19,566
Research & development	14,237	4,163	8,404	—	26,804
General & administrative	18,995	1,318	5,807	—	26,120

Total operating expenses	45,317	7,280	19,893	—	72,490

Operating income	5,115	27,029	32,939	—	65,083
Interest expense, net	(26,117)	(3)	(15,010)	—	(41,130)
Other income, net	541	106	1,347	—	1,994

(Loss) income before income taxes	(20,461)	27,132	19,276	—	25,947
(Benefit) provision for income taxes	(4,905)	5,657	6,394	—	7,146
Equity in net income of subsidiaries	34,357	—	—	(34,357)	—

Net income	$18,801	$21,475	$12,882	$(34,357)	$18,801

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$101,686	$66,431	$81,566	$(1,515)	$248,168
Cost of revenues	58,086	41,399	30,912	(1,515)	128,882

Gross profit	43,600	25,032	50,654	—	119,286
Operating expenses:
Selling & marketing	12,471	1,717	5,513	—	19,701
Research & development	14,747	3,360	8,175	—	26,282
General & administrative	18,424	1,024	5,125	—	24,573

Total operating expenses	45,642	6,101	18,813	—	70,556

Operating (loss) income	(2,042)	18,931	31,841	—	48,730
Interest expense, net	(27,754)	10	(16,780)	—	(44,524)
Other income, net	(422)	(139)	2,472	—	1,911

Income (loss) before income taxes	(30,218)	18,802	17,533	—	6,117
(Benefit) provision for income taxes	(7,778)	3,695	3,625	—	(458)
Equity in net income of subsidiaries	29,015	—	—	(29,015)	—

Net income	$6,575	$15,107	$13,908	$(29,015)	$6,575

	For the Year Ended December 31, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$81,934	$55,705	$69,397	$(1,567)	$205,469
Cost of revenues	41,379	34,130	26,074	(1,567)	100,016

Gross profit	40,555	21,575	43,323	—	105,453
Operating expenses:
Selling & marketing	10,268	2,088	5,242	—	17,598
Research & development	12,858	3,295	7,467	—	23,620
General & administrative	13,418	1,116	5,832	—	20,366

Total operating expenses	36,544	6,499	18,541	—	61,584

Operating income	4,011	15,076	24,782	—	43,869
Interest expense, net	(30,361)	(7)	(16,671)	—	(47,039)
Other income, net	429	5	22	—	456

Income (loss) before income taxes	(25,921)	15,074	8,133	—	(2,714)
Provision (benefit) for income taxes	(10,916)	6,348	779	—	(3,789)
Equity in net income of subsidiaries	16,080	—	—	(16,080)	—

Net income	$1,075	$8,726	$7,354	$(16,080)	$1,075

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$18,801	21,475	$12,882	$(34,357)	$18,801
Non-cash adjustments	(6,424)	3,320	9,032	34,357	40,285
Changes in operating assets and liabilities	3,305	(1,200)	464	—	2,569

Net cash provided by operating activities	15,682	23,595	22,378	—	61,655

Cash Flow from Investment Activities:
Intercompany transactions	(1,011)	(1,771)	2,782	—	—
Cash paid for businesses acquired, net of cash acquired	—	(17,864)	—	—	(17,864)
Additions to property and equipment and software	(2,662)	(764)	(3,320)	—	(6,746)
Proceeds from sale of property and equipment	2	—	—	—	2

Net cash used in investing activities	(3,671)	(20,399)	(538)	—	(24,608)

Cash Flow from Financing Activities:
Net repayments of debt	(10,755)	—	(14,819)	—	(25,574)
Transactions involving SS&C Technologies Holdings, Inc. common stock	42	—	—	—	42

Net cash used in financing activities	(10,713)	—	(14,819)	—	(25,532)

Effect of exchange rate changes on cash	—	—	(1,391)	—	(1,391)

Net increase in cash and cash equivalents	1,298	3,196	5,630	—	10,124
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$10,329	$5,180	$13,790	$—	$29,299

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$6,575	$15,107	$13,908	$(29,015)	$6,575
Non-cash adjustments	2,766	1,993	8,314	29,015	42,088
Changes in operating assets and liabilities	8,402	(1,911)	1,903	—	8,394

Net cash provided by operating activities	17,743	15,189	24,125	—	57,057

Cash Flow from Investment Activities:
Intercompany transactions	17,092	(10,152)	(6,940)	—	—
Cash paid for businesses acquired, net of cash acquired	—	(5,127)	(3)	—	(5,130)
Additions to property and equipment and software	(5,977)	(243)	(1,497)	—	(7,717)
Proceeds from sale of property and equipment	7	—	1	—	8

Net cash provided by (used in) investing activities	11,122	(15,522)	(8,439)	—	(12,839)

Cash Flow from Financing Activities:
Net repayments of debt	(22,969)	—	(14,519)	—	(37,488)
Transactions involving SS&C Technologies Holdings, Inc. common stock	80	—	—	—	80

Net cash used in financing activities	(22,889)	—	(14,519)	—	(37,408)

Effect of exchange rate changes on cash	—	—	647	—	647

Net increase (decrease) in cash and cash equivalents	5,976	(333)	1,814	—	7,457
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$9,031	$1,984	$8,160	$—	$19,175

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$1,075	$8,726	$7,354	$(16,080)	$1,075
Non-cash adjustments	837	1,717	4,964	16,080	23,598
Changes in operating assets and liabilities	3,241	3,336	(541)	—	6,036

Net cash provided by operating activities	5,153	13,779	11,777	—	30,709

Cash Flow from Investment Activities:
Intercompany transactions	9,922	(13,013)	3,091	—	—
Cash paid for businesses acquired, net of cash acquired	(13,500)	—	(479)	—	(13,979)
Additions to property and equipment and software	(3,216)	(420)	(1,012)	—	(4,648)
Proceeds from sale of property and equipment	—	—	1	—	1

Net cash provided by (used in) investing activities	(6,794)	(13,433)	1,601	—	(18,626)

Cash Flow from Financing Activities:
Net repayments of debt	(2,314)	—	(14,804)	—	(17,118)
Transactions involving SS&C Technologies, Holdings, Inc. common stock	691	—	—	—	691

Net cash used in financing activities	(1,623)	—	(14,804)	—	(16,427)

Effect of exchange rate changes on cash	—	—	478	—	478

Net increase (decrease) in cash and cash equivalents	(3,264)	346	(948)	—	(3,866)
Cash and cash equivalents, beginning of period	6,319	1,971	7,294	—	15,584

Cash and cash equivalents, end of period	$3,055	$2,317	$6,346	$—	$11,718

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2	.1†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
2	.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)
2	.3†	Asset Purchase Agreement, dated September 30, 2008, by and among SS&C Technologies New Jersey, Inc., Micro Design Services, LLC and, for the limited purposes stated therein, Roman J. Szymansky and Xavier F. Gonzalez is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2008 (File No. 333-135139)
3.1		Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)
3.2		Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Form S-4
4.1		Indenture, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, the Guarantors named on the signature pages thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, including the form of 11 3/4% Senior Subordinated Note due 2013, is incorporated herein by reference to Exhibit 4.1 to the Form S-4
4.2		First Supplemental Indenture, dated as of April 27, 2006, among Cogent Management Inc., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 4.2 to the Form S-4
4.3		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.3 to the Form S-4
4.4		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.4 to the Form S-4
4.5		Registration Rights Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant and the Guarantors named therein, as Issuers, and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Initial Purchasers, is incorporated herein by reference to Exhibit 4.5 to the Form S-4
4.6		Purchase Agreement, dated as of November 17, 2005, between Sunshine Acquisition II, Inc. and the Initial Purchasers named in Schedule I thereto is incorporated herein by reference to Exhibit 4.6 to the Form S-4
4.7		Joinder Agreement, dated as of November 23, 2005, executed by the Registrant, Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.7 to the Form S-4
4.8		Joinder Agreement, dated as of April 27, 2006, executed by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.8 to the Form S-4
10.1		Credit Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, SS&C Technologies Canada Corp., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, is incorporated herein by reference to Exhibit 10.1 to the Form S-4
10.2		Guarantee and Collateral Agreement, dated as of November 23, 2005, made by Sunshine Acquisition Corporation, Sunshine Acquisition II, Inc., the Registrant and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Form S-4

Exhibit
Number		Description of Exhibit

10.3		CDN Guarantee and Collateral Agreement, dated as of November 23, 2005, made by SS&C Technologies Canada Corp. and 3105198 Nova Scotia Company in favor of JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Form S-4
10.4		Assumption Agreement, dated as of April 27, 2006, made by Cogent Management Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.4 to the Form S-4
10	.5*	Stockholders Agreement of Sunshine Acquisition Corporation, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-4
10.6		Registration Rights Agreement, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4
10	.7*	Form of Service Provider Stockholders Agreement of Sunshine Acquisition Corporation by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4
10.8		Management Agreement, dated as of November 23, 2005, between Sunshine Acquisition Corporation, William C. Stone and TC Group, L.L.C. is incorporated herein by reference to Exhibit 10.8 to the Form S-4
10.9		SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., Sunshine Acquisition Corporation and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Form S-4
10	.10*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4
10	.11*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4
10	.12*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4
10	.13*	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 333-135139) (the “August 15, 2006 8-K”)
10	.14*††	Form of Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 333-135139)
10	.15*	Form of Dividend Equivalent Agreement is incorporated herein by reference to Exhibit 10.3 to the August 15, 2006 8-K
10	.16*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10	.17*	Employment Agreement, dated as of November 23, 2005, by and between William C. Stone and Sunshine Acquisition Corporation is incorporated herein by reference to Exhibit 10.13 to the Form S-4
10.18		Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)
10.19		Second Amendment to Lease, dated as of April 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)
10.20		Third Amendment to Lease, effective as of July 1, 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K

Exhibit
Number		Description of Exhibit

10.21		Fourth Amendment to Lease, effective as of June 7, 2005, between the Registrant and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)
10.22		Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q
10.23		First Amendment, dated as of March 6, 2007, to the Credit Agreement, dated as of November 23, 2005, among the Registrant, SS&C Technologies Canada Corp., as CDN Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as lenders, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current on Form 8-K, filed on March 9, 2007 (File No. 333-135139)
10.24		Fifth Amendment to Lease, dated as of November 1, 2006, by and between the Registrant and New Boston Limited Partnership is incorporated herein by reference to Exhibit 10.25 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “Form S-1”)
10	.25*	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the Form S-1
10	.26*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.27 to the Form S-1
10	.27*	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Form S-1
10	.28*	Amendment No. 1, dated April 22, 2008, to the Service Provider Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. is incorporated herein by reference to Exhibit 10.29 to the Form S-1
10.29		Amendment No. 1, dated April 22, 2008, to the Management Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., William C. Stone and TC Group, L.L.C. is incorporated herein by reference to Exhibit 10.30 to the Form S-1
12		Statement of Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
31.1		Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

††	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.