Form 10-Q
period 2009-03-31
SS&C TECHNOLOGIES INC
filed 2009-05-15
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of May 14, 2009.

SS&C TECHNOLOGIES, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$35,537	$29,299
Accounts receivable, net of allowance for doubtful accounts of $1,661 and $1,444, respectively	42,750	38,318
Prepaid expenses and other current assets	4,823	4,327
Deferred income taxes	233	3,777

Total current assets	83,343	75,721

Property and equipment
Leasehold improvements	4,824	4,852
Equipment, furniture, and fixtures	21,444	20,978

	26,268	25,830
Less accumulated depreciation	(12,767)	(11,800)

Net property and equipment	13,501	14,030

Goodwill	816,036	822,409
Intangible and other assets, net of accumulated amortization of $89,322 and $82,520, respectively	207,406	215,193

Total assets	$1,120,286	$1,127,353

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,343	$2,101
Accounts payable	1,882	1,821
Income taxes payable	956	4,898
Accrued employee compensation and benefits	3,872	13,640
Other accrued expenses	10,920	11,561
Interest payable	8,868	2,007
Deferred maintenance and other revenue	40,326	30,844

Total current liabilities	69,167	66,872

Long-term debt, net of current portion	405,157	406,625
Other long-term liabilities	9,587	9,991
Deferred income taxes	50,832	56,612

Total liabilities	534,743	540,100

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	579,007	577,861
Accumulated other comprehensive income	(24,644)	(17,890)
Retained earnings	31,180	27,282

Total stockholder’s equity	585,543	587,253

Total liabilities and stockholder’s equity	$1,120,286	$1,127,353

     See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Revenues:
Software licenses	$5,820	$6,655
Maintenance	15,540	16,357
Professional services	5,196	5,268
Software-enabled services	37,166	40,243

Total revenues	63,722	68,523

Cost of revenues:
Software licenses	2,048	2,299
Maintenance	6,474	6,616
Professional services	3,977	3,560
Software-enabled services	20,573	22,448

Total cost of revenues	33,072	34,923

Gross profit	30,650	33,600

Operating expenses:
Selling and marketing	5,228	4,995
Research and development	5,867	6,964
General and administrative	5,082	5,819

Total operating expenses	16,177	17,778

Operating income	14,473	15,822

Interest expense, net	(9,350)	(10,428)
Other income, net	557	225

Income before income taxes	5,680	5,619
Provision for income taxes	1,782	1,883

Net income	$3,898	$3,736

     See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Cash flow from operating activities:
Net income	$3,898	$3,736

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,573	8,998
Amortization of loan origination costs	570	587
Equity losses in long-term investment	—	39
Loss on sale or disposition of property and equipment	2	1
Deferred income taxes	(2,089)	(485)
Stock-based compensation expense	1,269	1,289
Provision for doubtful accounts	349	250
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(4,223)	(2,992)
Prepaid expenses and other assets	208	(654)
Accounts payable	45	635
Accrued expenses and other liabilities	(3,369)	(2,429)
Income taxes payable	(3,869)	(330)
Deferred maintenance and other revenues	9,668	10,747

Net cash provided by operating activities	11,032	19,392

Cash flow from investing activities:
Additions to property and equipment	(102)	(2,906)
Cash paid for business acquisitions, net of cash acquired	(3,550)	—

Net cash used in investing activities	(3,652)	(2,906)

Cash flow from financing activities:
Repayment of debt	(531)	(10,580)
Transactions involving SS&C Holdings common stock	(123)	131

Net cash used in financing activities	(654)	(10,449)

Effect of exchange rate changes on cash and cash equivalents	(488)	375

Net increase in cash and cash equivalents	6,238	6,412
Cash and cash equivalents, beginning of period	29,299	19,175

Cash and cash equivalents, end of period	$35,537	$25,587

     See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2008 which were included in the Company’s Annual Report on Form 10-K. The December 31, 2008 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the expected results for the full year.
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
3. Equity and Stock-based Compensation
In April 2008, the Board of Directors of Holdings approved a 7.5-for-1 stock split of the common stock of Holdings to be effected in the form of a stock dividend, effective as of April 23, 2008. In January 2009, the Board of Directors of Holdings approved a 1-for-7.5 reverse stock split of the common stock of Holdings to be effected in the form of a stock dividend, effectively reversing the April 2008 forward split. All share data in this Form 10-Q have been retroactively revised to reflect the reverse stock split.
In February 2009, the Board of Directors of Holdings approved the immediate vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2006, 2007 or 2008 and established the Company’s annual EBITDA target range for 2009. As of that date, the Company estimated the weighted-average fair value of the performance-based options that were vested by the Board and those that vest upon the attainment of the 2009 EBITDA target range to be $31.00. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.
During the three months ended March 31, 2009, the Company recorded total stock-based compensation expense of $1.3 million, of which $0.1 million related to the performance-based options that were immediately vested by the Board of Directors of Holdings and $0.3 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 will fall within the targeted range. The annual EBITDA targets for 2010 and 2011 will be determined by the Board of Directors of Holdings at the beginning of each respective year. Time-based options represented the remaining $0.9 million of compensation expense recorded during the three months ended March 31, 2009.

During the three months ended March 31, 2008, the Company recorded total stock-based compensation expense of $1.3 million, of which $0.4 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2008 would fall within the targeted range and $0.9 million related to time-based options.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	2009	2008
Statements of operations classification
Cost of maintenance	$25	$24
Cost of professional services	47	41
Cost of software-enabled services	253	293

Total cost of revenues	325	358

Selling and marketing	237	207
Research and development	134	133
General and administrative	573	591

Total operating expenses	944	931

Total stock-based compensation expense	$1,269	$1,289

A summary of stock option activity as of and for the three months ended March 31, 2009 is as follows:

Shares of Holdings
Under Option
Outstanding at January 1, 2009	1,513,193
Granted	30,005
Cancelled/forfeited	(11,836)
Exercised	(10,225)

Outstanding at March 31, 2009	1,521,137

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
The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$3,898	$3,736
Foreign currency translation losses	(7,105)	(5,987)
Unrealized gains (losses) on interest rate swaps, net of tax	351	(2,566)

Total comprehensive loss	$(2,856)	$(4,817)

5. Debt
At March 31, 2009 and December 31, 2008, debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Senior credit facility, term loan portion, weighted-average interest rate of 3.22% and 3.54%, respectively	$202,055	$203,726
11 3/4% senior subordinated notes due 2013	205,000	205,000
Capital leases	445	—

	407,500	408,726
Current portion of long-term debt	(2,343)	(2,101)

Long-term debt	$405,157	$406,625

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended March 31, 2009 and 2008.

6. Derivatives and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted SFAS 161 during the quarter ended March 31, 2009.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio and follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.
The gains and losses on the Company’s derivative instrument during the three months ended March 31, 2009 were as follows (in thousands):

Income Statement
	Amount of Gain	Classification of the	Amount of Loss
	Recognized	Loss Reclassified from	Recognized
	in AOCI, net of tax	AOCI into Income	in Income
Interest rate swap	$351	Interest Expense	$(839)

The market value of the swaps recorded in accumulated other comprehensive income (AOCI) may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity. As of March 31, 2009, the notional value of the Company’s receive-variable/pay-fixed interest rate swap was $100 million.
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with respect to the valuation of its interest rate swap agreements. The Company did not adopt the provisions of SFAS No. 157 as they relate to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The major categories of assets that are measured at fair value for which the Company has not applied the provisions of SFAS  157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS  157 did not have a material impact on the Company’s results of operations or financial position. In October 2008, the FASB issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which is effective upon issuance for all financial statements that have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The Company has adopted FSP FAS 157-3 effective with this filing. FSP FAS 157-3 does not have a material impact on the Company’s financial position, financial performance or cash flows.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company determines the fair value of its interest rate swaps based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2 under SFAS No. 157. The fair value of the Company’s remaining interest rate swap was a liability of $6.1 million and $6.6 million at March 31, 2009 and December 31, 2008, respectively. Of these amounts, $3.1 million and $3.3 million, respectively, is included in other accrued expenses and $3.0 million and $3.3 million, respectively, is included in other long-term liabilities.
7. Commitments and Contingencies
From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any such litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.
8. Acquisitions
On March 20, 2009, the Company purchased substantially all the assets of Evare, LLC (“Evare”), for approximately $3.5 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. Evare is a managed utility service provider for financial data acquisition, enrichment, transformation and delivery.

The net assets and results of operations of Evare have been included in the Company’s consolidated financial statements from March 21, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of trade name and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The trade name is amortized over approximately seven years, and the contractual relationships are amortized over approximately four years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.
The following summarizes the preliminary allocation of the purchase price for the acquisition of Evare (in thousands):

Accounts receivable, net of $11 reserve	$928
Tangible assets acquired, net of cash received	1,100
Trade name	150
Acquired client relationships and contracts	1,720
Goodwill	487
Deferred revenue	(27)
Other liabilities assumed	(843)

Consideration paid, net of cash received	$3,515

The Company reported revenues of $0.3 million from Evare from the acquisition date through March 31, 2009. The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisition of Evare occurred on January 1, 2008. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2009	2008
Revenues	$65,544	$70,573
Net income	3,950	3,598
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
Revenues by geography were (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$40,930	$39,891
Canada	9,716	11,289
Americas excluding United States and Canada	2,278	2,500
Europe	9,472	13,028
Asia Pacific and Japan	1,326	1,815

	$63,722	$68,523

Revenues by product group were (in thousands):

	Three Months Ended March 31,
	2009	2008
Portfolio management/accounting	$50,413	$54,954
Trading/treasury operations	7,095	7,156
Financial modeling	2,099	2,181
Loan management/accounting	1,268	1,242
Property management	1,269	1,384
Money market processing	833	945
Training	745	661

	$63,722	$68,523

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
Condensed consolidating financial information as of March 31, 2009 and December 31, 2008 and the three months ended March 31, 2009 and 2008 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At March 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$16,768	$5,006	$13,763	$—	$35,537
Accounts receivable, net	21,796	9,493	11,461	—	42,750
Income taxes receivable	10	—	—	(10)	—
Prepaid expenses and other current assets	1,614	708	2,501	—	4,823
Deferred income taxes	565	166	362	(860)	233
Property and equipment, net	8,570	896	4,035	—	13,501
Investment in subsidiaries	132,239	—	—	(132,239)	—
Intercompany balances	123,775	(18,553)	(105,222)	—	—
Deferred taxes, long-term	16,600	8,940	502	(26,042)	—
Goodwill, intangible and other assets, net	744,209	34,973	244,260	—	1,023,442

Total assets	$1,066,146	$41,629	$171,662	$(159,151)	$1,120,286

Current portion of long-term debt	$1,978	$—	$365	$—	$2,343
Accounts payable	497	196	1,189	—	1,882
Accrued expenses and other liabilities	19,223	594	3,843	—	23,660
Income taxes payable	—	863	103	(10)	956
Deferred income taxes	694	166	—	(860)	—
Deferred maintenance and other revenue	26,708	5,355	8,263	—	40,326
Long-term debt, net of current portion	370,311	—	34,846	—	405,157
Other long-term liabilities	4,027	—	5,560	—	9,587
Deferred income taxes, long-term	57,165	8,466	11,243	(26,042)	50,832

Total liabilities	480,603	15,640	65,412	(26,912)	534,743

Stockholder’s equity	585,543	25,989	106,250	(132,239)	585,543

Total liabilities and stockholder’s equity	$1,066,146	$41,629	$171,662	$(159,151)	$1,120,286

	At December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$10,329	$5,180	$13,790	$—	$29,299
Accounts receivable, net	19,945	6,397	11,976	—	38,318
Prepaid expenses and other current assets	1,342	530	2,455	—	4,327
Deferred income taxes	673	92	340	2,672	3,777
Property and equipment, net	8,574	1,007	4,449	—	14,030
Investment in subsidiaries	126,555	—	—	(126,555)	—
Intercompany balances	134,025	(20,441)	(113,584)	—	—
Deferred income taxes, long-term	—	606	489	(1,095)	—
Goodwill, intangible and other assets, net	747,894	35,702	254,006	—	1,037,602

Total assets	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

Current portion of long-term debt	$1,724	$—	$377	$—	$2,101
Accounts payable	448	132	1,241	—	1,821
Accrued expenses	20,127	1,472	5,609	—	27,208
Deferred income taxes	—	125	—	(125)	—
Income taxes payable	1,102	2	3,794	—	4,898
Deferred maintenance and other revenue	20,643	2,788	7,413	—	30,844
Long-term debt, net of current portion	370,551	—	36,074	—	406,625
Other long-term liabilities	4,294	—	5,697	—	9,991
Deferred income taxes, long-term	43,195	—	11,715	1,702	56,612

Total liabilities	462,084	4,519	71,920	1,577	540,100

Stockholder’s equity	587,253	24,554	102,001	(126,555)	587,253

Total liabilities and stockholder’s equity	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

	For the three months ended March 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$26,511	$18,644	$19,033	$(466)	$63,722
Cost of revenue	14,481	11,289	7,768	(466)	33,072

Gross profit	12,030	7,355	11,265	—	30,650
Operating expenses:
Selling & marketing	2,939	990	1,299	—	5,228
Research & development	3,263	802	1,802	—	5,867
General & administrative	3,661	221	1,200	—	5,082

Total operating expenses	9,863	2,013	4,301	—	16,177

Operating income	2,167	5,342	6,964	—	14,473
Interest expense, net	(6,420)	—	(2,930)	—	(9,350)
Other income (expense), net	451	(30)	136	—	557

(Loss) income before income taxes	(3,802)	5,312	4,170	—	5,680
(Benefit) provision for income taxes	(694)	962	1,514	—	1,782
Equity in net income of subsidiaries	7,006	—	—	(7,006)	—

Net income	$3,898	$4,350	$2,656	$(7,006)	$3,898

	For the three months ended March 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$29,139	$17,798	$22,064	$(478)	$68,523
Cost of revenue	15,682	10,438	9,281	(478)	34,923

Gross profit	13,457	7,360	12,783	—	33,600
Operating expenses:
Selling & marketing	3,082	332	1,581	—	4,995
Research & development	3,505	1,119	2,340	—	6,964
General & administrative	4,040	174	1,605	—	5,819

Total operating expenses	10,627	1,625	5,526	—	17,778

Operating income	2,830	5,735	7,257	—	15,822
Interest expense, net	(6,308)	—	(4,120)	—	(10,428)
Other income (expense), net	(193)	48	370	—	225

(Loss) income before income taxes	(3,671)	5,783	3,507	—	5,619
(Benefit) provision for income taxes	(525)	1,226	1,182	—	1,883
Equity in net income of subsidiaries	6,882	—	—	(6,882)	—

Net income	$3,736	$4,557	$2,325	$(6,882)	$3,736

	For the three months ended March 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$3,898	$4,350	$2,656	$(7,006)	$3,898
Non-cash adjustments	(1,366)	827	2,207	7,006	8,674
Changes in operating assets and liabilities	3,274	(430)	(4,384)	—	(1,540)

Net cash provided by operating activities	5,806	4,747	479	—	11,032

Cash Flow from Investment Activities:
Intercompany transactions	4,734	(4,879)	145	—	—
Cash paid for business acquisitions, net	(3,514)	(36)	—	—	(3,550)
Additions to property and equipment	(24)	(6)	(72)	—	(102)

Net cash provided by (used in) investing activities	1,196	(4,921)	73	—	(3,652)

Cash Flow from Financing Activities:
Net repayments of debt	(440)	—	(91)	—	(531)
Transactions involving SS&C Holdings common stock	(123)	—	—	—	(123)

Net cash used in financing activities	(563)	—	(91)	—	(654)

Effect of exchange rate changes on cash	—	—	(488)	—	(488)

Net increase (decrease) in cash and cash equivalents	6,439	(174)	(27)	—	6,238
Cash and cash equivalents, beginning of period	10,329	5,180	13,790	—	29,299

Cash and cash equivalents, end of period	$16,768	$5,006	$13,763	$—	$35,537

	For the three months ended March 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$3,736	$4,557	$2,325	$(6,882)	$3,736
Non-cash adjustments	691	534	2,572	6,882	10,679
Changes in operating assets and liabilities	4,036	997	(56)	—	4,977

Net cash provided by operating activities	8,463	6,088	4,841	—	19,392

Cash Flow from Investment Activities:
Intercompany transactions	7,035	(5,915)	(1,120)	—	—
Additions to property and equipment	(682)	(1,514)	(710)	—	(2,906)

Net cash provided by (used in) investing activities	6,353	(7,429)	(1,830)	—	(2,906)

Cash Flow from Financing Activities:
Net repayments of debt	(5,441)	—	(5,139)	—	(10,580)
Transactions involving SS&C Holdings common stock	131	—	—	—	131

Net cash used in financing activities	(5,310)	—	(5,139)	—	(10,449)

Effect of exchange rate changes on cash	—	—	375	—	375

Net increase (decrease) in cash and cash equivalents	9,506	(1,341)	(1,753)	—	6,412
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$18,537	$643	$6,407	$—	$25,587

12. Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies are described in our annual filing on Form 10-K and include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-based compensation
Results of Operations for the Three Months Ended March 31, 2009 and 2008
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three months ended March 31,		Percentage
	2009	2008	Change
Revenues:
Software licenses	$5,820	$6,655	-13%
Maintenance	15,540	16,357	-5%
Professional services	5,196	5,268	-1%
Software-enabled services	37,166	40,243	-8%

Total revenues	$63,722	$68,523	-7%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended March 31,
	2009	2008
Revenues:
Software licenses	9%	10%
Maintenance	25%	24%
Professional services	8%	7%
Software-enabled services	58%	59%

Total revenues	100%	100%
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
Revenues for the three months ended March 31, 2009 were $63.7 million, decreasing 7% from $68.5 million in the same period in 2008. The decrease in revenues in the three months ended March 31, 2009 includes the unfavorable impact from foreign currency translation of $4.2 million resulting from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro. This impact was partially offset by revenues from products and services that we acquired through our acquisitions of MDS in October 2008 and Evare in March 2009, which added $2.0 million in the aggregate. Excluding these items, revenues for businesses and products that we have owned for at least 12 months, or organic revenues, decreased 3.8%. Contributing to this decrease was a decline of $3.3 million in our software-enabled services revenues. Maintenance revenues, software license revenues and professional services revenues decreased $1.4 million, $1.3 million and $0.8 million, respectively.
Software Licenses. Software license revenues were $5.8 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively. Revenues of $0.4 million from acquisitions partially offset a decrease of $1.3 million in organic software license revenues. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended March 31, 2009, the average size of perpetual license transactions increased from those for the three months ended March 31, 2008, however the number of transactions was fewer. Revenues from term licenses increased approximately 5% from the prior year period. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $15.5 million and $16.4 million for the three months ended March 31, 2009 and 2008, respectively. Organic maintenance revenues decreased $1.4 million, partially due to the unfavorable impact of foreign currency translation. Additionally, client maintenance renewals and annual maintenance fee increases, which are generally tied to the percentage change in the consumer price index, were not as favorable as they have been historically. These decreases were partially offset by acquisitions, which contributed $0.5 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.2 million and $5.3 million for the three months ended March 31, 2009 and 2008, respectively. Revenues of $0.7 million from acquisitions partially offset a decrease of $0.8 million in organic professional services revenues. The decrease of $0.8 million was primarily due to one significant professional services project that commenced during the first quarter of 2008 and was completed during 2008. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $37.2 million and $40.2 million for the three months ended March 31, 2009 and 2008, respectively. Organic software-enabled services revenues decreased $3.3 million as our clients experienced the impact of the economic downturn, their assets under management declined and redemptions exceeded in-flows at money managers and hedge funds. The unfavorable impact of foreign currency translation also contributed to the decrease. These decreases were partially offset by our March 2009 acquisition of Evare, which added $0.3 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.
Cost of Revenues
The total cost of revenues was $33.1 million and $34.9 million for the three months ended March 31, 2009 and 2008, respectively. The gross margin was 48% for the three months ended March 31, 2009 compared to 49% for the comparable period in 2008. Primarily as a result of our workforce reduction in the fourth quarter of 2008, we reduced our costs of revenues by $2.3 million, mainly in cost of software-enabled services revenues, as we aligned our costs with the anticipated decline in revenues. Amortization expense decreased by $0.4 million, as a lower percentage of current revenues was deemed associated with technology that existed at the date of the Transaction. These cost reductions were partially offset by our acquisitions, which added costs of $0.9 million.

Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses was $2.0 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cost of software license revenues was primarily due to a decrease in amortization expense, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction. Cost of software license revenues as a percentage of such revenues was 35% for both the 2009 and 2008 periods.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.5 million and $6.6 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in costs was due to reductions of $0.2 million, primarily personnel-related, partially offset by acquisitions, which added $0.1 million in costs. Cost of maintenance revenues as a percentage of these revenues was 42% for the three months ended March 31, 2009 compared to 40% for the three months ended March 31, 2008.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $4.0 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively. Our acquisitions added $0.7 million in costs, partially offset by a reduction of $0.3 million in costs.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $20.6 million and $22.4 million for the three months ended March 31, 2009 and 2008, respectively. Primarily as a result of our workforce reduction in the fourth quarter of 2008, we reduced our costs by $1.7 million. Additionally, amortization of intangible assets decreased by $0.2 million. These decreases were partially offset by our acquisitions, which added $0.1 million in costs.
Operating Expenses
Total operating expenses were $16.2 million and $17.8 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in total operating expenses was primarily due to a reduction of $2.2 million in costs, as we reduced spending in anticipation of the decrease in organic revenues. Our acquisitions of MDS and Evare added $0.4 million in costs, and amortization expense increased by $0.2 million. Total operating expenses as a percentage of total revenues decreased to 25% for the three months ended March 31, 2009 from 26% for the three months ended March 31, 2008.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $5.2 million and $5.0 million for the three months ended March 31, 2009 and 2008, respectively, representing 8% and 7% of total revenues in those periods, respectively. The increase in selling and marketing expenses was primarily due to an increase of $0.2 million in amortization expense. Additionally, a reduction of $0.3 million in costs was offset by our acquisitions, which added $0.3 million in costs.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $5.9 million and $7.0 million for the three months ended March 31, 2009 and 2008, respectively, representing 9% and 10% of total revenues in those periods, respectively. A decrease of $1.2 million in costs was partially offset by our acquisitions, which added $0.1 million in costs.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.1 million and $5.8 million for the three months ended March 31, 2009 and 2008, respectively, representing 8% of total revenues in each of those periods. The decrease in general and administrative expenses was primarily related to a reduction of $0.7 million in costs, primarily personnel-related and information technology costs.

Interest Expense. Net interest expense for the three months ended March 31, 2009 and 2008 was $9.4 million and $10.4 million, respectively, and primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense is due to a decrease in outstanding debt and lower average interest rates for the period.
Other Income, Net. Other income, net for the three months ended March 31, 2009 and 2008 consists primarily of foreign currency gains.
Provision for Income Taxes. We had effective tax rates of 31.4% and 33.5% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate for the balance of the year is expected to be between 30% and 35%.
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
Our cash and cash equivalents at March 31, 2009 were $35.5 million, an increase of $6.2 million from $29.3 million at December 31, 2008. Cash provided by operations was partially offset by net repayments of debt, cash used for an acquisition and capital expenditures.
Net cash provided by operating activities was $11.0 million for the three months ended March 31, 2009. Cash provided by operating activities was primarily due to net income of $3.9 million adjusted for non-cash items of $8.7 million partally offset by changes in our working capital accounts totaling $1.6 million. The changes in our working capital accounts were driven by an increase in accounts receivable, and decreases in accrued expenses and income taxes payable, partially offset by an increase in deferred revenues. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to an increase in days’ sales outstanding. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses, offset in part by an increase in interest payable related to our notes.
Investing activities used net cash of $3.7 million for the three months ended March 31, 2009, primarily related to the $3.5 million cash paid for our acquisition of Evare, LLC.
Financing activities used net cash of $0.7 million for the three months ended March 31, 2009, representing net repayments of debt under our senior credit facilities and the repurchase of Holdings’ common stock in connection with stock option exercises.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $2.1 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at March 31, 2009.
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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of March 31, 2009, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, our senior credit facilities require that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

			Twelve
			Months Ended
	Three Months Ended March 31,		March 31
	2009	2008	2009
Net income	$3,898	$3,736	$18,963
Interest expense	9,350	10,428	40,052
Income taxes	1,782	1,883	7,045
Depreciation and amortization	8,573	8,998	34,613

EBITDA	23,603	25,045	100,673
Purchase accounting adjustments (1)	(51)	(79)	(261)
Unusual or non-recurring charges (2)	(472)	(225)	1,233
Acquired EBITDA and cost savings (3)	221	—	2,015
Stock-based compensation	1,269	1,289	7,303
Capital-based taxes	334	416	1,130
Other (4)	345	393	1,298

Consolidated EBITDA	$25,249	$26,839	$113,391

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, expenses related to the withdrawn public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for year ending December 31, 2009 limits expenditures to $16.9 million. Actual capital expenditures through March 31, 2009 were $0.1 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended March 31, 2009 are as follows:

	Covenant	Actual
	Requirements	Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	5.50x	3.33x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.00x	3.00x
Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At March 31, 2009, excluding capital leases, we had total debt of $407.1 million, including $202.1 million of variable interest rate debt. We have entered into an interest rate swap agreement having a notional value of $100 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.
At March 31, 2009, $35.2 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
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
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.
Date: May 15, 2009	By:	/s/ Patrick J. Pedonti
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