Form 10-Q
period 2009-06-30
SS&C TECHNOLOGIES INC
filed 2009-08-14
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of August 13, 2009.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$39,067	$29,299
Accounts receivable, net of allowance for doubtful accounts of $1,706 and $1,444, respectively	37,854	38,318
Prepaid expenses and other current assets	4,196	4,327
Deferred income taxes	373	3,777

Total current assets	81,490	75,721

Property and equipment
Leasehold improvements	4,986	4,852
Equipment, furniture, and fixtures	22,657	20,978

	27,643	25,830
Less accumulated depreciation	(14,528)	(11,800)

Net property and equipment	13,115	14,030

Goodwill	834,013	822,409
Intangible and other assets, net of accumulated amortization of $98,601 and $82,520, respectively	209,261	215,193

Total assets	$1,137,879	$1,127,353

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,293	$2,101
Accounts payable	1,749	1,821
Income taxes payable	2,232	4,898
Accrued employee compensation and benefits	6,883	13,640
Other accrued expenses	11,848	11,561
Interest payable	2,007	2,007
Deferred maintenance and other revenue	36,226	30,844

Total current liabilities	63,238	66,872

Long-term debt, net of current portion	407,554	406,625
Other long-term liabilities	8,960	9,991
Deferred income taxes	48,550	56,612

Total liabilities	528,302	540,100

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	580,472	577,861
Accumulated other comprehensive income	(5,566)	(17,890)
Retained earnings	34,671	27,282

Total stockholder’s equity	609,577	587,253

Total liabilities and stockholder’s equity	$1,137,879	$1,127,353

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Software licenses	$3,983	$6,029	$9,803	$12,684
Maintenance	16,066	16,281	31,606	32,638
Professional services	5,393	8,111	10,589	13,379
Software-enabled services	41,809	41,774	78,975	82,017

Total revenues	67,251	72,195	130,973	140,718

Cost of revenues:
Software licenses	2,123	2,307	4,171	4,606
Maintenance	6,853	6,644	13,327	13,260
Professional services	3,512	4,572	7,489	8,132
Software-enabled services	22,033	22,893	42,606	45,341

Total cost of revenues	34,521	36,416	67,593	71,339

Gross profit	32,730	35,779	63,380	69,379

Operating expenses:
Selling and marketing	5,039	4,945	10,267	9,940
Research and development	6,757	6,780	12,624	13,744
General and administrative	5,099	6,778	10,181	12,597

Total operating expenses	16,895	18,503	33,072	36,281

Operating income	15,835	17,276	30,308	33,098

Interest expense, net	(9,294)	(10,409)	(18,644)	(20,837)
Other expense, net	(1,479)	(1,004)	(922)	(779)

Income before income taxes	5,062	5,863	10,742	11,482
Provision for income taxes	1,571	2,077	3,353	3,960

Net income	$3,491	$3,786	$7,389	$7,522

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flow from operating activities:
Net income	$7,389	$7,522

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,598	17,724
Amortization of loan origination costs	1,145	1,173
Equity losses on long-term investment	—	1,039
Loss on sale or disposal of property and equipment	3	1
Deferred income taxes	(5,628)	(5,732)
Stock-based compensation expense	2,794	3,308
Provision for doubtful accounts	327	395
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,649	(3,148)
Prepaid expenses and other assets	1,634	(641)
Accounts payable	(145)	538
Accrued expenses	(7,136)	(5,668)
Income taxes payable	(2,549)	2,717
Deferred maintenance and other revenues	3,824	5,784

Net cash provided by operating activities	20,905	25,012

Cash flow from investing activities:
Additions to property and equipment	(621)	(4,125)
Proceeds from sale of property and equipment	3	2
Cash paid for business acquisitions, net of cash acquired	(10,327)	—

Net cash used in investing activities	(10,945)	(4,123)

Cash flow from financing activities:
Repayment of debt	(1,153)	(11,159)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(184)	269

Net cash used in financing activities	(1,337)	(10,890)

Effect of exchange rate changes on cash	1,145	336

Net increase in cash and cash equivalents	9,768	10,335
Cash and cash equivalents, beginning of period	29,299	19,175

Cash and cash equivalents, end of period	$39,067	$29,510

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of June 30, 2009, the results of its operations for the three months and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2008 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2008 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the expected results for the full year.
2. The Transaction
SS&C Technologies, Inc. (the “Company” or “SS&C”) was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc. (“Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group (“Carlyle”) and formerly known as Sunshine Acquisition Corporation. The acquisition was accomplished through the merger of Sunshine Merger Corporation into the Company, with the Company being the surviving company and a wholly-owned subsidiary of Holdings (the “Transaction”).
3. Equity and Stock-based Compensation
In April 2008, the Board of Directors of Holdings approved a 7.5-for-1 stock split of the common stock of Holdings to be effected in the form of a stock dividend, effective as of April 23, 2008. In November 2008, the Board of Directors of Holdings approved a 1-for-7.5 reverse stock split of the common stock of Holdings, effectively reversing the April 2008 forward split. All share data in this Form 10-Q have been retroactively revised to reflect the reverse stock split.
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
During the three months ended June 30, 2009, the Company recorded total stock-based compensation expense of $1.5 million, of which $0.7 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 will fall within the targeted range and $0.8 million related to time-based options. During the six months ended June 30, 2009, the Company recorded total stock-based compensation expense of $2.8 million, of which $1.0 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 will fall within the targeted range and $0.1 million related to the performance-based options that were immediately vested by the Board of Directors of Holdings in February. Time-based options represented the remaining $1.7 million of compensation expense recorded during the six months ended June 30, 2009. The annual EBITDA targets for 2010 and 2011 will be determined by the Board of Directors of Holdings at the beginning of each respective year.

During the three months and six months ended June 30, 2008, the Company recorded compensation expense of $1.1 million and $1.6 million, respectively, related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2008 would fall within the targeted range. Additionally, the Company recorded compensation expense of $0.9 million and $1.7 million related to time-based options during the three months and six months ended June 30, 2008, respectively.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statements of operations classification:
Cost of maintenance	$31	$38	$56	$62
Cost of professional services	57	66	104	107
Cost of software-enabled services	307	460	560	753

Total cost of revenues	395	564	720	922

Selling and marketing	258	323	495	530
Research and development	164	211	298	344
General and administrative	708	921	1,281	1,512

Total operating expenses	1,130	1,455	2,074	2,386

Total stock-based compensation expense	$1,525	$2,019	$2,794	$3,308

A summary of stock option activity as of and for the six months ended June 30, 2009 is as follows:

Shares of Holdings
Under Option
Outstanding at January 1, 2009	1,513,193
Granted	30,005
Cancelled/forfeited	(19,907)
Exercised	(24,533)

Outstanding at June 30, 2009	1,498,758

4. Comprehensive Income
Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.
The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,491	$3,786	$7,389	$7,522
Foreign currency translation gains (losses)	18,646	844	11,541	(5,143)
Unrealized gains (losses) on interest rate swaps, net of tax	432	2,323	783	(243)

Total comprehensive income	$22,569	$6,953	$19,713	$2,136

5. Debt
At June 30, 2009 and December 31, 2008, debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Senior credit facility, term loan portion, weighted-average interest rate of 2.59% and 3.54%, respectively	$204,491	$203,726
11 3/4% senior subordinated notes due 2013	205,000	205,000
Capital leases	356	—

	409,847	408,726
Current portion of long-term debt	(2,293)	(2,101)

Long-term debt	$407,554	$406,625

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended June 30, 2009 and 2008. Capitalized financing costs of $1.1 million and $1.2 million were amortized to interest expense during the six months ended June 30, 2009 and 2008, respectively.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $200.9 million and $180.2 million at June 30, 2009 and December 31, 2008, respectively. The estimated fair value of the Company’s senior subordinated notes was based on quoted market prices and is presented to satisfy the disclosure requirements of SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”).
6. Derivatives and Hedging Activities
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted SFAS 161 during the quarter ended March 31, 2009.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio and follows the provisions of SFAS No. 133, which requires that all derivative instruments be recorded on the balance sheet at fair value.
Quarterly variable interest payments were recognized as an increase in interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest rate swaps	$907	$813	$1,746	$731
Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). For the three months and six months ended June 30, 2008 and 2009, the change in the fair value of the interest rate swaps was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amount of gain (loss) recognized in AOCI, net of tax	$432	$2,323	$783	$(243)
The market value of the swaps recorded in AOCI may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity. As of June 30, 2009, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100 million.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with respect to the valuation of its interest rate swap agreements. The Company did not adopt the provisions of SFAS No. 157 as they relate to nonfinancial assets pursuant to FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”. The major categories of assets that are measured at fair value for which the Company has not applied the provisions of SFAS No. 157 include the measurement of fair value in the first step of a goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position. In October 2008, the FASB issued FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which is effective upon issuance for all financial statements that have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial position, financial performance or cash flows.
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
The Company determines the fair value of its interest rate swaps based on the amount at which each could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2 under SFAS No. 157. The fair value of the Company’s remaining interest rate swap was a liability of $5.4 million and $6.6 million at June 30, 2009 and December 31, 2008, respectively. Of these amounts, $3.6 million and $3.3 million, respectively, is included in other accrued expenses and $1.8 million and $3.3 million, respectively, is included in other long-term liabilities.
7. Commitments and Contingencies
On May 1, 2009, the Company and its parent, SS&C Technologies Holdings, Inc. (collectively “SS&C”) were served with a class action and verified derivative complaint filed against them and other defendants in the U.S. District Court for the Southern District of New York in In re Tremont Securities Law, State Law and Insurance Litigation. On June 4, 2009, SS&C filed a motion to dismiss the plaintiffs’ claims, on which the court has not yet ruled. Subsequent to SS&C’s filing of the motion to dismiss, the plaintiffs offered to dismiss their claims against SS&C without prejudice, subject to agreement on the terms and execution of a stipulation of dismissal and tolling agreement (extending the statute of limitations on the plaintiffs’ claims for a limited period) and approval of the court. The plaintiffs’ derivative claims against SS&C alleged breach of fiduciary duty and professional negligence in its duties as administrator to two of the Rye group of funds, which the plaintiffs alleged provided Bernard L. Madoff with infusions of assets and were operated through defendant Tremont Group Holdings, Inc. as part of the MassMutual Financial Group. The plaintiffs’ complaint sought class certification, compensatory damages against all defendants, jointly and severally, prejudgment interest, punitive damages and costs.
From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any such litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.
8. Acquisitions
On March 20, 2009, the Company purchased substantially all the assets of Evare, LLC (“Evare”), for approximately $3.5 million in cash, plus the assumption of certain liabilities. Evare is a managed utility service provider for financial data acquisition, enrichment, transformation and delivery.
The net assets and results of operations of Evare have been included in the Company’s consolidated financial statements from March 21, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of trade name and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The trade name is amortized over approximately seven years, and the contractual relationships are amortized over approximately four years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.
On May 29, 2009, the Company purchased the assets and related business associated with Unisys Corporation’s MAXIMIS software (“MAXIMIS”) for approximately $6.9 million in cash, plus the assumption of certain liabilities. MAXIMIS is a real-time, intranet-enabled investment accounting application with comprehensive support for domestic and international securities trading.
The net assets and results of operations of MAXIMIS have been included in the Company’s consolidated financial statements from May 29, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately 5.5 years, the trade name is amortized over approximately 7.5 years, and the contractual relationships are amortized over approximately 6.5 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.
The following summarizes the allocation of the purchase price for the acquisitions of MAXIMIS and Evare (in thousands):

	MAXIMIS	Evare

Accounts receivable, net of $11 reserve for Evare	$—	$928
Tangible assets acquired, net of cash received	143	1,090
Completed technology	1,485	—
Trade name	110	150
Acquired client relationships and contracts	5,420	1,720
Goodwill	766	500
Deferred revenue	(910)	(28)
Other liabilities assumed	(108)	(810)

Consideration paid, net of cash received	$6,906	$3,550

The Company reported revenues of $0.5 million and $2.5 million from MAXIMIS and Evare, respectively, from their respective acquisition dates through June 30, 2009. The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of MAXIMIS and Evare occurred at the beginning of the periods presented. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$68,481	$75,782	$134,025	$147,865
Net income	4,266	4,505	8,216	8,770
During the three months ended June 30, 2009, the Company received a $0.1 million reimbursement from the escrow account established in connection with the acquisition of Micro Design Services, LLC (“MDS”) in October 2008.
9. Goodwill
The change in the carrying value of goodwill for the six months ended June 30, 2009 was as follows (in thousands):

Balance at December 31, 2008	$822,409
2009 acquisitions	1,266
Adjustments to previous acquisitions	(129)
Effect of foreign currency translation	10,467
Balance at June 30, 2009	$834,013
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
Revenues by geography were (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
United States	$43,205	$42,306	$84,135	$82,197
Canada	9,947	11,742	19,663	23,031
Americas excluding United States and Canada	972	480	3,250	2,980
Europe	10,353	15,336	19,825	28,364
Asia Pacific and Japan	2,774	2,331	4,100	4,146

	$67,251	$72,195	$130,973	$140,718

Revenues by product group were (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Portfolio management/accounting	$55,101	$58,995	$106,490	$114,420
Trading/treasury operations	5,958	6,780	12,076	13,465
Financial modeling	2,197	2,305	4,296	4,486
Loan management/accounting	1,022	1,159	2,290	2,401
Property management	1,222	1,391	2,492	2,775
Money market processing	1,068	815	1,901	1,760
Training	683	750	1,428	1,411

	$67,251	$72,195	$130,973	$140,718

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
Condensed consolidating financial information as of June 30, 2009 and December 31, 2008 and the three months and six months ended June 30, 2009 and 2008 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At June 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$12,766	$3,978	$22,323	$—	$39,067
Accounts receivable, net	22,151	5,787	9,916	—	37,854
Income taxes receivable	833	—	—	(833)	—
Prepaid expenses and other current assets	1,209	640	2,347	—	4,196
Deferred income taxes	—	92	343	(62)	373
Property and equipment, net	8,177	802	4,136	—	13,115
Investment in subsidiaries	146,060	—	—	(146,060)	—
Intercompany balances	126,329	(11,230)	(115,099)	—	—
Deferred taxes, long-term	—	365	408	(773)	—
Goodwill, intangible and other assets, net	745,698	34,370	263,206	—	1,043,274

Total assets	$1,063,223	$34,804	$187,580	$(147,728)	$1,137,879

Current portion of long-term debt	$1,898	$—	$395	$—	$2,293
Accounts payable	788	108	853	—	1,749
Accrued expenses and other liabilities	15,312	1,155	4,271	—	20,738
Income taxes payable	—	1,721	1,344	(833)	2,232
Deferred income taxes	9	53	—	(62)	—
Deferred maintenance and other revenue	24,704	4,475	7,047	—	36,226
Long-term debt, net of current portion	369,871	—	37,683	—	407,554
Other long-term liabilities	2,869	—	6,091	—	8,960
Deferred income taxes, long-term	38,195	—	11,128	(773)	48,550

Total liabilities	453,646	7,512	68,812	(1,668)	528,302

Stockholder’s equity	609,577	27,292	118,768	(146,060)	609,577

Total liabilities and stockholder’s equity	$1,063,223	$34,804	$187,580	$(147,728)	$1,137,879

	At December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$10,329	$5,180	$13,790	$—	$29,299
Accounts receivable, net	19,945	6,397	11,976	—	38,318
Prepaid expenses and other current assets	1,342	530	2,455	—	4,327
Deferred income taxes	673	92	340	2,672	3,777
Property and equipment, net	8,574	1,007	4,449	—	14,030
Investment in subsidiaries	126,555	—	—	(126,555)	—
Intercompany balances	134,025	(20,441)	(113,584)	—	—
Deferred income taxes, long-term	—	606	489	(1,095)	—
Goodwill, intangible and other assets, net	747,894	35,702	254,006	—	1,037,602

Total assets	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

Current portion of long-term debt	$1,724	$—	$377	$—	$2,101
Accounts payable	448	132	1,241	—	1,821
Accrued expenses	20,127	1,472	5,609	—	27,208
Deferred income taxes	—	125	—	(125)	—
Income taxes payable	1,102	2	3,794	—	4,898
Deferred maintenance and other revenue	20,643	2,788	7,413	—	30,844
Long-term debt, net of current portion	370,551	—	36,074	—	406,625
Other long-term liabilities	4,294	—	5,697	—	9,991
Deferred income taxes, long-term	43,195	—	11,715	1,702	56,612

Total liabilities	462,084	4,519	71,920	1,577	540,100

Stockholder’s equity	587,253	24,554	102,001	(126,555)	587,253

Total liabilities and stockholder’s equity	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

	For the three months ended June 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$28,512	$18,340	$20,806	$(407)	$67,251
Cost of revenue	16,154	11,569	7,205	(407)	34,521

Gross profit	12,358	6,771	13,601	—	32,730
Operating expenses:
Selling & marketing	3,078	590	1,371	—	5,039
Research & development	4,034	885	1,838	—	6,757
General & administrative	4,051	260	788	—	5,099

Total operating expenses	11,163	1,735	3,997	—	16,895

Operating income	1,195	5,036	9,604	—	15,835
Interest expense, net	(6,394)	—	(2,900)	—	(9,294)
Other (expense) income, net	178	(303)	(1,354)	—	(1,479)

(Loss) income before income taxes	(5,021)	4,733	5,350	—	5,062
(Benefit) provision for income taxes	(1,461)	928	2,104	—	1,571
Equity in net income of subsidiaries	7,051	—	—	(7,051)	—

Net income	$3,491	$3,805	$3,246	$(7,051)	$3,491

	For the three months ended June 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$29,241	$19,027	$24,207	$(280)	$72,195
Cost of revenue	16,585	11,112	8,999	(280)	36,416

Gross profit	12,656	7,915	15,208	—	35,779
Operating expenses:
Selling & marketing	3,087	409	1,449	—	4,945
Research & development	3,651	1,073	2,056	—	6,780
General & administrative	4,509	255	2,014	—	6,778

Total operating expenses	11,247	1,737	5,519	—	18,503

Operating income	1,409	6,178	9,689	—	17,276
Interest expense, net	(6,633)	—	(3,776)	—	(10,409)
Other (expense) income, net	(998)	(37)	31	—	(1,004)

(Loss) income before income taxes	(6,222)	6,141	5,944	—	5,863
(Benefit) provision for income taxes	(1,206)	1,442	1,841	—	2,077
Equity in net income of subsidiaries	8,802	—	—	(8,802)	—

Net income	$3,786	$4,699	$4,103	$(8,802)	$3,786

	For the six months ended June 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$55,023	$36,984	$39,839	$(873)	$130,973
Cost of revenue	30,635	22,858	14,973	(873)	67,593

Gross profit	24,388	14,126	24,866	—	63,380
Operating expenses:
Selling & marketing	6,017	1,580	2,670	—	10,267
Research & development	7,297	1,687	3,640	—	12,624
General & administrative	7,712	481	1,988	—	10,181

Total operating expenses	21,026	3,748	8,298	—	33,072

Operating income	3,362	10,378	16,568	—	30,308
Interest expense, net	(12,814)	—	(5,830)	—	(18,644)
Other (expense) income, net	629	(333)	(1,218)	—	(922)

Income (loss) before income taxes	(8,823)	10,045	9,520	—	10,742
(Benefit) provision for income taxes	(2,155)	1,890	3,618	—	3,353
Equity in net income of subsidiaries	14,057	—	—	(14,057)	—

Net income	$7,389	$8,155	$5,902	$(14,057)	$7,389

	For the six months ended June 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$58,380	$36,825	$46,271	$(758)	$140,718
Cost of revenue	32,267	21,550	18,280	(758)	71,339

Gross profit	26,113	15,275	27,991	—	69,379
Operating expenses:
Selling & marketing	6,169	741	3,030	—	9,940
Research & development	7,156	2,192	4,396	—	13,744
General & administrative	8,549	429	3,619	—	12,597

Total operating expenses	21,874	3,362	11,045	—	36,281

Operating income	4,239	11,913	16,946	—	33,098
Interest expense, net	(12,941)	—	(7,896)	—	(20,837)
Other (expense) income, net	(1,191)	11	401	—	(779)

Income (loss) before income taxes	(9,893)	11,924	9,451	—	11,482
(Benefit) provision for income taxes	(1,731)	2,668	3,023	—	3,960
Equity in net income of subsidiaries	15,684	—	—	(15,684)	—

Net income	$7,522	$9,256	$6,428	$(15,684)	$7,522

	For the six months ended June 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$7,389	$8,155	$5,902	$(14,057)	$7,389
Non-cash adjustments	(2,881)	1,689	3,374	14,057	16,239
Changes in operating assets and liabilities	(4,446)	3,647	(1,924)	—	(2,723)

Net cash provided by operating activities	62	13,491	7,352	—	20,905

Cash Flow from Investment Activities:
Intercompany transactions	14,364	(14,793)	429	—	—
Additions to property and equipment	(388)	(29)	(204)	—	(621)
Cash paid for business acquisitions, net of cash acquired	(10,456)	129	—	—	(10,327)
Proceeds from sale of property and equipment	—	—	3	—	3

Net cash provided by (used in) investing activities	3,520	(14,693)	228	—	(10,945)

Cash Flow from Financing Activities:
Net repayments of debt	(961)	—	(192)	—	(1,153)
Transactions involving SS&C Technologies
Holdings, Inc. common stock	(184)	—	—	—	(184)

Net cash used in financing activities	(1,145)	—	(192)	—	(1,337)

Effect of exchange rate changes on cash	—	—	1,145	—	1,145

Net increase (decrease) in cash and cash equivalents	2,437	(1,202)	8,533	—	9,768
Cash and cash equivalents, beginning of period	10,329	5,180	13,790	—	29,299

Cash and cash equivalents, end of period	$12,766	$3,978	$22,323	$—	$39,067

	For the six months ended June 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$7,522	$9,256	$6,428	$(15,684)	$7,522
Non-cash adjustments	(3,131)	1,158	4,197	15,684	17,908
Changes in operating assets and liabilities	(3,277)	1,424	1,435	—	(418)

Net cash provided by operating activities	1,114	11,838	12,060	—	25,012

Cash Flow from Investment Activities:
Intercompany transactions	12,053	(12,135)	82	—	—
Additions to property and equipment	(1,737)	(547)	(1,841)	—	(4,125)
Proceeds from sale of property and equipment	2	—	—	—	2

Net cash provided by (used in) investing activities	10,318	(12,682)	(1,759)	—	(4,123)

Cash Flow from Financing Activities:
Net repayments of debt	(5,883)	—	(5,276)	—	(11,159)
Transactions involving SS&C Technologies
Holdings, Inc. common stock	269	—	—	—	269

Net cash used in financing activities	(5,614)	—	(5,276)	—	(10,890)

Effect of exchange rate changes on cash	—	—	336	—	336

Net increase (decrease) in cash and cash equivalents	5,818	(844)	5,361	—	10,335
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$14,849	$1,140	$13,521	$—	$29,510

12. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective beginning for periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s results of operations, cash flows or financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Bulletin (“APB”) 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The Company adopted FSP FAS 107-1 effective with this filing and such adoption did not have a material impact on its condensed consolidated financial statements.

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
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies are described in our annual filing on Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-based compensation
Results of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2008	Change	2009	2008	Change
Revenues:
Software licenses	$3,983	$6,029	-34%	$9,803	$12,684	-23%
Maintenance	16,066	16,281	-1%	31,606	32,638	-3%
Professional services	5,393	8,111	-34%	10,589	13,379	-21%
Software-enabled services	41,809	41,774	0%	78,975	82,017	-4%

Total revenues	$67,251	$72,195	-7%	$130,973	$140,718	-7%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Software licenses	6%	8%	8%	9%
Maintenance	24%	23%	24%	23%
Professional services	8%	11%	8%	10%
Software-enabled services	62%	58%	60%	58%
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
Revenues for the three months ended June 30, 2009 were $67.3 million, decreasing 7% from $72.2 million in the same period in 2008. The decrease in revenues in the three months ended June 30, 2009 includes the unfavorable impact from foreign currency translation of $3.0 million resulting from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro. This impact was offset by revenues from products and services that we acquired through our acquisitions of MDS in October 2008, Evare in March 2009 and Maximis in May 2009, which added $4.1 million in revenues in the aggregate. Excluding these items, revenues for businesses and products that we have owned for at least 12 months, or organic revenues, decreased 8.3%. Revenues for the six months ended June 30, 2009 were $131.0 million, decreasing 7% from $140.7 million in the same period in 2008. The decrease in revenues includes the unfavorable impact from foreign currency translation of $7.2 million, partially offset by acquisitions, which added $6.1 million in the aggregate. Excluding these items, organic revenues decreased 6.1%.
Software Licenses. Software license revenues were $4.0 million and $6.0 million for the three months ended June 30, 2009 and 2008, respectively. Revenues of $0.4 million from acquisitions partially offset a decrease of $2.3 million in organic software license revenues and a decrease of $0.1 million related to foreign currency translation. Software license revenues for the six months ended June 30, 2009 and 2008 were $9.8 million and $12.7 million, respectively. Revenues of $0.8 million from acquisitions partially offset a decrease of $3.3 million in organic software license revenues and a decrease of $0.4 million related to foreign currency translation. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended June 30, 2009, both the number and the average size of perpetual license transactions decreased from those for the three months ended June 30, 2008, and revenues from term licenses decreased approximately 7%. For the six months ended June 30, 2009, the average size of perpetual license transactions was consistent with those for the six months ended June 30, 2008, while the number of perpetual license transactions decreased. Revenues from term licenses for the six month period were consistent with the prior year. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $16.1 million and $16.3 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in revenues includes the unfavorable impact from foreign currency translation of $0.5 million, offset by acquisitions, which added $0.8 million in the aggregate. Excluding these items, organic revenues decreased $0.5 million, or 3%. Maintenance revenues for the six months ended June 30, 2009 and 2008 were $31.6 million and $32.6 million, respectively. Revenues of $1.4 million from acquisitions were partially offset by a decrease of $1.2 million related to foreign currency translation. Excluding these items, organic revenues decreased $1.2 million, or 4%. Client maintenance renewals and annual maintenance fee increases, which are generally tied to the percentage change in the consumer price index, were not as favorable as they have been historically. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.4 million and $8.1 million for the three months ended June 30, 2009 and 2008, respectively. Revenues of $0.7 million from acquisitions were partially offset by a decrease of $0.3 million related to the unfavorable impact from foreign currency translation. Organic revenues decreased $3.1 million, exclusive of these items. Professional services revenues for the six months ended June 30, 2009 and 2008 were $10.6 million and $13.4 million, respectively. The decrease in revenues includes the unfavorable impact from foreign currency translation of $0.8 million, offset by acquisitions, which added $1.4 million. Excluding these items, organic revenues decreased $3.4 million. The decrease in revenues for both periods was primarily due to one significant professional services project that commenced during the first quarter of 2008 and was completed during 2008. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $41.8 million for each of the three-month periods ended June 30, 2009 and 2008. The unfavorable impact from foreign currency translation of $2.1 million was offset by our acquisition of Evare, which added $2.2 million. Excluding these items, organic revenues decreased $0.1 million. Software-enabled services revenues for the six months ended June 30, 2009 and 2008 were $79.0 million and $82.0 million, respectively. The decrease in revenues includes the unfavorable impact from foreign currency translation of $4.8 million, offset by our acquisition of Evare, which added $2.5 million. Excluding these items, organic revenues decreased $0.7 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees, as well as growth in our clients’ assets under management.
Cost of Revenues
The total cost of revenues was $34.5 million and $36.4 million for the three months ended June 30, 2009 and 2008, respectively. The gross margin was 49% for the three months ended June 30, 2009 compared to 50% for the comparable period in 2008. Primarily as a result of our workforce reduction in the fourth quarter of 2008, we reduced our costs of revenues by $2.3 million as we aligned our costs with the anticipated decline in revenues. The impact of foreign currency translation reduced cost of revenues by $1.5 million. Stock-based compensation decreased by $0.2 million, as a lower valuation was ascribed to the 2009 performance-based options as compared to the 2008 performance-based options. These cost reductions were partially offset by our acquisitions of MDS in October 2008, Evare and Maximis, which added costs of $2.1 million. The total cost of revenues for the six months ended June 30, 2009 and 2008 was $67.6 million and $71.3 million, respectively. The gross margin was 48% for the six months ended June 30, 2009 compared to 49% for the comparable period in 2008. The impact of foreign currency translation reduced cost of revenues by $3.9 million and we reduced our costs of revenues by $3.2 million, mainly in cost of software-enabled services revenues and cost of professional services revenues. Additionally, stock-based compensation expense decreased $0.2 million. These cost reductions were partially offset by our acquisitions, which added costs of $3.6 million.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses was $2.1 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively. A decrease in costs of $0.3 million, primarily related to amortization of intangible assets that existed at the date of the Transaction, was partially offset by an increase of $0.2 million related to acquisitions. The impact of foreign currency translation further reduced costs by $0.1 million. The cost of software licenses for the six months ended June 30, 2009 and 2008 was $4.2 million and $4.6 million, respectively. A decrease in costs of $0.5 million, primarily amortization, and a decrease in costs of $0.2 million related to foreign currency translation, was partially offset by an increase of $0.3 million related to acquisitions.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $6.9 million and $6.6 million for the three months ended June 30, 2009 and 2008, respectively. The increase in costs was due to our acquisitions, which added $0.3 million in costs, partially offset by a decrease in costs of $0.2 million related to foreign currency translation. Excluding these items, costs to support organic revenues increased $0.2 million. Cost of maintenance revenues as a percentage of these revenues was 43% for the three months ended June 30, 2009 compared to 41% for the three months ended June 30, 2008. The cost of maintenance revenues was $13.3 million for the each of the six months ended June 30, 2009 and 2008. An increase of $0.6 million due to our acquisitions was offset by a decrease in costs of $0.6 million related to foreign currency translation. Cost of maintenance revenues as a percentage of these revenues was 42% for the six months ended June 30, 2009 compared to 41% for the six months ended June 30, 2008.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.5 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively. Cost reductions of $1.4 million and a decrease of $0.2 million related to foreign currency translation were partially offset by our acquisitions, which added $0.5 million in costs. The cost of professional services revenues for the six months ended June 30, 2009 and 2008 was $7.5 million and $8.1 million, respectively. Cost reductions of $1.3 million and a decrease of $0.6 million related to foreign currency translation were partially offset by our acquisitions, which added $1.3 million in costs. Cost of professional services revenues in both prior year periods reflected increased personnel-related costs to support a significant implementation project that was completed during 2008.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $22.0 million and $22.9 million for the three months ended June 30, 2009 and 2008, respectively. Primarily as a result of our workforce reduction in the fourth quarter of 2008, we reduced our costs by $0.8 million. Additionally, the impact of foreign currency translation reduced costs by $1.0 million and stock-based compensation decreased by $0.2 million. These decreases were partially offset by our acquisitions, which added $1.1 million in costs. The cost of software-enabled services revenues for the six months ended June 30, 2009 and 2008 was $42.6 million and $45.3 million, respectively. A decrease in costs of $1.4 million and a decrease of $2.5 million related to foreign currency translation were partially offset by our acquisitions, which added $1.4 million in costs. Additionally, stock-based compensation expense decreased $0.2 million.
Operating Expenses
Total operating expenses were $16.9 million and $18.5 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in total operating expenses was primarily due to a reduction of $1.8 million in costs, as we reduced spending in anticipation of the decrease in organic revenues, and a decrease of $0.7 million related to foreign currency translation. Additionally, stock-based compensation expense decreased $0.3 million, as a lower valuation was ascribed to the 2009 performance-based options as compared to the 2008 performance-based options. These decreases were offset by our acquisitions of MDS, Evare and Maximis, which added $1.1 million in costs, and $0.1 million in professional fees related to pursuing acquisitions. Total operating expenses for the six months ended June 30, 2009 and 2008 were $33.1 million and $36.3 million, respectively. A reduction of $2.9 million in costs, a decrease of $1.7 million related to foreign currency translation and a decrease of $0.3 million in stock-based compensation expense were partially offset by our acquisitions, which added $1.5 million, and $0.2 million in professional fees related to pursuing acquisitions. Total operating expenses as a percentage of total revenues decreased to 25% for 2009 periods from 26% for the 2008 periods.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $5.0 million and $4.9 million for the three months ended June 30, 2009 and 2008, respectively, representing 7% of total revenues in each of those periods. A decrease of $0.2 million related to foreign currency translation and a reduction of $0.1 million in costs were offset by our acquisitions, which added $0.4 million in costs. Selling and marketing expenses for the six months ended June 30, 2009 and 2008 were $10.3 million and $9.9 million, respectively, representing 8% and 7% of total revenues in those periods, respectively. A decrease in costs of $0.6 million related to foreign currency translation was offset by our acquisitions, which added $0.6 million in costs, and an increase in costs of $0.4 million, primarily amortization expense.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $6.8 million for each of the three months ended June 30, 2009 and 2008, representing 10% and 9% of total revenues in those periods, respectively. A decrease of $0.3 million in costs and a decrease of $0.3 million related to foreign currency translation were offset by our acquisitions, which added $0.6 million in costs. Research and development expenses for the six months ended June 30, 2009 and 2008 were $12.6 million and $13.7 million, respectively, representing 10% of total revenues in each those periods. A decrease of $1.0 million in costs and a decrease of $0.7 million related to foreign currency translation were offset by our acquisitions, which added $0.6 million in costs.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.1 million and $6.8 million for the three months ended June 30, 2009 and 2008, respectively, representing 8% and 9% of total revenues in those periods, respectively. The decrease in general and administrative expenses was primarily related to a reduction of $1.7 million in costs, primarily personnel-related, decrease of $0.2 million in stock-based compensation expense and a decrease of $0.1 million related to foreign currency translation, partially offset by our acquisitions, which added $0.2 million in costs, and professional fees of $0.1 million related to pursuing acquisitions. General and administrative expenses for the six months ended June 30, 2009 and 2008 were $10.2 million and $12.6 million, respectively, representing 8% and 9% of total revenues in those periods, respectively. A reduction of $2.2 million in costs, a decrease of $0.4 million related to foreign currency translation and a decrease of $0.2 million in stock-based compensation expense were partially offset by our acquisitions, which added $0.2 million in costs, and professional fees of $0.2 million related to pursuing acquisitions.
Interest Expense. Net interest expense for the three months ended June 30, 2009 and 2008 was $9.3 million and $10.4 million, respectively. Net interest expense was $18.6 million and $20.8 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense is primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense is due to a decrease in outstanding debt and lower average interest rates for both 2009 periods.
Other Expense, Net. Other expense, net for the three months and six months ended June 30, 2009 consisted primarily of foreign currency losses. Other expense, net for the three months ended June 30, 2008 consisted primarily of a $1.0 million loss we recorded relating to our investment in a private company which we accounted for under the equity method of accounting. Other expense, net for the six months ended June 30, 2008 consists primarily of the $1.0 million loss on investment offset in part by foreign currency gains.
Provision for Income Taxes. We had effective tax rates of 31.2% and 34.5% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the balance of the year is expected to be between 30% and 35%.
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
Our cash and cash equivalents at June 30, 2009 were $39.1 million, an increase of $9.8 million from $29.3 million at December 31, 2008. Cash provided by operations was partially offset by net repayments of debt, cash used for acquisitions and capital expenditures.
Net cash provided by operating activities was $20.9 million for the six months ended June 30, 2009. Cash provided by operating activities was primarily due to net income of $7.4 million adjusted for non-cash items of $16.2 million partially offset by changes in our working capital accounts totaling $2.7 million. The changes in our working capital accounts were driven by decreases in accrued expenses and income taxes payable, partially offset by an increase in deferred revenues and decreases in accounts receivable and prepaid expenses and other assets. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses. The increase in deferred revenues was primarily due to the collection of annual maintenance fees and a significant term license fee billed in June. The decrease in accounts receivable was primarily due to the timing of collections.
Investing activities used net cash of $10.9 million for the six months ended June 30, 2009, primarily related to the $10.4 million cash paid for our acquisitions of MAXIMIS and Evare, offset in part by a $0.1 million adjustment to the MDS purchase price. Capital expenditures accounted for the remaining $0.6 million.
Financing activities used net cash of $1.3 million for the six months ended June 30, 2009, representing net repayments of debt under our senior credit facilities and the repurchase of Holdings’ common stock in connection with stock option exercises.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at June 30, 2009.
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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of June 30, 2009, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Three Months		Six Months		Twelve Months
	Ended June 30,		Ended June 30,		Ended
(in thousands)	2009	2008	2009	2008	June 30, 2009
Net income	$3,491	$3,786	$7,389	$7,522	$18,668
Interest expense, net	9,294	10,409	18,644	20,837	38,937
Income taxes	1,571	2,077	3,353	3,960	6,539
Depreciation and amortization	9,025	8,726	17,598	17,724	34,912

EBITDA	$23,381	$24,998	$46,984	$50,043	$99,056
Purchase accounting adjustments (1)	(54)	(69)	(105)	(148)	(246)
Unusual or non-recurring charges (2)	1,755	1,593	1,283	1,368	1,395
Acquired EBITDA and cost savings (3)	857	—	2,025	—	5,007
Stock-based compensation	1,525	2,019	2,794	3,308	6,809
Capital-based taxes	342	299	676	715	1,173
Other (4)	295	327	640	720	1,266

Consolidated EBITDA	$28,101	$29,167	$54,297	$56,006	$114,460

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, expenses related to the withdrawn public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisitions occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for year ending December 31, 2009 limits expenditures to $17.5 million. Actual capital expenditures through June 30, 2009 were $0.6 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended June 30, 2009 are as follows:

	Covenant	Actual
	Requirements	Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	5.50x	3.32x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.00x	3.12x
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective beginning for periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact our results of operations, cash flows or financial position.
In May 2009, the FASB issued SFAS No. 165. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 on June 30, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. We adopted FSP FAS 107-1 effective with this filing and such adoption did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At June 30, 2009, excluding capital leases, we had total debt of $409.5 million, including $204.5 million of variable interest rate debt. We have entered into an interest rate swap agreement having a notional value of $100 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.
At June 30, 2009, $38.1 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
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
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 1, 2009, we and our parent, SS&C Technologies Holdings, Inc. (collectively “we” or “us”) were served with a class action and verified derivative complaint filed against us and other defendants in the U.S. District Court for the Southern District of New York in In re Tremont Securities Law, State Law and Insurance Litigation. On June 4, 2009, we filed a motion to dismiss the plaintiffs’ claims, on which the court has not yet ruled. Subsequent to our filing of the motion to dismiss, the plaintiffs offered to dismiss their claims against us without prejudice, subject to agreement on the terms and execution of a stipulation of dismissal and tolling agreement (extending the statute of limitations on the plaintiffs’ claims for a limited period) and approval of the court. The plaintiffs’ derivative claims against us alleged breach of fiduciary duty and professional negligence in our duties as administrator to two of the Rye group of funds, which the plaintiffs alleged provided Bernard L. Madoff with infusions of assets and were operated through defendant Tremont Group Holdings, Inc. as part of the MassMutual Financial Group. The plaintiffs’ complaint sought class certification, compensatory damages against all defendants, jointly and severally, prejudgment interest, punitive damages and costs.
From time to time, we are subject to certain other legal proceedings and claims that arise in the normal course of our business. In the opinion of management, we are not a party to any such litigation that we believe could have a material effect on us or our business.
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.
Date: August 14, 2009	By:	/s/ Patrick J. Pedonti
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