Form 10-Q
period 2009-09-30
SS&C TECHNOLOGIES INC
filed 2009-11-13
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     There were 1,000 shares of the registrant’s common stock outstanding as of November 12, 2009.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$52,461	$29,299
Accounts receivable, net of allowance for doubtful accounts of $1,657 and $1,444, respectively	37,628	38,318
Prepaid expenses and other current assets	4,892	4,327
Deferred income taxes	914	3,777

Total current assets	95,895	75,721

Property and equipment
Leasehold improvements	5,067	4,852
Equipment, furniture, and fixtures	23,576	20,978

	28,643	25,830
Less accumulated depreciation	(15,851)	(11,800)

Net property and equipment	12,792	14,030

Goodwill	853,147	822,409
Intangible and other assets, net of accumulated amortization of $108,339 and $82,520, respectively	204,020	215,193

Total assets	$1,165,854	$1,127,353

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$2,264	$2,101
Accounts payable	1,769	1,821
Income taxes payable	2,578	4,898
Accrued employee compensation and benefits	10,275	13,640
Other accrued expenses	13,463	11,561
Interest payable	8,091	2,007
Deferred maintenance and other revenue	36,435	30,844

Total current liabilities	74,875	66,872

Long-term debt, net of current portion	400,300	406,625
Other long-term liabilities	8,842	9,991
Deferred income taxes	47,019	56,612

Total liabilities	531,036	540,100

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock	—	—
Additional paid-in capital	581,999	577,861
Accumulated other comprehensive income (loss)	12,541	(17,890)
Retained earnings	40,278	27,282

Total stockholder’s equity	634,818	587,253

Total liabilities and stockholder’s equity	$1,165,854	$1,127,353

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Software licenses	$5,829	$5,669	$15,632	$18,353
Maintenance	16,959	16,348	48,565	48,986
Professional services	4,283	5,316	14,872	18,695
Software-enabled services	41,826	43,668	120,801	125,685

Total revenues	68,897	71,001	199,870	211,719

Cost of revenues:
Software licenses	2,133	2,262	6,304	6,868
Maintenance	7,025	6,844	20,352	20,104
Professional services	3,170	3,774	10,659	11,906
Software-enabled services	22,473	23,092	65,079	68,433

Total cost of revenues	34,801	35,972	102,394	107,311

Gross profit	34,096	35,029	97,476	104,408

Operating expenses:
Selling and marketing	4,962	4,761	15,229	14,701
Research and development	6,969	6,597	19,593	20,341
General and administrative	4,502	8,092	14,683	20,689

Total operating expenses	16,433	19,450	49,505	55,731

Operating income	17,663	15,579	47,971	48,677

Interest expense, net	(9,147)	(10,295)	(27,791)	(31,132)
Other (expense) income, net	(334)	1,057	(1,256)	278

Income before income taxes	8,182	6,341	18,924	17,823
Provision for income taxes	2,575	1,531	5,928	5,491

Net income	$5,607	$4,810	$12,996	$12,332

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Cash flow from operating activities:
Net income	$12,996	$12,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,707	26,292
Stock-based compensation	4,363	5,405
Amortization of loan origination costs	1,724	1,756
Equity losses on long-term investment	—	1,039
Loss on sale or disposal of property and equipment	13	1
Deferred income taxes	(8,727)	(7,433)
Provision for doubtful accounts	300	703
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	2,594	(8,437)
Prepaid expenses and other assets	132	(1,004)
Accounts payable	(184)	1,014
Accrued expenses	3,491	4,528
Income taxes payable	(2,224)	2,892
Deferred maintenance and other revenues	3,815	4,034

Net cash provided by operating activities	45,000	43,122

Cash flow from investing activities:
Additions to property and equipment	(1,192)	(6,203)
Proceeds from sale of property and equipment	3	2
Cash paid for business acquisitions, net of cash acquired	(10,327)	—
Additions to capitalized software	(46)	—

Net cash used in investing activities	(11,562)	(6,201)

Cash flow from financing activities:
Repayment of debt	(11,735)	(25,050)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(225)	12

Net cash used in financing activities	(11,960)	(25,038)

Effect of exchange rate changes on cash	1,684	(728)

Net increase in cash and cash equivalents	23,162	11,155
Cash and cash equivalents, beginning of period	29,299	19,175

Cash and cash equivalents, end of period	$52,461	$30,330

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of September 30, 2009, the results of its operations for the three months and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2008 which were included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The December 31, 2008 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the expected results for the full year.
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
During the three months ended September 30, 2009, the Company recorded total stock-based compensation expense of $1.6 million, of which $0.8 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 will fall within the targeted range and $0.8 million related to time-based options. During the nine months ended September 30, 2009, the Company recorded total stock-based compensation expense of $4.4 million, of which $1.7 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 will fall within the targeted range and $0.1 million related to the performance-based options that were immediately vested by the Board of Directors of Holdings in February. Time-based options represented the remaining $2.6 million of compensation expense recorded during the nine months ended September 30, 2009. The annual EBITDA targets for 2010 and 2011 will be determined by the Board of Directors of Holdings at the beginning of each respective year.

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
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statements of operations classification:
Cost of maintenance	$33	$42	$89	$104
Cost of professional services	59	71	163	178
Cost of software-enabled services	315	448	875	1,201

Total cost of revenues	407	561	1,127	1,483

Selling and marketing	259	342	754	872
Research and development	169	228	467	572
General and administrative	734	966	2,015	2,478

Total operating expenses	1,162	1,536	3,236	3,922

Total stock-based compensation expense	$1,569	$2,097	$4,363	$5,405

A summary of stock option activity as of and for the nine months ended September 30, 2009 is as follows:

Shares of Holdings
Under Option
Outstanding at January 1, 2009	1,513,193
Granted	30,005
Cancelled/forfeited	(23,784)
Exercised	(29,893)

Outstanding at September 30, 2009	1,489,521

4. Comprehensive Income (Loss)
The accounting standard for comprehensive income requires that items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.
The following table sets forth the components of other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$5,607	$4,810	$12,996	$12,332
Foreign currency translation gains (losses)	17,869	(11,498)	29,410	(16,642)
Unrealized gains (losses) on interest rate swaps, net of tax	238	195	1,021	(47)

Total comprehensive income (loss)	$23,714	$(6,493)	$43,427	$(4,357)

5. Debt
At September 30, 2009 and December 31, 2008, debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior credit facility, term loan portion, weighted-average interest rate of 2.43% and 3.54%, respectively	$197,279	$203,726
11 3/4% senior subordinated notes due 2013	205,000	205,000
Capital leases	285	—

	402,564	408,726
Current portion of long-term debt	(2,264)	(2,101)

Long-term debt	$400,300	$406,625

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended September 30, 2009 and 2008. Capitalized financing costs of $1.7 million and $1.8 million were amortized to interest expense during the nine months ended September 30, 2009 and 2008, respectively.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $216.8 million and $180.2 million at September 30, 2009 and December 31, 2008, respectively. The estimated fair value of the Company’s senior subordinated notes was based on quoted market prices and is presented to satisfy the disclosure requirements of the accounting standard for disclosures about fair values of financial instruments.
6. Derivatives and Hedging Activities
In March 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on disclosures for derivative instruments and hedging activities. This accounting standard requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under the accounting standards for accounting for derivative instruments and hedging activities and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted this accounting standard during the quarter ended March 31, 2009.
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio and follows the provisions of the accounting standard for derivative instruments and hedging activities, which requires that all derivative instruments be recorded on the balance sheet at fair value.
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest rate swaps	$1,070	$814	$2,815	$1,545
Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). For the three months and nine months ended September 30, 2008 and 2009, the change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amount of gain (loss) recognized in AOCI, net of tax	$238	$195	$1,021	$(47)
The market value of the swaps recorded in AOCI may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity. As of September 30, 2009, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100 million.

On January 1, 2008, the Company adopted the provisions of the accounting standard for fair value measurements with respect to the valuation of its interest rate swap agreements. The Company did not adopt the provisions of that standard as they relate to nonfinancial assets. The major categories of assets that are measured at fair value for which the Company has not applied the provisions include the measurement of fair value in the first step of a goodwill impairment assessment. The fair value measurement standard clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements.
The accounting standard for fair value measurements and disclosure establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company determines the fair value of its interest rate swaps based on the amount at which each could be settled, which is referred to as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2. The fair value of the Company’s remaining interest rate swap was a liability of $5.1 million and $6.6 million at September 30, 2009 and December 31, 2008, respectively. Of these amounts, $4.1 million and $3.3 million, respectively, is included in other accrued expenses and $1.0 million and $3.3 million, respectively, is included in other long-term liabilities.
7. Commitments and Contingencies
On May 1, 2009, the Company and its parent, SS&C Technologies Holdings, Inc. (collectively “SS&C”) were served with a class action and verified derivative complaint filed against them and other defendants in the U.S. District Court for the Southern District of New York in In re Tremont Securities Law, State Law and Insurance Litigation. On June 4, 2009, SS&C filed a motion to dismiss the plaintiffs’ claims. On September 11, 2009, the court approved an agreement between SS&C and the plaintiffs to a dismissal of the plaintiffs’ claims against SS&C without prejudice. The dismissal was subject to the execution of a tolling agreement between SS&C and the plaintiffs tolling the statute of limitations on the plaintiffs’ claims until December 31, 2009. The plaintiffs’ derivative claims against SS&C alleged breach of fiduciary duty and professional negligence in its duties as administrator to two of the Rye group of funds, which the plaintiffs alleged provided Bernard L. Madoff with infusions of assets and were operated through defendant Tremont Group Holdings, Inc. as part of the MassMutual Financial Group. The plaintiffs’ complaint sought class certification, compensatory damages against all defendants, jointly and severally, prejudgment interest, punitive damages and costs.
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
The net assets and results of operations of Evare have been included in the Company’s consolidated financial statements from March 21, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of trade name, client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The trade name is amortized over approximately seven years, and the contractual relationships are amortized over approximately four years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.
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

The Company reported revenues of $2.1 million and $4.7 million from MAXIMIS and Evare, respectively, from their respective acquisition dates through September 30, 2009. The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of MAXIMIS and Evare occurred at the beginning of the periods presented. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$68,897	$74,774	$202,922	$222,638
Net income	5,607	5,595	13,823	14,362
During the nine months ended September 30, 2009, the Company received a $0.1 million reimbursement from the escrow account established in connection with the acquisition of Micro Design Services, LLC (“MDS”) in October 2008.
9. Goodwill
The change in the carrying value of goodwill for the nine months ended September 30, 2009 was as follows (in thousands):

Balance at December 31, 2008	$822,409
2009 acquisitions	1,266
Adjustments to previous acquisitions	(147)
Effect of foreign currency translation	29,619

Balance at September 30, 2009	$853,147

10. Product and Geographic Sales Information
The Company operates in one reportable segment, as defined by the accounting standard for disclosures about segments of an enterprise. The Company manages its business primarily on a geographic basis. The Company attributes net sales to an individual country based upon location of the customer. The Company’s geographic regions consist of the United States, Canada, Americas, excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
Revenues by geography were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$43,078	$43,468	$127,213	$125,665
Canada	10,774	11,071	30,437	34,103
Americas, excluding United States and Canada	2,674	812	5,924	3,791
Europe	10,898	13,411	30,723	41,775
Asia Pacific and Japan	1,473	2,239	5,573	6,385

	$68,897	$71,001	$199,870	$211,719

Revenues by product group were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Portfolio management/accounting	$57,225	$57,535	$163,715	$171,955
Trading/treasury operations	5,379	6,591	17,455	20,056
Financial modeling	2,296	2,205	6,592	6,691
Loan management/accounting	981	1,314	3,271	3,715
Property management	1,327	1,392	3,819	4,167
Money market processing	993	1,169	2,894	2,929
Training	696	795	2,124	2,206

	$68,897	$71,001	$199,870	$211,719

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
Condensed consolidating financial information as of September 30, 2009 and December 31, 2008 and the three months and nine months ended September 30, 2009 and 2008 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	Condensed Consolidating Balance Sheet at September 30, 2009
			Total Non-	Consolidating
	SS&C	Total Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$33,564	$2,956	$15,941	$—	$52,461
Accounts receivable, net	19,714	5,989	11,925	—	37,628
Income taxes receivable	1,469	—	—	(1,469)	—
Prepaid expenses and other current assets	1,746	615	2,531	—	4,892
Deferred income taxes	485	90	339	—	914
Property and equipment, net	7,947	735	4,110	—	12,792
Investment in subsidiaries	164,066	—	—	(164,066)	—
Intercompany balances	119,171	(8,542)	(110,629)	—	—
Deferred taxes, long-term	—	188	—	(188)	—
Goodwill, intangible and other assets, net	739,460	33,775	283,932	—	1,057,167

Total assets	$1,087,622	$35,806	$208,149	$(165,723)	$1,165,854

Current portion of long-term debt	$1,834	$—	$430	$—	$2,264
Accounts payable	796	87	886	—	1,769
Accrued expenses and other liabilities	25,814	1,326	4,689	—	31,829
Income taxes payable	—	2,569	1,478	(1,469)	2,578
Deferred maintenance and other revenue	25,928	3,368	7,139	—	36,435
Long-term debt, net of current portion	359,459	—	40,841	—	400,300
Other long-term liabilities	2,787	—	6,055	—	8,842
Deferred income taxes, long-term	36,187	—	11,020	(188)	47,019

Total liabilities	452,805	7,350	72,538	(1,657)	531,036

Stockholder’s equity	634,817	28,456	135,611	(164,066)	634,818

Total liabilities and stockholder’s equity	$1,087,622	$35,806	$208,149	$(165,723)	$1,165,854

	Condensed Consolidating Balance Sheet at December 31, 2008
			Total Non-	Consolidating
	SS&C	Total Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$10,329	$5,180	$13,790	$—	$29,299
Accounts receivable, net	19,945	6,397	11,976	—	38,318
Prepaid expenses and other current assets	1,342	530	2,455	—	4,327
Deferred income taxes	673	92	340	2,672	3,777
Property and equipment, net	8,574	1,007	4,449	—	14,030
Investment in subsidiaries	126,555	—	—	(126,555)	—
Intercompany balances	134,025	(20,441)	(113,584)	—	—
Deferred income taxes, long-term	—	606	489	(1,095)	—
Goodwill, intangible and other assets, net	747,894	35,702	254,006	—	1,037,602

Total assets	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

Current portion of long-term debt	$1,724	$—	$377	$—	$2,101
Accounts payable	448	132	1,241	—	1,821
Accrued expenses	20,127	1,472	5,609	—	27,208
Deferred income taxes	—	125	—	(125)	—
Income taxes payable	1,102	2	3,794	—	4,898
Deferred maintenance and other revenue	20,643	2,788	7,413	—	30,844
Long-term debt, net of current portion	370,551	—	36,074	—	406,625
Other long-term liabilities	4,294	—	5,697	—	9,991
Deferred income taxes, long-term	43,195	—	11,715	1,702	56,612

Total liabilities	462,084	4,519	71,920	1,577	540,100

Stockholder’s equity	587,253	24,554	102,001	(126,555)	587,253

Total liabilities and stockholder’s equity	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

	Condensed Consolidating Statement of Operations
	for the Three Months Ended September 30, 2009
			Total Non-	Consolidating
	SS&C	Total Guarantors	Guarantors	Adjustments	Total
Revenue	$32,074	$17,062	$20,119	$(358)	$68,897
Cost of revenue	16,691	10,572	7,896	(358)	34,801

Gross profit	15,383	6,490	12,223	—	34,096
Operating expenses:
Selling & marketing	3,039	599	1,324	—	4,962
Research & development	4,079	897	1,993	—	6,969
General & administrative	3,322	311	869	—	4,502

Total operating expenses	10,440	1,807	4,186	—	16,433

Operating income	4,943	4,683	8,037	—	17,663
Interest expense, net	(6,153)	—	(2,994)	—	(9,147)
Other (expense) income, net	384	(147)	(571)	—	(334)

(Loss) income before income taxes	(826)	4,536	4,472	—	8,182
Provision for income taxes	560	973	1,042	—	2,575
Equity in net income of subsidiaries	6,993	—	—	(6,993)	—

Net income	$5,607	$3,563	$3,430	$(6,993)	$5,607

	Condensed Consolidating Statement of Operations
	for the Three Months Ended September 30, 2008
			Total Non-	Consolidating
	SS&C	Total Guarantors	Guarantors	Adjustments	Total
Revenues	$29,434	$19,859	$22,067	$(359)	$71,001
Cost of revenues	16,399	11,034	8,898	(359)	35,972

Gross profit	13,035	8,825	13,169	—	35,029
Operating expenses:
Selling & marketing	2,917	411	1,433	—	4,761
Research & development	3,552	1,004	2,041	—	6,597
General & administrative	6,686	375	1,031	—	8,092

Total operating expenses	13,155	1,790	4,505	—	19,450

Operating (loss) income	(120)	7,035	8,664	—	15,579
Interest expense, net	(6,462)	—	(3,833)	—	(10,295)
Other expense, net	371	151	535	—	1,057

(Loss) income before income taxes	(6,211)	7,186	5,366	—	6,341
(Benefit) provision for income taxes	(1,928)	1,582	1,877	—	1,531
Equity in net income of subsidiaries	9,093	—	—	(9,093)	—

Net income	$4,810	$5,604	$3,489	$(9,093)	$4,810

	Condensed Consolidating Statement of Operations
	for the Nine Months Ended September 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$87,097	$54,046	$59,958	$(1,231)	$199,870
Cost of revenue	47,326	33,430	22,869	(1,231)	102,394

Gross profit	39,771	20,616	37,089	—	97,476
Operating expenses:
Selling & marketing	9,056	2,179	3,994	—	15,229
Research & development	11,376	2,584	5,633	—	19,593
General & administrative	11,034	792	2,857	—	14,683

Total operating expenses	31,466	5,555	12,484	—	49,505

Operating income	8,305	15,061	24,605	—	47,971
Interest expense, net	(18,967)	—	(8,824)	—	(27,791)
Other (expense) income, net	1,013	(480)	(1,789)	—	(1,256)

Income (loss) before income taxes	(9,649)	14,581	13,992	—	18,924
(Benefit) provision for income taxes	(1,595)	2,863	4,660	—	5,928
Equity in net income of subsidiaries	21,050	—	—	(21,050)	—

Net income	$12,996	$11,718	$9,332	$(21,050)	$12,996

	Condensed Consolidating Statement of Operations
	for the Nine Months Ended September 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenues	$87,814	$56,684	$68,338	$(1,117)	$211,719
Cost of revenues	48,665	32,584	27,179	(1,117)	107,311

Gross profit	39,149	24,100	41,159	—	104,408
Operating expenses:
Selling & marketing	9,087	1,152	4,462	—	14,701
Research & development	10,707	3,196	6,438	—	20,341
General & administrative	15,235	804	4,650	—	20,689

Total operating expenses	35,029	5,152	15,550	—	55,731

Operating income	4,120	18,948	25,609	—	48,677
Interest expense, net	(19,403)	—	(11,729)	—	(31,132)
Other (expense) income, net	(821)	162	937	—	278

(Loss) income before income taxes	(16,104)	19,110	14,817	—	17,823
(Benefit) provision for income taxes	(3,659)	4,250	4,900	—	5,491
Equity in net income of subsidiaries	24,777	—	—	(24,777)	—

Net income	$12,332	$14,860	$9,917	$(24,777)	$12,332

	Condensed Consolidating Statement of Cash Flows
	for the Nine Months Ended September 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$12,996	$11,718	$9,332	$(21,050)	$12,996
Non-cash adjustments	(4,275)	2,600	5,005	21,050	24,380
Changes in operating assets and liabilities	8,883	3,344	(4,603)	—	7,624

Net cash provided by operating activities	17,604	17,662	9,734	—	45,000

Cash Flow from Investment Activities:
Intercompany transactions	28,685	(19,963)	(8,722)	—	—
Additions to property and equipment and software	(936)	(52)	(250)	—	(1,238)
Cash paid for business acquisitions, net of cash acquired	(10,456)	129	—	—	(10,327)
Proceeds from sale of property and equipment	—	—	3	—	3

Net cash provided by (used in) investing activities	17,293	(19,886)	(8,969)	—	(11,562)

Cash Flow from Financing Activities:
Net repayments of debt	(11,437)	—	(298)	—	(11,735)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(225)	—	—	—	(225)

Net cash used in financing activities	(11,662)	—	(298)	—	(11,960)

Effect of exchange rate changes on cash	—	—	1,684	—	1,684

Net increase (decrease) in cash and cash equivalents	23,235	(2,224)	2,151	—	23,162
Cash and cash equivalents, beginning of period	10,329	5,180	13,790	—	29,299

Cash and cash equivalents, end of period	$33,564	$2,956	$15,941	$—	$52,461

	Condensed Consolidating Statement of Cash Flows
	for the Nine Months Ended September 30, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$12,332	$14,860	$9,917	$(24,777)	$12,332
Non-cash adjustments	(4,713)	1,912	5,787	24,777	27,763
Changes in operating assets and liabilities	1,022	1,284	721	—	3,027

Net cash provided by operating activities	8,641	18,056	16,425	—	43,122

Cash Flow from Investing Activities:
Intercompany transactions	16,429	(18,224)	1,795	—	—
Additions to property and equipment	(2,543)	(648)	(3,012)	—	(6,203)
Proceeds from sale of property and equipment	2	—	—	—	2

Net cash provided by (used in) investing activities	13,888	(18,872)	(1,217)	—	(6,201)

Cash Flow from Financing Activities:
Net repayments of debt	(10,324)	—	(14,726)	—	(25,050)
Transactions involving SS&C Technologies Holdings, Inc. common stock	12	—	—	—	12

Net cash used in financing activities	(10,312)	—	(14,726)	—	(25,038)

Effect of exchange rate changes on cash	—	—	(728)	—	(728)

Net increase (decrease) in cash and cash equivalents	12,217	(816)	(246)	—	11,155
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$21,248	$1,168	$7,914	$—	$30,330

12. Recent Accounting Pronouncements
In June 2009, the FASB issued “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP”, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Company adopted the Codification effective with this filing and, as it is not intended to change or alter existing GAAP, it did not impact the Company’s results of operations, cash flows or financial position.
In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance upon its issuance and such adoption did not have a material impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 12, 2009.
In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments, which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this, fair values for these assets and liabilities were only disclosed annually. This new accounting guidance requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The Company adopted this guidance upon its issuance and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies are described in our Annual Report on Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-based compensation
Results of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2009	2008	Change	2009	2008	Change
Revenues:
Software licenses	$5,829	$5,669	3%	$15,632	$18,353	-15%
Maintenance	16,959	16,348	4%	48,565	48,986	-1%
Professional services	4,283	5,316	-19%	14,872	18,695	-20%
Software-enabled services	41,826	43,668	-4%	120,801	125,685	-4%

Total revenues	$68,897	$71,001	-3%	$199,870	$211,719	-6%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Software licenses	8%	8%	8%	9%
Maintenance	25%	23%	24%	23%
Professional services	6%	7%	8%	9%
Software-enabled services	61%	62%	60%	59%
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
Revenues for the three months ended September 30, 2009 were $68.9 million, decreasing 3% from $71.0 million in the same period in 2008. The decrease in revenues in the three months ended September 30, 2009 includes the unfavorable impact from foreign currency translation of $1.2 million resulting from the strength of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro. This impact was offset by revenues from products and services that we acquired through our acquisitions of MDS in October 2008, Evare in March 2009 and MAXIMIS in May 2009, which added $4.7 million in revenues in the aggregate. Excluding these items, revenues for businesses and products that we have owned for at least 12 months, or organic revenues, decreased $5.6 million, or 8%. Revenues for the nine months ended September 30, 2009 were $199.9 million, decreasing 6% from $211.7 million in the same period in 2008. The decrease in revenues includes the unfavorable impact from foreign currency translation of $8.4 million. This impact was offset by acquisitions, which added $10.8 million in the aggregate. Excluding these items, organic revenues decreased $14.2 million, or 7%.
Software Licenses. Software license revenues were $5.8 million and $5.7 million for the three months ended September 30, 2009 and 2008, respectively. Revenues of $0.4 million from acquisitions were partially offset by a decrease of $0.2 million in organic software license revenues and a decrease of $0.1 million related to foreign currency translation. Software license revenues for the nine months ended September 30, 2009 and 2008 were $15.6 million and $18.4 million, respectively. Revenues of $1.3 million from acquisitions partially offset a decrease of $3.6 million in organic software license revenues and a decrease of $0.5 million related to foreign currency translation. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For both the three and nine months ended September 30, 2009, there were fewer perpetual license transactions than there were for the comparable periods in 2008, but at a greater average size. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $17.0 million and $16.3 million for the three months ended September 30, 2009 and 2008, respectively. The increase in revenues includes the unfavorable impact from foreign currency translation of $0.2 million, offset by acquisitions, which added $1.7 million in the aggregate. Excluding these items, organic revenues decreased $0.8 million, or 5%. Maintenance revenues for the nine months ended September 30, 2009 and 2008 were $48.6 million and $49.0 million, respectively. Revenues of $3.1 million from acquisitions were offset by a decrease of $1.5 million related to foreign currency translation. Excluding these items, organic revenues decreased $2.0 million, or 4%, primarily as a result of a decrease in fees for one significant customer. Additionally, annual maintenance fee increases, which are generally tied to the percentage change in the consumer price index (“CPI”), were not as favorable as they have been historically due to a lower change in CPI. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $4.3 million and $5.3 million for the three months ended September 30, 2009 and 2008, respectively. Revenues of $0.3 million from acquisitions were partially offset by a decrease of $0.1 million related to the unfavorable impact from foreign currency translation. Organic revenues decreased $1.2 million, exclusive of these items. Professional services revenues for the nine months ended September 30, 2009 and 2008 were $14.9 million and $18.7 million, respectively. The decrease in revenues includes the unfavorable impact from foreign currency translation of $0.9 million, offset by acquisitions, which added $1.6 million. Excluding these items, organic revenues decreased $4.5 million. The decrease in revenues for both periods was primarily due to one significant professional services project that commenced during the first quarter of 2008 and was completed during 2008. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $41.8 million and $43.7 million for the three months ended September 30, 2009 and 2008, respectively. The unfavorable impact from foreign currency translation of $0.8 million was offset by our acquisitions, which added $2.3 million. Excluding these items, organic revenues decreased $3.4 million. Software-enabled services revenues for the nine months ended September 30, 2009 and 2008 were $120.8 million and $125.7 million, respectively. The decrease in revenues includes the unfavorable impact from foreign currency translation of $5.5 million, partially offset by our acquisitions, which added $4.8 million. Excluding these items, organic revenues decreased $4.2 million. Contributing to the decline in organic revenues for both periods was a decrease in fees for one significant customer and decreases in the variable portion of our fees, which are tied to our clients’ assets under management. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees, as well as growth in our clients’ assets under management.
Cost of Revenues
The total cost of revenues was $34.8 million and $36.0 million for the three months ended September 30, 2009 and 2008, respectively. The gross margin was 49% for each of the three-month periods ended September 30, 2009 and 2008. Primarily as a result of our workforce reduction in the fourth quarter of 2008 and a decrease in amortization expense related to intangible assets that existed at the date of the Transaction, we reduced our costs of revenues by $2.9 million. The impact of foreign currency translation reduced cost of revenues by $0.7 million. Stock-based compensation decreased by $0.2 million, as a lower valuation was ascribed to the 2009 performance-based options as compared to the 2008 performance-based options. These cost reductions were partially offset by our acquisitions of MDS, Evare and MAXIMIS, which added costs of $2.6 million. The total cost of revenues for the nine months ended September 30, 2009 and 2008 was $102.4 million and $107.3 million, respectively. The gross margin was 49% for each of the nine-month periods ended September 30, 2009 and 2008. The impact of foreign currency translation reduced cost of revenues by $4.6 million, and we reduced our costs of revenues by $6.1 million, mainly in cost of software-enabled services revenues and cost of professional services revenues. Additionally, stock-based compensation expense decreased by $0.4 million. These cost reductions were partially offset by our acquisitions, which added costs of $6.2 million.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software licenses was $2.1 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively. A decrease in costs of $0.3 million, primarily related to amortization of intangible assets that existed at the date of the Transaction, was partially offset by an increase of $0.1 million related to acquisitions. The cost of software licenses for the nine months ended September 30, 2009 and 2008 was $6.3 million and $6.9 million, respectively. A decrease in costs of $0.9 million, primarily amortization, and a decrease in costs of $0.2 million related to foreign currency translation, was partially offset by an increase of $0.5 million related to acquisitions.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $7.0 million and $6.8 million for the three months ended September 30, 2009 and 2008, respectively. The increase in costs was due to our acquisitions, which added $0.6 million in costs, partially offset by a decrease in costs of $0.1 million related to foreign currency translation. Excluding these items, costs decreased $0.3 million. Cost of maintenance revenues as a percentage of these revenues was 41% for the three months ended September 30, 2009 compared to 42% for the three months ended September 30, 2008. The cost of maintenance revenues was $20.3 million and $20.1 million for the nine months ended September 30, 2009 and 2008, respectively. An increase in costs of $1.2 million due to our acquisitions was partially offset by a decrease in costs of $0.8 million related to foreign currency translation. Excluding these items, costs decreased $0.2 million. Cost of maintenance revenues as a percentage of these revenues was 42% for the nine months ended September 30, 2009 compared to 41% for the nine months ended September 30, 2008.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.2 million and $3.8 million for the three months ended September 30, 2009 and 2008, respectively. Cost reductions of $1.1 million and a decrease of $0.1 million related to foreign currency translation were partially offset by our acquisitions, which added $0.6 million in costs. The cost of professional services revenues for the nine months ended September 30, 2009 and 2008 was $10.7 million and $11.9 million, respectively. Cost reductions of $2.4 million and a decrease of $0.6 million related to foreign currency translation were partially offset by our acquisitions, which added $1.9 million in costs. Additionally, stock-based compensation expense decreased $0.1 million. Cost of professional services revenues in both prior-year periods reflected increased personnel-related costs to support a significant implementation project that was completed during 2008.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $22.5 million and $23.1 million for the three months ended September 30, 2009 and 2008, respectively. Primarily as a result of our workforce reduction in the fourth quarter of 2008, we reduced our costs by $1.2 million. Additionally, the impact of foreign currency translation reduced costs by $0.5 million and stock-based compensation decreased by $0.2 million. These decreases were partially offset by our acquisitions, which added $1.3 million in costs. The cost of software-enabled services revenues for the nine months ended September 30, 2009 and 2008 was $65.1 million and $68.4 million, respectively. A decrease in costs of $2.6 million and a decrease of $3.0 million related to foreign currency translation were partially offset by our acquisitions, which added $2.6 million in costs. Additionally, stock-based compensation expense decreased $0.3 million.
Operating Expenses
Total operating expenses were $16.4 million and $19.5 million for the three months ended September 30, 2009 and 2008, respectively. Total operating expenses as a percentage of total revenues decreased to 24% for the 2009 period from 27% for the 2008 period. Total operating expenses for the prior-year period included $2.1 million in costs related to our public offering, which was withdrawn due to market conditions. Contributing to the remainder of the variance was a decrease in costs of $0.3 million related to foreign currency translation and a decrease of $1.5 million in personnel and other costs. Additionally, stock-based compensation expense decreased $0.4 million, as a lower valuation was ascribed to the 2009 performance-based options as compared to the 2008 performance-based options. These decreases were partially offset by our acquisitions of MDS, Evare and MAXIMIS, which added $1.2 million in costs. Total operating expenses for the nine months ended September 30, 2009 and 2008 were $49.5 million and $55.7 million, respectively. A reduction of $4.1 million in costs, a decrease of $2.0 million related to foreign currency translation and a decrease of $0.7 million in stock-based compensation expense were partially offset by our acquisitions, which added $2.7 million. Additionally, the prior-year period included $2.1 million in costs related to the withdrawn public offering. Total operating expenses as a percentage of total revenues decreased to 25% for the 2009 period from 26% for the 2008 period.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $5.0 million and $4.8 million for the three months ended September 30, 2009 and 2008, respectively, representing 7% of total revenues in each of those periods. The increase in costs was primarily related to our acquisitions, which added $0.3 million in costs, partially offset by a decrease of $0.1 million related to foreign currency translation. Selling and marketing expenses for the nine months ended September 30, 2009 and 2008 were $15.2 million and $14.7 million, respectively, representing 8% and 7% of total revenues in those periods, respectively. The increase in costs was primarily related to our acquisitions, which added $0.9 million in costs, partially offset by a decrease of $0.7 million related to foreign currency translation. Additionally, an increase of $0.4 million in personnel and other costs was offset by a decrease of $0.1 million in stock-based compensation expense.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $7.0 million and $6.6 million for the three months ended September 30, 2009 and 2008, respectively, representing 10% and 9% of total revenues in those periods, respectively. The increase in costs was primarily related to our acquisitions, which added $0.8 million in costs, offset in part by a decrease of $0.2 million in costs, a decrease in stock-based compensation expense of $0.1 million and a decrease of $0.1 million related to foreign currency translation. Research and development expenses for the nine months ended September 30, 2009 and 2008 were $19.6 million and $20.3 million, respectively, representing 10% of total revenues in each of these periods. A decrease of $1.3 million in costs, primarily personnel-related, a decrease of $0.8 million related to foreign currency translation and a decrease in stock-based compensation expense of $0.1 million were partially offset by our acquisitions, which added $1.5 million in costs.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $4.5 million and $8.1 million for the three months ended September 30, 2009 and 2008, respectively, representing 7% and 11% of total revenues in those periods, respectively. General and administrative expenses for the prior-year period included $2.1 million in costs related to the withdrawn public offering. Contributing to the remainder of the variance was a reduction of $1.3 million in costs, primarily related to personnel, bad debt and capital-based taxes, a decrease of $0.2 million in stock-based compensation expense and a decrease of $0.1 million related to foreign currency translation, partially offset by our acquisitions, which added $0.1 million in costs. General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $14.7 million and $20.7 million, respectively, representing 7% and 10% of total revenues in those periods, respectively. General and administrative expenses for the prior-year period included $2.1 million in costs related to the withdrawn public offering. Contributing to the remainder of the variance was a reduction of $3.2 million in costs, primarily related to personnel, bad debt, capital-based taxes and the impact of cost controls, a decrease of $0.5 million in stock-based compensation expense and a decrease of $0.5 million related to foreign currency translation, partially offset by our acquisitions, which added $0.3 million in costs.
Interest Expense. Net interest expense for the three months ended September 30, 2009 and 2008 was $9.1 million and $10.3 million, respectively. Net interest expense was $27.8 million and $31.1 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense is primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense is due to a decrease in outstanding debt and lower average interest rates for both 2009 periods.
Other Expense, Net. Other expense, net for the three months and nine months ended September 30, 2009 consisted primarily of foreign currency losses. Other expense, net for the three months ended September 30, 2008 consisted primarily of foreign currency gains. Other income, net for the nine months ended September 30, 2008 consisted primarily of foreign currency gains of $1.3 million, partially offset by the $1.0 million loss we recorded relating to our investment in a private company.
Provision for Income Taxes. We had effective tax rates of 31.3% and 30.8% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the balance of the year is expected to be between 30% and 35%.
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
Our cash and cash equivalents at September 30, 2009 were $52.5 million, an increase of $23.2 million from $29.3 million at December 31, 2008. Cash provided by operations was partially offset by net repayments of debt, cash used for acquisitions and capital expenditures.
Net cash provided by operating activities was $45.0 million for the nine months ended September 30, 2009. Cash provided by operating activities was primarily due to net income of $13.0 million adjusted for non-cash items of $24.4 million and changes in our working capital accounts totaling $7.6 million. The changes in our working capital accounts were driven by a decrease in accounts receivable and increases in accrued expenses and deferred revenues, partially offset by a decrease in income taxes payable. The decrease in accounts receivable was primarily due to the timing of collections. Days’ sales outstanding decreased to 49 days as of September 30, 2009 from 51 days as of December 31, 2008. The increase in accrued expenses was primarily due to an increase in interest payable related to the timing of interest payments on our notes, offset in part by the payment of annual employee bonuses. The increase in deferred revenues was primarily due to the collection and timing of annual maintenance fee renewals and a significant term license fee billed during the second quarter.
Investing activities used net cash of $11.6 million for the nine months ended September 30, 2009, primarily related to the $10.4 million cash paid for our acquisitions of MAXIMIS and Evare, offset in part by a $0.1 million adjustment to the MDS purchase price. Capital expenditures accounted for the remaining $1.2 million.
Financing activities used net cash of $12.0 million for the nine months ended September 30, 2009, representing net repayments of debt under our senior credit facilities and the repurchase of Holdings’ common stock in connection with stock option exercises.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at September 30, 2009.
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
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of September 30, 2009, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2009	2008	2009	2008	2009
Net income	$5,607	$4,810	$12,996	$12,332	$19,465
Interest expense, net	9,147	10,295	27,791	31,132	37,789
Income taxes	2,575	1,531	5,928	5,491	7,583
Depreciation and amortization	9,109	8,568	26,707	26,292	35,453

EBITDA	$26,438	$25,204	$73,422	$75,247	$100,290
Purchase accounting adjustments (1)	(58)	(76)	(163)	(224)	(228)
Unusual or non-recurring charges (2)	400	1,134	1,683	2,502	661
Acquired EBITDA and cost savings (3)	—	—	2,025	—	3,455
Stock-based compensation	1,569	2,097	4,363	5,405	6,281
Capital-based taxes	(4)	165	672	880	1,004
Other (4)	337	324	977	1,044	1,279

Consolidated EBITDA	$28,682	$28,848	$82,979	$84,854	$112,742

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, expenses related to the withdrawn public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisitions occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for the year ending December 31, 2009 limits expenditures to $17.5 million. Actual capital expenditures through September 30, 2009 were $1.2 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended September 30, 2009 are as follows:

	Covenant	Actual
	Requirements	Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	5.50x	3.30x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.00x	3.18x
Recent Accounting Pronouncements
In June 2009, the FASB issued “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP”, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. We adopted the Codification effective with this filing and, as it is not intended to change or alter existing GAAP, it did not impact our results of operations, cash flows or financial position.
In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance upon its issuance and such adoption did not have a material impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, which was November 12, 2009.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments, which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this, fair values for these assets and liabilities were only disclosed annually. This new accounting guidance requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. We adopted this guidance upon its issuance and such adoption did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary we have borrowed to fund acquisitions.
At September 30, 2009, excluding capital leases, we had total debt of $402.3 million, including $197.3 million of variable interest rate debt. We have entered into an interest rate swap agreement having a notional value of $100 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.
At September 30, 2009, $41.3 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
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
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 1, 2009, we and our parent, SS&C Technologies Holdings, Inc. (collectively “we” or “us”) were served with a class action and verified derivative complaint filed against us and other defendants in the U.S. District Court for the Southern District of New York in In re Tremont Securities Law, State Law and Insurance Litigation. On June 4, 2009, we filed a motion to dismiss the plaintiffs’ claims. On September 11, 2009, the court approved an agreement between us and the plaintiffs to a dismissal of the plaintiffs’ claims against us without prejudice. The dismissal was subject to the execution of a tolling agreement between us and the plaintiffs tolling the statute of limitations on the plaintiffs’ claims until December 31, 2009. The plaintiffs’ derivative claims against us alleged breach of fiduciary duty and professional negligence in our duties as administrator to two of the Rye group of funds, which the plaintiffs alleged provided Bernard L. Madoff with infusions of assets and were operated through defendant Tremont Group Holdings, Inc. as part of the MassMutual Financial Group. The plaintiffs’ complaint sought class certification, compensatory damages against all defendants, jointly and severally, prejudgment interest, punitive damages and costs.
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

SS&C TECHNOLOGIES, INC.
Date: November 13, 2009	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

10.1*	Assumption Agreement, dated as of August 31, 2009, by SS&C Technologies Connecticut, LLC in favor of JPMorgan Chase Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2009 (File No. 000-28430) (the “Form 8-K”)

10.2*	Acknowledgment and Confirmation Agreement, dated as of August 31, 2009, among SS&C Technologies Canada Corp., JPMorgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., Toronto Branch is incorporated herein by reference to Exhibit 10.2 to the Form 8-K

10.3*	Second Supplemental Indenture, dated as of September 1, 2009, among the Registrant, SS&C Technologies Connecticut, LLC and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.3 to the Form 8-K

10.4*	Note Guarantee by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.4 to the Form 8-K

10.5*	Joinder Agreement, dated as of September 1, 2009, executed and delivered by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.5 to the Form 8-K

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference.