Form 10-K
period 2009-12-31
SS&C TECHNOLOGIES INC
filed 2010-02-26
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

There were 1,000 shares of the registrant’s common stock outstanding as of February 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SS&C TECHNOLOGIES, INC.

YEAR 2009 FORM 10-K ANNUAL REPORT

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

The following (identified in the chart of products and services on pages 11 and 12) are registered trademarks and/or service marks of SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries: ADVISORWARE, DBC, FUNDRUNNER, MARGINMAN, PACER, PAGES, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

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

Company Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 4,500 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

We provide the global financial services industry with a broad range of software-enabled services, which consist of software-enabled outsourcing services and subscription-based on-demand software that are managed and hosted at our facilities, and specialized software products, which are deployed at our clients’ facilities. Our software-enabled services, which combine the strengths of our proprietary software with our domain expertise, enable our clients to contract with us to provide many of their mission-critical and complex business processes. For example, we utilize our software to offer comprehensive fund administration services for alternative investment managers, including fund manager services, transfer agency services, fund of funds services, tax processing and accounting. We offer clients the flexibility to choose from multiple software delivery options, including on-premise applications and hosted, multi-tenant or dedicated applications. Additionally, we provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that our software-enabled services provide superior client support and an attractive alternative to clients that do not wish to install, manage and maintain complicated financial software. The following table describes selected functionality of our software products and software enabled services and the eight vertical markets that we serve.

Treasury,
	Alternative		Banks &	Institutional	Insurance &		Municipal	Real Estate
Selected	Investment	Financial	Credit	Asset	Pension	Commercial	Finance	Property
Functionality	Managers	Markets	Unions	Managers	Funds	Lenders	Groups	Managers

Portfolio Management/Accounting	✓	✓	✓	✓	✓
Trading/Treasury Operations	✓	✓	✓	✓	✓
Financial Modeling			✓		✓		✓
Fund Administration Services	✓
Loan Management/Accounting			✓		✓	✓
Money Market Processing			✓
Property Management								✓

Our business model is characterized by substantial contractually recurring revenues, high operating margins and significant cash flow. We generate revenues primarily through our high-value software-enabled services, which are typically sold on a long-term subscription basis and integrated into our clients’ business processes. Our software-enabled services are generally provided under two- to five-year non-cancelable contracts with monthly or quarterly payments. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. As a consequence, a significant portion of our revenues consists of subscription payments and maintenance fees and is contractually recurring in nature. Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed and the volume of transactions.

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 85% of total revenues in the year ended December 31, 2009. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

We generated revenues of $270.9 million for the year ended December 31, 2009 as compared to revenues of $280.0 million and $248.2 million for the years ended December 31, 2008 and 2007, respectively. We generated 79% of our revenues in 2009 from clients in North America and 21% from clients outside North America. Our revenues are highly diversified, with our largest client in 2009 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements, including the notes thereto.

Our Industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, banks and brokerage firms. The recent economic crisis has negatively affected each of these markets and contributed to a significant decline in asset value. In particular, alternative investment funds, such as hedge funds, experienced increased redemption requests and money managers experienced a shift from equities to money market funds, treasuries and other liquid investments. These factors all contribute to reducing revenues among the financial services firms, which, in turn, affects their access to credit, spending ability and, in some cases, their long-term viability.

Many of these recent issues highlight the need for effective risk assessment tools, improved reporting systems, accurate accounting and compliance systems and overall management of middle- and back-office operations. These challenges provide us opportunities as industry participants seek to respond efficiently and effectively to increased regulation and investor demand for transparency, and to enhance their competitive position in a challenging environment.

Opportunities

The current market turmoil that the industry is experiencing is amidst a decade of change for the financial services industry as a whole where trading volumes have risen, the complexity of instruments has expanded, regulatory pressure has intensified and automation has evolved in the capital markets.

Asset Classes and Securities Products Growing in Volume and Complexity.  Investment professionals must increasingly track and invest in numerous types of asset classes far more complex than traditional equity and debt instruments. These assets require more sophisticated systems to automate functions such as trading and modeling, portfolio management, accounting, performance measurement, reconciliation, reporting, processing and clearing. Manual tracking of orders and other transactions is not effective for these assets. In addition, as the business knowledge requirements increase, firms see increasing value in outsourcing the management of these assets to firms such as SS&C who offer software-enabled services.

Increasing Regulatory Requirements and Investor Demand for Transparency.  Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States. Several high-profile scandals have also led to increased investor demand for transparency. The financial services industry must meet these complicated and burdensome requirements, and many have struggled to do so. In addition, as the financial services industry continues to grow in complexity, we anticipate regulatory oversight will continue to impose new demands on financial services providers. The expectation is that hedge funds may start to experience similar regulatory pressures. In addition, financial services providers continue to face increasing regulatory oversight from domestic organizations such as the Financial Industry Regulatory Authority, U.S. Treasury Department, Securities and Exchange Commission, New York Stock Exchange, National Association of Insurance Commissioners and U.S. Department of Labor as well as foreign regulatory bodies such as the Office of Supervision of Financial Institutions in Ottawa, Canada, Financial Services Association in London, England and Ministry of Finance in Tokyo, Japan.

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

Intense Global Competition Among Financial Services Providers.  Competition within the financial services industry has become intense as financial services providers expand into new markets and offer new services to their clients in an effort to maximize their profitability. Additionally, a significant number of small- and medium-sized organizations, such as hedge funds, have begun to compete with large financial institutions as they seek to attract new clients whose assets they can manage. As traditional equity and debt instruments become more commoditized, financial services providers are expanding into more complex product and service offerings to drive profitability. In response to these increasingly competitive conditions worldwide, financial services organizations seek to rapidly expand into new markets, manage operational enterprise risk, increase front-office productivity and drive cost savings by utilizing software to automate and integrate their mission-critical and labor intensive business processes.

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

Broad Portfolio of Products and Services Focused on Financial Services Organizations.  Our broad portfolio of over 60 software products and software-enabled services allows professionals in the financial services industry to efficiently and rapidly analyze and manage information, increase productivity, devote more time to critical business decisions and reduce costs. Our products and services automate our clients’ most mission-critical, complex business processes, and improve their operational efficiency. We believe our product and service offerings position us as a leader within the specific verticals of the financial services software and services market in which we compete. We provide highly flexible, scalable and cost-effective solutions that enable our clients to track complex securities, better employ sophisticated investment strategies, scale efficiently and meet evolving regulatory requirements. Our solutions allow our clients to automate and integrate their front-office, middle-office and back-office functions, thus enabling straight-through processing.

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

Highly Attractive Operating Model.  We believe we have a highly attractive operating model due to the contractually recurring nature of our revenues, the scalability of our software and software-enabled services, the significant operating cash flow we generate and our highly effective sales and marketing model.

Growing Contractually Recurring Revenues.  We continue to focus on growing our contractually recurring revenues from our software-enabled services and our maintenance contracts because they provide greater predictability in the operation of our business and enable us to strengthen long-term relationships with our clients. Contractually recurring revenues represented 85% of total revenues for the year ended December 31, 2009, up from 52% of total revenues in 2000.

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

Highly Effective Sales and Marketing Model.  We utilize a direct sales force model that benefits from significant direct participation by senior management. We achieve significant efficiency in our sales model by leveraging the Internet as a direct marketing medium. We currently deliver over 375,000 electronic newsletters to industry participants worldwide approximately every two weeks. These eBriefings are integrated with our corporate website, www.ssctech.com, and are the source for a substantial number of our sales leads. Our deep domain knowledge and extensive participation in day-to-day investment, finance and fund administration activities enable us to create informative and timely articles that are the basis of our eBriefings.

Deep Domain Knowledge and Extensive Industry Experience.  As of December 31, 2009, we had 1,061 development, service and support professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries.

Trusted Provider to Our Highly Diversified and Growing Client Base.  By providing mission-critical, reliable software products and services for more than 20 years, we have become a trusted provider to the financial services industry. We have developed a large and growing installed base within multiple segments of the financial services industry. Our clients include some of the largest and most well-recognized firms in the financial services industry. We believe that our high-quality products and superior services have led to long-term client relationships, some of which date from our earliest days of operations. Our strong client relationships, coupled with the fact that many of our current clients use our products for a relatively small portion of their total funds and investment vehicles under management, provide us with a significant opportunity to sell additional solutions to our existing clients and drive future revenue growth at lower cost.

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

Our Growth Strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services and New Proprietary Software.  Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $30.9 million for the year ended December 31, 2004 to $163.3 million for the year ended December 31, 2009, representing a compound annual growth rate of 40%.

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

Increase Revenues from Existing Clients.  We believe our established client base presents a substantial opportunity for growth. Revenues from our existing clients generally grow along with the amount and complexity of assets that they manage and the volume of transactions that they execute. While we expect to continue to benefit from the financial services industry’s growing assets under management, expanding asset classes, and increasing transaction volumes, we also intend to leverage our deep understanding of the financial services industry to identify other opportunities to increase our revenues from our existing clients. Many of our current clients use our products only for a portion of their total assets under management and investment funds, providing us with significant opportunities to expand our business relationship and revenues. We have been successful in, and expect to continue to focus our marketing efforts on, providing additional modules or features to the products and services our existing clients already use, as well as cross-selling our other products and services. Additionally, we intend to sell additional software products and services to new divisions and new funds of our existing client base. Our client services team is primarily responsible for expanding our relationships with current clients. Moreover, our high quality of service helps us maintain significant client retention rates and longer lasting client relationships.

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies.  We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe that our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 29 businesses that we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our acquisition candidates to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence.  We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In 2009, we generated 21% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

Our Acquisitions

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, add new clients and supplement our internal development efforts. Our acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. The addition of new products and services has also enabled us to market other products and services to acquired client bases. We believe that our acquisitions have been an extension of our research and development effort and have enabled us to purchase proven products and remove the uncertainties sometimes associated with software development projects.

Since 1995, we have acquired 29 businesses within our industry. To date, our acquisitions have contributed marketable products or services that have added to our revenues. We believe that we have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

We generally seek to acquire companies that satisfy our financial metrics, including expected return on investment, and that:

•	provide complementary products or services in the financial services industry;

•	possess proven technology and an established client base that will provide a source of ongoing revenue and to whom we may be able to sell existing products and services.

•	Expand our intellectual property portfolio to complement our business;

•	address a highly specialized problem or a market niche in the financial services industry;

•	expand our global reach into strategic geographic markets; and

•	have solutions that lend themselves to being delivered as software-enabled services.

We believe, based on our experience, that there are numerous solution providers addressing highly particularized financial services needs or providing specialized services that would meet our disciplined acquisition criteria.

The following table provides a list of acquisitions we have made since 1995:

Acquisition Date	Acquired Business	Contract Purchase Price*	Acquired Capabilities, Products and Services

March 1995	Chalke	$10,000,000	Expanded insurance footprint with PTS actuarial product
November 1997	Mabel Systems	$850,000 and 109,224 shares	Entered Benelux market with investment accounting product
December 1997	Shepro Braun Systems	1,500,000 shares	Entered hedge fund and family office markets with Total Return product
March 1998	Quantra	$2,269,800 and 819,028 shares	Entered the real estate property management market with SKYLINE product
April 1998	The Savid Group	$821,500	Expanded debt & derivative product offerings
March 1999	HedgeWare	1,028,524 shares	Expanded product offerings for the hedge fund and family office markets
March 1999	Brookside	41,400 shares	Expanded our consulting services capabilities
November 2001	Digital Visions	$1,350,000	Entered financial institutions market with BANC Mall, PALMS and PortPro products
January 2002	Real-Time USA	$4,000,000	Expanded financial institutions offerings with Lightning and Real-Time products
November 2002	DBC	$4,500,000	Added municipal finance structuring products for underwriters, investment banks, municipal issuers and financial advisors
December 2003	Amicorp Fund Services	$1,800,000	Entered offshore fund administration services market
January 2004	Investment Advisory Network	$3,000,000	Expanded wealth management capabilities with Compass and Portfolio Manager products
February 2004	NeoVision Hypersystems	$1,600,000	Added data visualization dashboard capabilities with Heatmaps product
April 2004	OMR Systems	$19,671,000	Added integrated global product offering for financial institutions and hedge funds with TradeThru product
February 2005	Achievement Technologies	$470,000	Enhanced real estate property management offering with SamTrak facilities management product

Acquisition Date	Acquired Business	Contract Purchase Price*	Acquired Capabilities, Products and Services

February 2005	EisnerFast	$25,300,000	Expanded fund administration services to the hedge fund and private equity markets
April 2005	Financial Models Company	$159,000,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
June 2005	Financial Interactive	358,424 shares and warrants to purchase 50,000 shares	Expanded alternative investment fund offerings with FundRunner CRM product.
August 2005	MarginMan	$5,600,000	Expanded depth in foreign currency exchange market with MarginMan product
October 2005	Open Information Systems	$24,000,000	Entered money market , custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products Information Manager
March 2006	Cogent Management	$12,250,000	Expanded fund administration services to hedge fund and private equity markets
August 2006	Zoologic	$3,000,000	Added education and training courseware offerings for financial institutions
March 2007	Northport	$5,000,000	Expanded fund administration services to private equity market
October 2008	Micro Design Services	$17,200,000	Added real-time, mission-critical order routing and execution services with ACA, BlockTalk and MarketLook products
March 2009	Evare	$3,514,500	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services
May 2009	MAXIMIS	$7,700,000	Expanded institutional footprint and provided new cross-selling opportunities
November 2009	TheNextRound	$21,000,000	Expanded private equity client base with TNR Solution product

Acquisition Date	Acquired Business	Contract Purchase Price*	Acquired Capabilities, Products and Services

December 2009	Tradeware	$22,500,000	Added electronic trading offering in broker/dealer market
February 2010	GIPS	$12,000,000	Expanded fund administration services to private equity market

*	Share references are to shares of our common stock after giving effect to our three-for-two common stock split in the form of a stock dividend effective as of March 2004.

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

Products	Typical Users	Vertical Markets Served

Portfolio Management/Accounting
AdvisorWare Altair CAMRA Debt & Derivatives Fund Runner Marathon Global Wealth Platform Lightning MAXIMIS Pacer Pages PALMS PortPro Recon Suite for Australia Sylvan TNR Solution Total Return	Portfolio managers Asset managers Fund administrators Investment advisors Auditors Alternative investment managers Brokers/dealers	Alternative investment managers Financial markets Institutional asset managers Insurance & pension funds Treasury, banks & credit unions
Trading/Treasury Operations
Antares Antares Trader BlockTalk BlockTalkPlus MarginMan MarketLook Information System TradeDesk TradeThru Tradeware MarketCenter	Securities traders Financial institutions Risk managers Foreign exchange traders Asset managers Brokers/dealers Financial exchanges	Alternative investment managers Financial markets Institutional asset managers Insurance & pension funds Treasury, banks & credit unions Corporate treasuries

Products	Typical Users	Vertical Markets Served

Financial Modeling
DBC PTS	CEO/CFOs Risk managers Actuarial professionals Bank asset/liability managers Investment bankers State/local treasury staff Financial advisors	Insurance & pension funds Municipal finance groups Treasury, banks & credit unions
Loan Management/Accounting
LMS Loan Suite LMS Originator LMS Servicer The BANC Mall	Mortgage originators Commercial lenders Mortgage loan servicers Mortgage loan portfolio managers Real estate investment managers Bank/credit union loan officers	Commercial lenders Insurance & pension funds Treasury, banks & credit unions
Property Management
SKYLINE	Real estate investment managers Real estate leasing agents Real estate property managers Facility managers	Real estate leasing/property managers
Money Market Processing
Information Manager Money Market Manager Global Debt Manager	Financial institutions Custodians Security lenders Cash managers	Treasury, banks & credit unions
Training
Zoologic Learning Solutions	Financial institutions Asset managers Hedge fund managers Investment bankers	All verticals

Services	Typical Users	Vertical Markets Served

Advanced Component Architecture Custom Mobility Evare GlobalX SS&C Direct SS&C Fund Services SSCNet SVC Tradeware FIXLink Tradeware OATS Consolidator	Portfolio managers Asset managers Financial exchanges Fund administrators Investment advisors Alternative investment managers Securities traders Brokers/dealers	Alternative investment managers Financial markets Institutional asset managers Insurance and pension funds Treasury, banks & credit unions

Portfolio Management/Accounting

Our products and services for portfolio management span most of our vertical markets and offer our clients a wide range of investment management solutions.

AdvisorWare.  AdvisorWare software supports hedge funds, funds of funds and family offices with sophisticated global investment, trading and management concerns, and/or complex financial, tax (including German tax requirements), partnership and allocation reporting requirements. It delivers comprehensive multicurrency investment management, financial reporting, performance fee calculations, net asset value calculations, contact management and partnership accounting in a straight-through processing environment.

Altair.  Altair software is a portfolio management system designed for companies that are looking for a solution that meets Benelux market requirements and want client/server architecture with SQL support. We license Altair primarily to European asset managers, stock brokers, custodians, banks, pension funds and insurance companies. Altair supports a full range of financial instruments, including fixed income, equities, real estate investments and alternative investment vehicles.

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

FundRunner Marathon.  FundRunner Marathon gives hedge fund managers the tools necessary for investor communication and reporting.

GlobalWealth Platform.  A web-based service, GlobalWealth Platform combines our core asset management product functions with an innovative, easy-to-use interface. GlobalWealth Platform provides an integrated suite with key components — modeling, trading, portfolio accounting, client communications and other mission critical workflows — as an on-demand, software-enabled service.

Lightning.  Lightning is a comprehensive software-enabled service supporting the front-, middle- and back-office processing needs of commercial banks and broker-dealers of all sizes and complexity. Lightning automates a number of processes, including trading, sales, funding, accounting, risk analysis and asset/liability management.

MAXIMIS.  MAXIMIS is a real-time intranet-enabled portfolio management solution for insurance companies,pension funds and institutional asset managers. Its key product functions include portfolio analysis, investment management, trade processing, cash processing, multi-currency accounting, regulatory reporting, operations and analysis and management reporting.

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

TNR Solution.  TNR Solution is a software product for private equity, hedge funds, funds of hedge funds and family offices. Built around Microsoft’s .NET platform, the product gives end users the flexibility to manage all aspects of their operations from contact management, fund raising, investor relations, fund, portfolio and deal management, general ledger and reporting.

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

Antares Trader.  Antares Trader is an integrated order management and execution management system (OEMS) that enables clients to integrate pre-trade compliance, real-time position and profit and loss, “what-if” analysis, reporting and Financial Information eXchange (FIX) connectivity. In addition, Antares Trader facilitates the routing of trades to multiple brokers and execution venues and provides direct market access for equities, futures and options trading.

BlockTalk.  BlockTalk is a broadcast messaging platform that enables floor brokers to send liquidity alerts for any New York Stock Exchange-listed security to the floor community.

BlockTalkPlus.  BlockTalkPlus is a subscription-based distribution platform enabling sponsored “off-floor” trading desks and their clients to receive liquidity alerts directly from the trading floor of the New York Stock Exchange.

MarginMan.  MarginMan delivers collateralized trading software to the foreign exchange marketplace. MarginMan supports collateralized foreign exchange trading, precious metals trading and over-the-counter foreign exchange options trading.

MarketLook Information System (MLIS).  MLIS allows traders anywhere in the world access to market color and size directly from traders on the trading floor of the New York Stock Exchange.

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

Tradeware MarketCenter.  Tradeware MarketCenter is an order management solution for all aspects of global agency trading process, from sending indications of interest (IOI’s) to managing order flow to providing back-office and compliance reporting.

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

Global Debt Manager.  Global Debt Manager is a robust browser based application for corporate and municipal bond accounting. Fully integrated with Money Market Manager (M3), Global Debt Manager offers processing for conventional and structured debt within a secure and flexible platform.

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

Custom Mobility.  Custom Mobility provides expertise in designing and developing mobility solutions for the financial markets. We believe that our understanding of the power of mobile/wireless technology, coupled with a deep understanding of the financial markets, has permitted us to offer services tailored to this growing portion of the market.

Evare.  Evare is a leader in financial data acquisition, transformation and delivery services. Global Managed Services connect you to your clients and counterparties using each firm’s preferred method of connectivity, custom data formats, and industry standards. All parties utilize their existing systems and protocols without having to upgrade or install software.

GlobalX.  GlobalX is a trading solution providing broker-dealers with a simplified, integrated cross-border trade execution and settlement process. The GlobalX technology is designed to provide clients with improved operational efficiency, lower costs and a significantly higher percentage of successful cross-border trades.

SS&C Direct.  We provide comprehensive software-enabled services through our SS&C Direct operating unit for portfolio accounting, reporting and analysis functions. Since 1997, SS&C Direct has offered ASP, business process outsourcing (BPO) and blended outsourcing services to institutional asset managers, insurance companies, hedge funds, and financial institutions.

The SS&C Direct service includes:

•	full BPO investment accounting and investment operations services;

•	hosting of a company’s application software;

•	automated workflow integration;

•	automated quality control mechanisms; and

•	extensive interface and connectivity services to custodian banks, data service providers, depositories and other external entities.

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

Tradeware FIXLink.  Tradeware FIXLink is a FIX network for IOIs, trades, orders, and allocations, providing a reliable broker-neutral and platform-neutral FIX connectivity service to broker-dealers and institutions.

Tradeware OATS Consolidator.  Tradeware OATS Consolidator is a broker-neutral compliance service that provides an Order Audit Trail System, or OATS, reporting solution for broker-dealers using multiple trading systems.

Software and Service Delivery Options

Our delivery methods include software-enabled services, software licenses with related maintenance agreements, and blended solutions. Substantially all of our software-enabled services are built around and leverage our proprietary software.

Software-Enabled Services.  We provide a broad range of software-enabled services for our clients. By utilizing our proprietary software and avoiding the substantial use of third-party products to provide our software-enabled services, we are able to greatly reduce potential operating risks, efficiently tailor our products and services to meet specific client needs, significantly improve overall service levels and generate high overall operating margins and cash flow. Our software-enabled services are generally provided under two- to five-year non-cancelable contracts with monthly and quarterly payments. Pricing on our software-enabled services varies depending upon the complexity of the services being provided, the number of users, assets under management and transaction volume. Importantly, our software-enabled services allow us to leverage our proprietary software and existing infrastructure, thereby increasing our aggregate profits and cash flows. For the year ended December 31, 2009, revenues from software-enabled services represented 60.3% of total revenues.

Software License and Related Maintenance Agreements.  We license our software to clients through either perpetual or term licenses. In connection with these contracts we provide maintenance. Maintenance contracts on our core enterprise software products, which typically incorporate annual pricing increases, provide us with a stable and contractually recurring revenue base due to average revenue retention rates of over 90% in each of the last five years. We typically generate additional revenues as our existing clients expand usage of our products. For the year ended December 31, 2009, license and maintenance revenues represented 7.6% and 24.4% of total revenues, respectively.

Blended Solutions.  We provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that this capability further differentiates us from many of our competitors that are unable to provide this level of service.

Professional Services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2009, revenues from professional services represented 7.7% of total revenues.

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

Clients

We have over 4,500 clients globally in eight vertical markets within the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2009, our top 10 clients represented approximately 18% of revenues, with no single client accounting for more than 5% of revenues.

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

Product Development and Engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2007, 2008 and 2009 were $26.3 million, $26.8 million and $26.5 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Competition

The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product introductions and marketing efforts by industry participants, although high conversion costs can create barriers to adoption of new products or technologies. The market is fragmented and served by both large-scale players with broad offerings as well as firms that target only local markets or specific types of clients. We also face competition from information systems developed and serviced internally by the IT departments of large financial services firms. We believe that we generally compete effectively as to the factors identified for each market below, although some of our existing competitors and potential competitors have substantially greater financial, technical, distribution and marketing resources than we have and may offer products with different functions or features that are more attractive to potential customers than our offerings.

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

Asset Management:  In our asset management market, we compete with a variety of other vendors depending on client characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from larger providers of integrated portfolio management systems and outsourcing services, such as SunGard, BNY Mellon Financial (Eagle Investment Systems) and Advent Software, to smaller providers of specialized applications and technologies such as StatPro, Charles River Development and others. We also compete with internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing asset management solutions are the reliability, accuracy, timeliness and reporting of processed information to internal and external customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and return on investment. Our strengths in this market are our technology, our ability to deliver functionality by multiple delivery methods and our ability to provide cost-effective solutions for clients. Although no company is dominant in this market, we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Insurance and Pension Funds:  In our insurance and pension funds market, we compete with a variety of vendors depending on clients characteristics such as size, type, location, computing environment and functionality requirements. Competitors in this market range from large providers of portfolio management systems, such as

State Street Bank (Princeton Financial Systems) and SunGard, to smaller providers of specialized applications and services.

We also compete with outsourcers, as well as the internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing insurance and pension plan systems are the accuracy, timeliness and reporting of processed information provided to internal and external clients, features and adaptability of the software, level and quality of customer support, economies of scale and return on investment. Our strengths in this market are our years of experience, our top-tier clients, our ability to provide solutions by multiple delivery methods, our cost-effective and customizable solutions and our expertise. We believe that we have a strong competitive position in this market.

Real Estate Property Management:  In our real estate property management market, we compete with numerous software vendors consisting of smaller specialized real estate property management solution providers and larger property management software vendors with more dedicated resources than our real estate property management business, such as Yardi Systems. The key competitive factors in marketing property management systems are the features and adaptability of the software, level of quality and customer support, degree of responsiveness and overall net cost. Our strengths in this market are the quality of our software and our reputation with our clients. This is a very fragmented market with many competitors.

Treasury, Banks & Credit Unions:  In our treasury, banks & credit unions market, there are multiple software and services vendors that are either smaller providers of specialized applications and technologies or larger providers of enterprise systems, such as SunGard and Misys. We also compete with outsourcers as well as the internal processing and information technology departments of our clients and prospective clients. The key competitive factors in marketing financial institution software and services include accuracy and timeliness of processed information provided to clients, features and adaptability of the software, level and quality of customer support, level of software development expertise, total cost of ownership and return on investment. Our strengths in this market are our flexible technology platform and our ability to provide integrated solutions for our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Commercial Lending:  In our commercial lending market, we compete with a variety of other vendors depending on client characteristics such as size, type, location and functional requirements. Competitors in this market range from large competitors whose principal businesses are not in the loan management business, such as PNC Financial Services (Midland Loan Services), to smaller providers of specialized applications and technologies. The key competitive factors in marketing commercial lending solutions are the accuracy, timeliness and reporting of processed information provided to customers, level of software development expertise, level and quality of customer support and features and adaptability of the software. Our strength in this market is our ability to provide both broadly diversified and customizable solutions to our clients. In this market we face many competitors, some of which have greater financial resources and distribution facilities than we do.

Financial Markets:  In our financial markets, our competition falls into two categories — the internal development organizations within financial enterprises and specialized financial technology vendors, such as SunGard, Fidessa and Cinnober. The key competitive factors in marketing financial markets technology solutions are a proven track record of delivering high quality solutions, level of responsiveness and overall net cost. Our strengths in this market are a successful track record of delivering solutions and our reputation with our clients. This is an extremely competitive environment which requires developing a strong customer relationship where we are viewed more as a partner than a vendor.

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

Employees

As of December 31, 2009, we had 1,253 full-time employees, consisting of:

•	241 employees in research and development;

•	729 employees in consulting and services;

•	88 employees in sales and marketing;

•	91 employees in client support; and

•	104 employees in finance and administration.

As of December 31, 2009, 359 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have a good relationship with our employees.

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

We have incurred a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of $397.3 million and additional available borrowings of $73.0 million under our revolving credit facility. Our total indebtedness consisted of $205.0 million of 11 3/4% senior subordinated notes due 2013, $190.0 million of secured indebtedness under our term loan B facility, $2.0 million of secured indebtedness under our revolving credit facility and $0.3 million of capital leases.

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

We are currently obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $35 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

In addition, our senior credit facilities include other covenants which, subject to permitted exceptions, prohibit us from making capital expenditures in excess of certain thresholds, making investments, loans and other advances, engaging in sale-leaseback transactions, entering into speculative hedging agreements, and prepaying our other indebtedness while indebtedness under our senior credit facilities is outstanding. The agreement governing our senior credit facilities also requires us to maintain compliance with specified financial ratios, particularly a leverage ratio and an interest coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. See “Description of certain indebtedness — Senior credit facilities” for additional information.

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

Risks Relating to Our Business

Our business is greatly affected by changes in the state of the general economy and the financial markets, and a prolonged downturn in the general economy or the financial services industry could disproportionately affect the demand for our products and services.

The systemic impact of a potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both western and emerging economies. These unfavorable changes in economic conditions, as well as declining consumer confidence, inflation, recession or other factors, have caused and could continue to cause our clients or prospective clients to delay or reduce purchases of our products, and our revenues could be adversely affected. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues. These unfavorable conditions could also make it difficult for our clients to obtain credit on reasonable terms or at all, preventing them from making desired purchases of our products and services. Further, the current challenging economic conditions also may impair the ability of our clients to pay for products they have purchased and, as a result, our reserves, allowances for doubtful accounts and write-offs of accounts receivable could increase. We cannot predict the timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Continued turbulence in the U.S. and international markets and prolonged declines in business consumer spending could materially adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients.

Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or prolonged downturns in the general economy and the financial services industry, including the current economic crisis, could disproportionately affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:

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

Further or accelerated consolidations and failures in the financial services industry could adversely affect our results of operations due to a resulting decline in demand for our products and services.

If banks and financial services firms fail or continue to consolidate, there could be a decline in demand for our products and services. Failures, mergers and consolidations of banks and financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our clients fail and/or merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. It is also possible that the larger financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us. In addition, these larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide or to consolidate their processing on a non-SS&C system. The resulting decline in demand for our products and services could have a material adverse effect on our revenues.

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

Some of our current and potential competitors have significantly greater financial, technical, distribution and marketing resources, generate higher revenues and have greater name recognition. Our current or potential competitors may develop products comparable or superior to those developed by us, or adapt more quickly to new technologies, evolving industry trends or changing client or regulatory requirements. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Accordingly, our business may not grow as expected and may decline.

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

Existing patent and copyright laws afford only limited protection. Others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. There are many patents in the financial services field. As a result, we are subject to the risk that others will claim that the important technology we have developed, acquired or incorporated into our products will infringe the rights, including the patent rights, such persons may hold. These claims, if successful, could result in a material loss of our intellectual property rights. Expensive and time-consuming litigation may be necessary to protect our proprietary rights.

We incorporate open source software into a limited number of our software solutions. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected.

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

In addition, we currently use certain third-party software in providing some of our products and services, such as industry standard databases and report writers. If we lost our licenses to use such software or if such licenses were found to infringe upon the rights of others, we would need to seek alternative means of obtaining the licensed software to continue to provide our products or services. Our inability to replace such software, or to replace such software in a timely manner, could have a negative impact on our operations and financial results.

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

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 54% of our revenues for the year ended December 31, 2009. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

For the years ended December 31, 2007, 2008 and 2009, international revenues accounted for 41%, 39% and 36%, respectively, of our total revenues. We sell certain of our products, such as Altair and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:

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

The Carlyle Group and its affiliates own a substantial majority of the fully diluted equity of SS&C Holdings, and, therefore, have the power to control our affairs and policies. Carlyle and its affiliates also control, to a large degree, the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Carlyle and its affiliates could conflict with the interests of note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle, as equity holders, might conflict with the interests of note holders. Carlyle and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a note holder. Additionally, Carlyle and its affiliates are in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or clients of ours.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices, which consist of 73,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in thirteen locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Dublin, Ireland; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Tokyo, Japan; Curacao, the Netherlands Antilles; and Sydney, Australia. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

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

	Successor				Combined (1)	Successor	Predecessor
	Year	Year	Year	Year	Year	November 23	January 1
	Ended	Ended	Ended	Ended	Ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	November 22,
	2009(6)	2008(5)	2007(4)	2006(3)	2005(2)	2005	2005
	(In thousands)
Statement of Operations Data:
Revenues	$270,915	$280,006	$248,168	$205,469	$161,634	$17,665	$143,969
Operating income	67,103	65,083	48,730	43,869	9,239	5,463	3,776
Net income	19,018	18,801	6,575	1,075	1,543	831	712
Cash dividends declared per share	—	—	—	—	$0.08	—	$0.08

	2009(6)	2008(5)	2007(4)	2006(3)	2005(2)

Balance Sheet Data (at period end):
Total assets	$1,185,641	$1,127,353	$1,190,495	$1,152,521	$1,176,371
Total long-term debt, including current portion	397,259	408,726	443,009	471,929	488,581
Stockholder’s equity	645,987	587,253	612,593	563,132	577,133

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through November 22, 2005 and the Successor period from November 23, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles (GAAP) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	On February 11, 2005, we acquired the assets and business of Achievement Technologies, Inc. On February 28, 2005, we acquired all the membership interests in EisnerFast LLC. On April 19, 2005, we acquired substantially all the outstanding stock of Financial Models Company Inc. On June 3, 2005, we acquired all the outstanding stock of Financial Interactive, Inc. On August 24, 2005, we acquired the assets and business of MarginMan. On October 31, 2005, we acquired all the outstanding stock of Open Information Systems, Inc.

(3)	On March 3, 2006, we acquired all of the outstanding stock of Cogent Management Inc. On August 31, 2006, we acquired the assets and business of Zoologic, Inc.

(4)	On March 12, 2007, we acquired all of the assets and business of Northport LLC. See Notes 2 and 11 of notes to our consolidated financial statements.

(5)	On October 1, 2008, we acquired the assets and business of Micro Design Services, LLC. See Notes 2 and 11 of notes to our consolidated financial statements.

(6)	On March 20, 2009, we acquired the assets and business of Evare, LLC. On May 29, 2009, we acquired the assets and related business associated with Unisys Corporation’s MAXIMIS software. On November 19, 2009, we acquired all of the outstanding stock of TheNextRound, Inc. On December 31, 2009, we acquired Tradeware Global Corp. through the merger of TG Acquisition Corp., our wholly-owned subsidiary, with and into Tradeware Global Corp., with Tradeware Global Corp. being the surviving company and our wholly-owned subsidiary. See Notes 2 and 11 of notes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of mission-critical, sophisticated software products and software-enabled services that allow financial services providers to automate complex business processes and effectively manage their information processing requirements. Our portfolio of software products and rapidly deployable software-enabled services allows our clients to automate and integrate front-office functions such as trading and modeling, middle-office functions such as portfolio management and reporting, and back-office functions such as accounting, performance measurement, reconciliation, reporting, processing and clearing. Our solutions enable our clients to focus on core operations, better monitor and manage investment performance and risk, improve operating efficiency and reduce operating costs. We provide our solutions globally to more than 4,500 clients, principally within the institutional asset management, alternative investment management and financial institutions vertical markets. In addition, our clients include commercial lenders, corporate treasury groups, insurance and pension funds, municipal finance groups and real estate property managers.

Since 2007, we have expanded our presence in current markets and entered new markets, increased our recurring revenues, enhanced our operating income, paid down debt and reduced our debt leverage, increased our revenues through offering our proprietary software as software-enabled services, and expanded our reach in the financial services market. Our acquisitions since 2007 have expanded our offerings for alternative investment managers, added to our portfolio management systems and provided us with new trading products for broker/dealers and financial exchanges.

Our revenues for 2009 were $270.9 million, compared to $280.0 million and $248.2 million in 2008 and 2007, respectively. Our revenues decreased in 2009 due in part to the impact of the recent economic downturn and of a strengthened U.S. dollar, offset in part by revenues attributable to acquired businesses. Our recurring revenues, which consist of our maintenance revenues and software-enabled services revenues, were $229.4 million in 2009, compared to $230.8 million and $203.2 million in 2008 and 2007, respectively. In 2009, recurring revenues represented 84.7% of total revenues, compared to 82.4% and 81.9% in 2008 and 2007, respectively. We believe our high level of recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $98.6 million in 2009, compared to $110.3 million and $101.1 million in 2008 and 2007, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2007, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. To support that demand, we have taken a number of steps, such as automating our software-enabled services delivery methods and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or that have a large base of maintenance clients. We believe that increasing the portion of our total revenues that are contractually recurring gives us the ability to better plan and manage our business and helps us reduce the fluctuations in revenues and cash flows typically associated with software license revenues. Our software-enabled services revenues increased from $141.3 million in 2007 to $163.3 million in 2009. Our maintenance revenues increased from $61.9 million in 2007 to $66.1 million in 2009. Maintenance customer retention rates have continued to be in excess of 90% and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have invested in increased personnel, facilities expansion and information technology. These investments and automation improvements in our software-enabled services have resulted in improved gross margins. Gross margins have increased from 48.1% in 2007 to

49.2% in 2009. We expect our contractually recurring revenues to continue to increase as a percentage of our total revenues.

We continue to focus on improving operating margins. Our total expenses, including costs of revenues, were $203.8 million in 2009, compared to $214.9 million and $199.4 million in 2008 and 2007, respectively. Our expenses decreased in 2009 over 2008 mainly as a result of our workforce reduction in November 2008 in an effort to reduce costs in response to the then anticipated effects of the recent economic downturn. As a result of managing our expenses, our operating income margins were 24.8% of revenues in 2009 compared to 23.2% in 2008 and 19.6% in 2007. Consolidated EBITDA, a non-GAAP financial measure defined in our credit agreement and used to measure our debt compliance, was $119.3 million in 2009 compared to $115.6 million and $98.7 million, in 2008 and 2007, respectively. Please see “Selected historical financial data” for a reconciliation of net income to Consolidated EBITDA.

We generated $59.9 million in cash from operating activities in 2009, compared to $61.7 million and $57.1 million in 2008 and 2007, respectively. In 2009, we used our operating cash flow and existing cash to repay $19.7 million of debt, acquire four businesses for $51.5 million and invest $2.6 million in capital equipment in our business.

Acquisitions

To supplement our organic growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2007, we have spent approximately $88.9 million in cash to acquire seven businesses in the financial services industry.

The following table lists the businesses we have acquired since January 1, 2007:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services

GIPS	February 2010	Expanded fund administration services to private equity market
Tradeware	December 2009	Added electronic trading offering in broker/ dealer market
TheNextRound	November 2009	Expanded private equity client base with TNR Solution product
MAXIMIS	May 2009	Expanded institutional footprint and provided new cross-selling opportunities
Evare	March 2009	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services
Micro Design Services	October 2008	Added real-time, mission-critical order routing and execution services with ACA, BlockTalk and MarketLook products
Northport	March 2007	Expanded fund administration services to private equity market

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

We recognize software-enabled services revenues on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. We do not recognize any revenues before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon our summarization of account information and trading volume.

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

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the client has been provided with access codes that allow for immediate possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance, unless such acceptance is deemed perfunctory. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for perpetual software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and customer support arrangement based on the fair value, which is derived from renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance agreements generally require us to provide technical support and software updates to our clients (on a when-and-if-available basis). We generally provide maintenance services under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the contract.

We also sell term licenses with maintenance. These arrangements range from one to seven years. Vendor-specific objective evidence does not exist for the maintenance element in the term licenses, and revenues are therefore recognized ratably over the contractual term of the arrangement.

We occasionally enter into software license agreements requiring significant customization or fixed-fee professional service arrangements. We account for these arrangements in accordance with the percentage-of-completion method based on the ratio of hours incurred to expected total hours; accordingly we must estimate the costs to complete the arrangement utilizing an estimate of man-hours remaining. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs may be revised. Such revisions are recognized in the period in which the revisions are determined. Due to the complexity of some software license agreements, we routinely apply judgments to the application of software revenue recognition accounting principles to specific agreements and transactions. Different judgments or different contract structures could have led to different accounting conclusions, which could have a material effect on our reported results of operations.

Allowance for Doubtful Accounts

The preparation of financial statements requires our management to make estimates relating to the collectibility of our accounts receivable. Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in our clients’ payment terms when evaluating the adequacy of the allowance for doubtful accounts. Such estimates require significant judgment on the part of our management. Therefore, changes in the assumptions underlying our estimates or changes in the financial condition of our clients could result in a different required allowance, which could have a material effect on our reported results of operations.

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). We test the recoverability of goodwill by comparing the fair value or our reporting unit to its book value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if comparable company market multiples decline from the levels at December 31, 2009, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value of our reporting unit exceeded its carrying value by more than 25% at December 31, 2009.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge and thus materially different results of operations.

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology. While actual results during the years ended December 31, 2009, 2008 and 2007 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the fair value of our common stock, the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

To date, SS&C Holdings has granted stock options to our employees and directors under the SS&C Holdings 2006 equity incentive plan. Given the lack of a public market for SS&C Holdings common stock, the SS&C Holdings board of directors must determine the fair value of SS&C Holdings common stock on the measurement date, which requires making complex and subjective judgments. The SS&C Holdings board has reviewed and considered a number of factors when determining the fair value of SS&C Holdings common stock, including:

•	the value of our business as determined at arm’s length in connection with the Transaction;

•	significant business milestones that may have affected the value of our business subsequent to the Transaction;

•	the continued risks associated with our business;

•	the economic outlook in general and the condition and outlook of our industry;

•	our financial condition and expected operating results;

•	our level of outstanding indebtedness;

•	the market price of stocks of publicly traded corporations engaged in the same or similar lines of business;

•	as of July 31, 2006, March 31, 2007 and March 1, 2008, analyses using a weighted average of three generally accepted valuation procedures: the income approach, the market approach — publicly traded guideline company method and the market approach - transaction method; and

•	as of November 15, 2008, April 1, 2009 and November 30, 2009, analyses using a weighted average of two generally accepted valuation procedures: the income approach and the market approach-publicly traded guideline company method. The market approach- transaction method was not utilized due to the lack of comparable transactions in the evaluation period.

The following table summarizes information about stock options granted since August 2006, the date of the first option grants since the Transaction:

	Shares		Fair Value of	Weighted-Average Grant Date Fair Value of Options by Vesting Type (1):
	Under	Exercise	Underlying			Change in
Grant Date	Option	Price	Stock	Time	Performance	Control

August 2006	1,165,831	$74.50	$74.50	$31.08	$32.98	$21.23
November 2006	10,500	74.50	74.50	30.75	32.61	21.23
March 2007	23,000	74.50	74.50	30.69	32.54	7.41
May 2007	17,500	98.91	98.91	40.85	43.32	9.09
June 2007	3,000	98.91	98.91	41.37	43.89	8.64
January 2009	30,005	85.65	85.65	24.32	—	—
December 2009	12,000	123.50	123.50	38.63	—	—
January 2010	500	123.50	123.50	38.18	—	—
February 2010	47,100	123.50	123.50	38.09	—	—

(1)	The weighted-average fair value of options by vesting type represents the value at the grant date. These fair values do not reflect the re-valuation of certain options related to modifications effected in February 2009, March 2008 and April 2007, or the resolutions approved by the SS&C Holdings board of directors and the SS&C Holdings compensation committee in February 2010 relating to performance-based and superior options, as more fully described in Notes 10 and 16 to the consolidated financial statements for the year ended December 31, 2009.

Income Taxes

The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. On a quarterly basis, we evaluate whether deferred tax assets are realizable and assess whether there is a need for additional valuation allowances. The carrying value of our deferred tax assets and liabilities is recorded based on the statutory rates that we expect our deferred tax assets and liabilities to reverse into income. We estimate the state rate at which our deferred tax assets and liabilities will reverse based on estimates of state income apportionment for future years. Each of these estimates requires significant judgment on the part of our management. In addition, we evaluate the need to provide additional tax provisions for adjustments proposed by taxing authorities.

As of December 31, 2009, we had $7.0 million of liabilities for unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. We recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

The following table sets forth revenues (dollars in thousands) and changes in revenues for the periods indicated:

				Percent Change
	Year Ended December 31,			from Prior Period
	2009	2008	2007	2009	2008

Revenues:
Software licenses	$20,661	$24,844	$27,514	(16.8)%	(9.7)%
Maintenance	66,099	65,178	61,910	1.4	5.3
Professional services	20,889	24,352	17,491	(14.2)	39.2
Software-enabled services	163,266	165,632	141,253	(1.4)	17.3

Total revenues	$270,915	$280,006	$248,168	(3.2)	12.8

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended
	December 31,
	2009	2008	2007

Revenues:
Software licenses	7.6%	8.9%	11.1%
Maintenance	24.4	23.3	25.0
Professional services	7.7	8.7	7.0
Software-enabled services	60.3	59.1	56.9

Total revenues	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2009, 2008 and 2007

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

Revenues were $270.9 million, $280.0 million and $248.2 million in 2009, 2008 and 2007, respectively. The revenue decrease in 2009 of $9.1 million, or 3.2%, was primarily due to a decrease in revenues for businesses and products that we have owned for at least 12 months, or organic revenues, of $18.3 million, or 7%, partially offset by revenues from products and services that we acquired through our acquisitions of Micro Design Services (“MDS”) in October 2008, Evare in March 2009, MAXIMIS in May 2009 and TheNextRound (“TNR”) in November 2009, which added $15.6 million in revenues in the aggregate. The revenue decrease in 2009 was due in part to the impact of the recent economic down turn and the unfavorable impact from foreign currency translation of approximately $6.4 million resulting from the strength of the U.S. dollar relative to the Canadian dollar, British pound, Australian dollar and the euro. Revenue growth in 2008 of $31.8 million, or 13%, was driven by organic revenues, which increased $28.7 million, or 12%. The remaining $3.1 million increase was due to sales of products and services that we acquired in our acquisitions of Northport, which we acquired in March 2007, and MDS. The impact from foreign currency translation in 2008 was not significant.

Software Licenses

Software license revenues were $20.7 million, $24.8 million and $27.5 million in 2009, 2008 and 2007, respectively. The decrease in software license revenues from 2008 to 2009 of $4.1 million was due to a decrease of $5.1 million in organic software license revenues and a decrease of $0.4 million related to foreign currency translation, partially offset by revenues of $1.4 million from acquisitions. During 2009, we had fewer perpetual license transactions than in 2008, but at a similar average size. The decrease in software license revenues from 2007 to 2008 of $2.7 million was due to a decrease of $3.3 million in organic license sales, partially offset by acquisitions, which added $0.6 million. During 2008, we had fewer perpetual license transactions than in 2007, but at a similar average size, offset by an increase in revenues from term licenses. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

Maintenance revenues were $66.1 million, $65.2 million and $61.9 million in 2009, 2008 and 2007, respectively. The increase in maintenance revenues of $0.9 million, or 1%, in 2009 was primarily due to revenue from acquisitions, which added $5.0 million, partially offset by a decrease of $2.7 million in organic maintenance revenues and a decrease of $1.4 million related to foreign currency translation. The decrease in organic maintenance revenues was primarily due to a decrease in fees for one significant customer. The increase in maintenance revenues of $3.3 million, or 5%, in 2008 was due in part to organic revenue growth of $2.8 million and acquisitions, which added $0.5 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, generally tied to the percentage changes in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

Professional services revenues were $20.9 million, $24.4 million and $17.5 million in 2009, 2008 and 2007, respectively. The decrease in professional services revenues of $3.5 million, or 14%, in 2009 was primarily due to a decrease of $4.9 million in organic revenues and a decrease of $0.7 million related to foreign currency translation, partially offset by revenues of $2.1 million from acquisitions. The increase in professional services revenues of $6.9 million, or 39%, in 2008 was primarily due to organic growth of $6.0 million and acquisitions, which contributed $0.9 million to the increase. The decrease in organic revenues in 2009 and the growth in organic revenues in 2008 was primarily due to one significant professional services project that commenced during the first quarter of 2008 and was completed during 2008. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services

Software-enabled services revenues were $163.3 million, $165.6 million and $141.3 million in 2009, 2008 and 2007, respectively. The decrease in software-enabled services revenues in 2009 of $2.3 million, or 1%, was primarily due to a decrease of $5.5 million in organic revenues and a decrease of $3.9 million related to foreign currency translation, partially offset by revenues of $7.1 million from acquisitions. Contributing to the decline in organic revenues was a decrease in fees for one significant client and decreases in the variable portion of our fees, which are tied to our clients’ assets under management. The increase in software-enabled services revenues in 2008 of $24.3 million, or 17%, was primarily due to organic growth of $23.2 million and acquisitions, which added $1.1 million. Future software-enabled services revenue growth is dependent on our ability to add new software-enabled services clients, retain existing clients and increase average software-enabled services fees.

Cost of Revenues

The total cost of revenues was $137.7 million, $142.4 million and $128.9 million in 2009, 2008 and 2007, respectively. The gross margin increased from 48% in 2007 to 49% in 2008 and 2009. The decrease in total cost of revenues in 2009 of $4.7 million was primarily due to cost reductions of approximately $9.1 million as a result of our workforce reduction in the fourth quarter of 2008 and a decrease in costs of $3.6 million related to foreign currency translation. Stock-based compensation decreased by $0.5 million, as the time-based options granted in August 2006 became fully vested during the year and a lower valuation was ascribed to the 2009 performance-based options as compared to the 2008 performance-based options. These cost reductions were partially offset by our acquisitions of MDS, Evare, MAXIMIS and TNR, which added costs of $8.5 million in the aggregate. The increase of $13.5 million in total cost of revenues in 2008 was mainly due to personnel increases early in the year to support revenue growth, particularly professional services and software-enabled services, and acquisitions. Cost increases to support our organic revenue growth were $12.5 million and acquisitions added $1.5 million in costs, primarily in software-enabled services revenues. In November 2008, we reduced our workforce by approximately 9% in response to the anticipated effects of the current economic downturn. Severance expenses related to this action added $0.6 million in expenses to total cost of revenues in 2008. These increases were offset by a decrease of $1.1 million in stock-based compensation expense, as 2007 stock-based compensation expense included charges related to the vesting of 2006 performance options.

Cost of Software License Revenues

Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $8.5 million, $9.2 million and $9.6 million in 2009, 2008 and 2007, respectively. The decrease in cost of software licenses in both 2009 and 2008 was primarily due to a reduction in amortization expense under the percent of cash flows method, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction, partially offset by amortization expense related to acquisitions occurring in each of those years. Additionally, 2009 costs include a decrease of $0.1 million related to foreign currency translation.

Cost of Maintenance Revenues

Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $27.6 million, $26.9 million and $26.0 million in 2009, 2008 and 2007, respectively. The increase in cost of maintenance revenues of $0.7 million in 2009 was primarily due to our acquisitions, which added $1.9 million in costs, partially offset by a decrease in costs of $0.6 million and a decrease of $0.6 million related to foreign currency translation. The increase in cost of maintenance revenues in 2008 was primarily due to additional costs of $0.7 million and additional amortization expense of $0.3 million as a result of increasing cash flows, partially offset by a decrease of $0.1 million in stock-based compensation expense.

Cost of Professional Services Revenues

Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenue was $14.2 million, $16.1 million and $14.3 million in 2009, 2008 and 2007, respectively. The decrease in cost of professional services revenues of $1.9 million in 2009 was primarily due to cost reductions of $3.6 million and a decrease of $0.5 million related to foreign currency translation, partially offset by acquisitions, which added $2.2 million in costs. The increase in cost of professional services revenues in 2008 was primarily due to an increase of $0.4 million in costs, partially offset by a decrease of $0.1 million in stock-based compensation expense. Acquisitions added $0.8 million in costs.

Cost of Software-Enabled Services Revenues

Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $87.5 million, $90.3 million and $79.0 million in 2009, 2008 and 2007, respectively. The decrease in cost of software-enabled services revenues of $2.8 million in 2009 was primarily due to cost reductions of $3.7 million, a decrease of $2.3 million related to foreign currency translation and a decrease of $0.5 million in stock-based compensation expense, partially offset by our acquisitions, which added $3.7 million in costs. The increase in cost of software-enabled services revenues in 2008 was primarily due to an increase of $10.8 million in costs, primarily related to personnel and communications, to support the growth in organic revenues and our acquisition of Northport, which added $0.7 million, representing a full year of costs. Additionally, severance expenses related to our workforce reduction contributed $0.4 million and amortization expense increased $0.3 million. These increases were partially offset by a decrease of $0.9 million in stock-based compensation expense.

Operating Expenses

Our total operating expenses were $66.1 million, $72.5 million and $70.6 million in 2009, 2008 and 2007, respectively, representing 24%, 26% and 28%, respectively, of total revenues in those years. The decrease in operating expenses of $6.4 million in 2009 was primarily due to cost reductions of approximately $7.6 million, which were partially the result of non-recurring prior year expenses of $1.6 million related to our prior proposed initial public offering, which was withdrawn due to market conditions, and severance expenses of $1.0 million related to our workforce reduction in 2008. Additionally, our acquisitions added costs of $3.8 million, partially offset by a decrease of $1.2 million in stock-based compensation expense and a decrease of $1.4 million related to foreign currency translation. The increase in operating expenses in 2008 was primarily due to our expensing $1.6 million in costs related our prior proposed initial public offering and severance expenses of $1.0 million. Additionally, operating costs increased $2.3 million, primarily related to personnel, and amortization expense increased $0.2 million. These increases were offset in part by a decrease of $2.6 million in stock-based compensation expense, as 2007 stock-based compensation expense included charges related to the vesting of 2006 performance options, a decrease of $0.5 million in capital-based taxes and a decrease of $0.5 million in expenses paid to The Carlyle Group. Acquisitions added $0.4 million in costs.

Selling and Marketing

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $20.4 million, $19.6 million and $19.7 million in 2009, 2008 and 2007, respectively, representing 8%, 7% and 8%, respectively, of total revenues in those years. The increase in selling and marketing expenses of $0.8 million in 2009 was primarily attributable to our acquisitions, which added $1.1 million in costs, partially offset by a decrease in stock-based compensation expense of $0.2 million and a reduction in costs of $0.1 million. Additionally, a decrease of $0.5 million related to foreign currency translation was partially offset by an increase in costs of $0.4 million. The decrease in selling and marketing expenses in 2008 was primarily attributable to a decrease in stock-based compensation expense of $0.6 million, partially offset by acquisitions, which added $0.2 million in costs, and an increase of $0.3 million in amortization expense.

Research and Development

Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $26.5 million, $26.8 million and $26.3 million in 2009, 2008 and 2007, respectively, representing 10%, 10% and 11%, respectively, of total revenues in those years. The decrease in research and development expenses of $0.3 million in 2009 was primarily due to a reduction in costs of $1.8 million, a decrease of $0.5 million related to foreign currency translation and a decrease in stock-based compensation expense of $0.2 million, partially offset by our acquisitions, which added $2.2 million in costs. The increase in research and development expenses in 2008 was primarily due to an increase of $0.6 million in costs to support organic revenue growth, and severance expenses of $0.3 million, partially offset by a decrease of $0.4 million in stock-based compensation expense.

General and Administrative

General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $19.2 million, $26.1 million and $24.6 million in 2009, 2008 and 2007, respectively, representing 7%, 9% and 10%, respectively, of total revenues in those years. The decrease in general and administrative expenses of $6.9 million in 2009 was primarily due to cost reductions of $6.2 million, which were partially the result of non-recurring prior year expenses of $1.6 million related our prior proposed initial public offering, which was withdrawn due to market conditions, and severance expenses of $0.7 million related to our workforce reduction in November 2008. A decrease of $0.7 million in stock-based compensation expense and a decrease of $0.4 million related to foreign currency translation were partially offset by our acquisitions, which added $0.4 million in costs. The increase in general and administrative expenses in 2008 was primarily due to an increase in costs of $1.7 million, our expensing $1.6 million in costs related to our prior proposed initial public offering and prior year severance expenses of $0.7 million. These increases were offset in part by a decrease of $1.6 million in stock-based compensation expense, a decrease of $0.5 million in capital-based taxes and a decrease of $0.5 million in expenses paid to Carlyle. Acquisitions added $0.2 million in costs.

Interest Income, Interest Expense and Other Income (Expense), Net

We had interest expense of $36.9 million and interest income of less than $0.1 million in 2009 compared to interest expense of $41.5 million and interest income of $0.4 million in 2008. In 2007, we had interest expense of $45.5 million and interest income of $0.9 million. The decrease in interest expense in 2009 reflects the lower average debt balance and lower average interest rates on the unhedged floating portion of our debt as compared to 2008. The decrease in interest income in 2009 is also related to the lower average interest rates as compared to 2008. The decrease in interest expense in 2008 reflects the lower average debt balance and lower average interest rates on the floating portion of our debt as compared to 2007. The decrease in interest income in 2008 is also related to the lower average interest rates as compared to 2007. Other expense, net in 2009 consists primarily of foreign currency transaction losses of $1.5 million. Other income, net in 2008 consists primarily of foreign currency transaction gains of $4.0 million, partially offset by a $2.0 million loss we recorded relating to our investment in a private company which we account for under the equity method of accounting. Other income, net in 2007 consists primarily of foreign currency transaction gains of $0.6 million, property tax refunds of $0.9 million and $0.4 million related to the favorable settlement of a liability accrued at the time of our acquisition of Financial Models in 2005.

Provision for Income Taxes

For the year ended December 31, 2009, we recorded a provision for income taxes of $9.8 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million, partially offset by state income taxes of $1.8 million. For the year ended December 31, 2008, we recorded a provision for income taxes of $7.1 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million and a benefit of $0.6 million due to changes in Canadian withholding rates enacted in December 2008. These benefits were partially offset by state income taxes of $1.0 million. For the year ended December 31, 2007, we recorded a benefit of $0.5 million. The difference between the benefit we recorded and the statutory rate was partially due to changes in Canadian statutory tax rates enacted in June 2007 and December 2007, for which we recorded a benefit of approximately $1.5 million, and other foreign tax benefits of approximately $1.9 million. We had $66.4 million of deferred tax liabilities and $16.7 million of deferred tax assets at December 31, 2009. In future years, we expect to have sufficient levels of taxable income to realize the net deferred tax assets at December 31, 2009.

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

Our cash and cash equivalents at December 31, 2009 were $19.1 million, a decrease of $10.2 million from $29.3 million at December 31, 2008. Cash provided by operations was offset by net repayments of debt and cash used for acquisitions and capital expenditures.

Net cash provided by operating activities was $59.9 million in 2009. Net cash provided by operating activities during 2009 was primarily the result of our net income, adjusted for non-cash expenses including depreciation and amortization, stock compensation expense, amortization of loan origination costs and a decrease in deferred income taxes. The net change in our operating accounts was driven by increases in accrued expenses, accounts payable and deferred revenues and a decrease in accounts receivable, partially offset by a decrease in income taxes payable.

Investing activities used net cash of $54.1 million in 2009. Cash used by investing activities was primarily due to $51.5 million cash paid for acquisitions and $2.6 million in capital expenditures.

Net cash used in financing activities was $17.9 million in 2009, primarily related to net repayments of debt.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 that require us to make future cash payments (in thousands):

		Less Than			More Than	All
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other

Short-term and long-term debt	$397,259	$4,270	$187,989	$205,000	$—	$—
Interest payments(1)	113,935	33,200	56,648	24,087	—	—
Operating lease obligations(2)	33,959	9,486	13,490	7,132	3,851	—
Purchase obligations(3)	8,322	5,556	1,879	770	117	—
Uncertain tax positions and related interest(4)	8,238	—	—	—	—	8,238

Total contractual obligations	$561,713	$52,512	$260,006	$236,989	$3,968	$8,238

(1)	Reflects interest payments on our term loan facility and associated interest rate swap agreement at an assumed interest rate of three-month LIBOR of 0.26% plus 2.0% for U.S. dollar loans and CDOR of 0.38% plus 2.5% for Canadian dollar loans, and required interest payments on our senior subordinated notes of 11.75%.

(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.3 million, $1.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

(4)	As of December 31, 2009, our liability for uncertain tax positions and related net interest payable were $7.0 million and $1.3 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Transaction

On November 23, 2005, in connection with the Transaction, SS&C (1) entered into a new $350.0 million credit facility, consisting of a $200.0 million term loan facility with SS&C as the borrower, a $75.0 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17.0 million of which is denominated in US dollars and $58.0 million of which is denominated in Canadian dollars) and a $75.0 million revolving credit facility and (2) issued $205.0 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2009, our total indebtedness was $397.3 million and we had $73.0 million available for borrowing under our revolving credit facility.

Senior Credit Facilities

SS&C’s borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, SS&C pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. SS&C is obligated to make quarterly principal payments on the term loan of $2.0 million per year. Subject to certain exceptions, thresholds and other limitations, SS&C is required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.

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

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SS&C’s (and its restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, SS&C is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at December 31, 2009.

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

Covenant Compliance

Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2009, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

Any breach of covenants in our senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under our indenture governing the senior subordinated notes. Any default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income	$19,018	$18,801	$6,575
Interest expense, net	36,863	41,130	44,524
Income tax provision (benefit)	9,804	7,146	(458)
Depreciation and amortization	36,028	35,038	35,047

EBITDA	101,713	102,115	85,688
Purchase accounting adjustments(1)	(93)	(289)	(296)
Capital-based taxes	795	1,212	1,721
Unusual or non-recurring charges(2)	1,990	1,480	(1,718)
Acquired EBITDA and cost savings(3)	8,053	2,379	135
Stock-based compensation	5,607	7,323	10,979
Other(4)	1,201	1,346	2,158

Consolidated EBITDA, as defined	$119,266	$115,566	$98,667

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency transaction gains and losses, expenses related to our prior proposed public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds and payments from legal and other settlements, costs associated with the closing of a regional office and other one-time gains and expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for the year ended December 31, 2009 limits expenditures to $18.9 million. Actual capital expenditures for the year ended December 31, 2009 were $2.6 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the year ended December 31, 2009 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio	5.50	x	3.17	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.00	x	3.45	x

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative literature update relating to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact of this new standard.

In June 2009, the FASB issued “The FASB Accounting StandardsCodification (Codification) and the Hierarchy of GAAP”, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. We adopted the Codification in July 2009. As it is not intended to change or alter existing GAAP, it did not affect our results of operations, cash flows or financial position.

In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance upon its issuance and such adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments, which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this, fair values for these assets and liabilities were only disclosed annually. This new accounting guidance requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. We adopted this guidance upon its issuance and such adoption did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. As of December 31, 2009, we did not hold any cash equivalents or investments. When necessary we have borrowed to fund acquisitions.

At December 31, 2009, excluding capital leases, we had total debt of $397.0 million, including $192.0 million of variable interest rate debt. We have entered into an interest rate swap agreement having a notional value of $100 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $0.9 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $1.9 million per year. The fair value of this interest rate swap at December 31, 2009 was a liability of $4.2 million.

At December 31, 2009, $41.9 million of our debt was denominated in Canadian dollars. We expect that our Canadian dollar-denominated debt will be serviced through operating cash flows from our Canadian operations. A 5% change in the foreign currency exchange rate between the U.S. dollar and Canadian dollar would result in a change in our consolidated debt balance of approximately $2.1 million.

During 2009, approximately 36% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their functional currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains or losses, which we report in other income (expense). These outstanding amounts have been reduced during 2009 and we do not believe that our foreign currency transaction gains or losses will be material during 2010. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates in the future. We continue to monitor our exposure to foreign currency exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

During 2009, we acquired Evare, LLC (“Evare”), MAXIMIS (“MAXIMIS”), TheNextRound, Inc. (“TNR”) and Tradeware Global Corp. (“Tradeware”). These acquisitions represented total revenues of $11.6 million in our consolidated financial statements for the year ended December 31, 2009. Our assessment of internal control over financial reporting does not include an assessment of the internal control over financial reporting of Evare, MAXIMIS, TNR or Tradeware.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this report.

Name	Age	Position

William C. Stone	54	Chairman of the Board and Chief Executive Officer
Normand A. Boulanger	47	President, Chief Operating Officer and Director
Patrick J. Pedonti	58	Senior Vice President and Chief Financial Officer
Stephen V.R. Whitman	63	Senior Vice President, General Counsel and Secretary
Campbell (Cam) R. Dyer	36	Director
William A. Etherington	68	Director
Allan M. Holt	57	Director
Claudius (Bud) E. Watts IV	48	Director

Our executive officers and directors are briefly described below:

William C. Stone founded SS&C in 1986 and has served as Chairman of the Board of Directors and Chief Executive Officer since our inception. He also has served as our President from inception through April 1997 and again from March 1999 until October 2004. Prior to founding SS&C, Mr. Stone directed the financial services consulting practice of KPMG LLP, an accounting firm, in Hartford, Connecticut and was Vice President of Administration and Special Investment Services at Advest, Inc., a financial services company. He also serves on the board of directors of OpenLink Financial, Inc.

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

Stephen V.R. Whitman has served as our Senior Vice President, General Counsel and Secretary since June 2002. Prior to joining SS&C, Mr. Whitman served as an attorney for PA Consulting Group, an international management consulting company headquartered in the United Kingdom, from November 2000 to December 2001. Prior to that, Mr. Whitman served as Senior Vice President and General Counsel of Hagler Bailly, Inc., a publicly traded international consulting company to the energy and network industries, from October 1998 to October 2000 and as Vice President and General Counsel from July 1997 to October 1998.

Campbell (Cam) R. Dyer was elected as one of our directors in May 2008. He currently serves as a Principal in the Technology Buyout Group of The Carlyle Group, which he joined in 2002. Prior to joining Carlyle, Mr. Dyer was an associate with the private equity firm William Blair Capital Partners (now Chicago Growth Partners), a consultant with Bain & Company and an investment banking analyst in the M&A Group of Bowles Hollowell Conner & Co. (now Wells Fargo Securities). He also serves on the boards of directors of Open Solutions Inc. and OpenLink Financial, Inc.

William A. Etherington was elected as one of our directors in May 2006. Mr. Etherington retired — after a 38-year career — from IBM in September 2001 as Senior Vice President and Group Executive, Sales and Distribution and a member of the Operations Committee and the Worldwide Management Council. As a corporate director, he currently serves on the boards of directors of Celestica Inc., MDS Inc. and Onex Corporation, and is the retired non-executive Chairman of the Board of the Canadian Imperial Bank of Commerce (CIBC). Mr. Etherington served on the board of directors of CIBC from 1994 to 2009.

Allan M. Holt was elected as one of our directors in February 2006. He currently serves as a Managing Director and Head of the U.S. Buyout Group of The Carlyle Group, which he joined in 1991. He previously was head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group. From 1984 to 1987, Mr. Holt was Director of Planning and Budgets at MCI Communications Corporation. Mr. Holt served on the board of directors of Aviall, Inc. from 2001 to 2006 and the supervisory board of The Nielsen Company B.V. from 2006 to 2008. He currently serves on the boards of directors of Fairchild Imaging, Inc., HCR ManorCare, Inc., HD Supply, Inc., Sequa Corp. and Vought Aircraft Industries, Inc.

Claudius (Bud) E. Watts IV was elected as one of our directors in November 2005. He currently serves as a Managing Director and Head of the Technology Buyout Group of The Carlyle Group, which he joined in 2000. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the M&A group of First Union Securities, Inc. He joined First Union Securities when First Union acquired Bowles Hollowell Conner & Co., where Mr. Watts was a principal. He also serves on the boards of directors of CPU Technology, Freescale Semiconductor, OpenLink Financial, Inc. and Open Solutions Inc.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. We currently have six directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

As our founder and chief executive officer, as well as a principal stockholder, Mr. Stone provides a critical contribution to the board of directors reflecting his detailed knowledge of our company, our employees, our client base, our prospects, the strategic marketplace, and our competitors. Mr. Boulanger, as the other management representative, provides significant knowledge regarding our operations, employees, targeted markets, strategic initiatives, and competitors.

Messrs. Dyer, Holt and Watts were elected to the board of directors pursuant our stockholders agreement with Carlyle and, in addition to representing Carlyle as our principal outside stockholder, bring extensive experience regarding the management of public and private companies, and the financial services industry.

Mr. Etherington brings experience as a board and committee member of public companies, a detailed understanding of the computer and information services industry, which is directly relevant to our business, and expertise in the management of complex technology organizations.

Our board believes that these qualifications bring a broad set of complementary experience, coupled with a strong alignment with the interest of other stockholders, to the board’s discharge of its responsibilities.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their management experience, knowledge of our business, understanding of the competitive landscape, and familiarity with our targeted markets.

Committees of our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and three standing committees: the audit committee, the compensation committee and the nominating committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

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

Board Leadership Structure and Risk Oversight

Mr. Stone has served as Chairman of the Board of Directors and Chief Executive Officer since our inception in 1986. This board leadership structure is commonly utilized by public companies in the United States, and we believe that this leadership structure has been effective for us. Having one person serve as both chief executive officer and chairman of the board shows our employees, customers and other constituencies that we are under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. We also believe that this eliminates the potential for duplication of efforts and inconsistent actions.

We recognize that different board leadership structures may be appropriate for companies with different histories or varying equity ownership structures and percentages. However, we believe our current leadership structure remains the optimal board leadership structure for us.

Our audit committee is responsible for overseeing our risk management function. While the audit committee has primary responsibility for overseeing risk management, our entire board of directors is actively involved in overseeing our risk management. For example, the board engages in periodic discussions with such company officers as the board deems necessary, including the chief executive officer, chief operating officer, chief financial officer and general counsel. We believe that the leadership structure of our board supports effective risk management oversight.

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

Compensation Discussion and Analysis

On November 23, 2005, SS&C Holdings acquired SS&C through the merger of Sunshine Merger Corporation, a wholly owned subsidiary of SS&C Holdings, with and into SS&C, with SS&C being the surviving company and a wholly owned subsidiary of SS&C Holdings. As discussed below, various aspects of our executive officer compensation were negotiated and determined in connection with this transaction.

Our executive compensation program is overseen and administered by our compensation committee, which currently consists of Messrs. Etherington, Holt and Watts, who are appointed by or affiliated with Carlyle, our majority stockholder. Our compensation committee operates under a written charter adopted by our board of directors and discharges the responsibilities of the board relating to the compensation of our executive officers, who consist of Messrs. Stone, Boulanger, Pedonti and Whitman, who we refer to as our named executive officers. Our chief executive officer is actively involved in setting executive compensation and typically presents salary, bonus and equity compensation recommendations to the compensation committee, which, in turn, considers the recommendations and has ultimate approval authority. As a technical matter, all equity compensation awarded to our executive officers is SS&C Holdings equity and must be approved by the compensation committee of SS&C Holdings. As a practical matter, the members of the compensation committees of SS&C Holdings and SS&C are identical, and the meetings are generally held on a concurrent basis. For purposes of this compensation discussion and analysis, references to the compensation committee are to the compensation committee of SS&C, with the understanding that formal approval of equity compensation resides with the SS&C Holdings compensation committee.

Objectives of Our Executive Compensation Program

The primary objectives of the compensation committee with respect to executive compensation are to:

•	attract, retain and motivate the best possible executive talent;

•	reward successful performance by the named executive officers and the company; and

•	align the interests of the named executive officers with those of SS&C Holdings’ stockholders by providing long-term equity compensation.

To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and in our region that compete with us for executive talent. We have not, however, retained a compensation consultant to review our policies and procedures relating to executive compensation, and we have not formally benchmarked our compensation against that of other companies. Our compensation program rewards our named executive officers based on a number of factors, including the company’s operating results, the company’s performance against budget, individual performance, prior-period compensation and prospects for individual growth. Changes in compensation are generally incremental in nature without wide variations from year to year but with a general trend that has matched increasing compensation with the growth of our business. Many of the factors that affect compensation are subjective in nature and not tied to peer group analyses, surveys of compensation consultants or other statistical criteria.

Each year our chief executive officer makes recommendations to the compensation committee regarding compensation packages, including his own. In making these recommendations, our chief executive officer attempts to structure a compensation package based on his years of experience in the financial services and software industries and knowledge of what keeps people motivated and committed to the institution. He prepares a written description for the members of the compensation committee of the performance during the year of each named executive officer, including himself, discussing both positive and negative aspects of performance and recommending salary and bonus amounts for each named executive officer. Our chief executive officer believes the named executive officers should receive a certain portion of our total bonus pool based upon their responsibilities and contributions. Further, our chief executive officer considers the bonuses of the named executive officers in comparison with our other officers and managers. As it relates to the compensation of named executive officers executives other than our chief executive officer, our compensation committee relies heavily on our chief executive officer’s recommendations and discusses his reviews and recommendations with him as part of its deliberations. As it relates to our chief executive officer’s compensation, the compensation committee considers our chief executive officer’s recommendations. In this as in other compensation matters, the compensation committee exercises its independent judgment. After due consideration, the compensation committee accepted the chief executive officer’s recommendations for 2009 executive officer compensation.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. When establishing base salaries for 2009, the compensation committee, together with our chief executive officer, considered a variety of factors, including the seniority of the individual, the level of the individual’s responsibility, the ability to replace the individual, the individual’s tenure at the company, relative pay among the named executive officers and the dollar amount that would be necessary to keep the executive in the Windsor, Connecticut area. Generally, we believe that executive base salaries should grow incrementally over time and that more of the “up side” of compensation should rest with cash bonuses and long-term equity incentive compensation. In the case of Mr. Stone, the minimum base salary is mandated by his employment agreement negotiated in connection with the Transaction and cannot be less than $500,000 per year.

Base salaries are reviewed at least annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account company performance and individual responsibilities, performance and experience. No adjustments were made to the base salaries of our named executive officers for fiscal year 2009, as Mr. Stone determined, and the compensation committee concurred, that the base salaries in effect for fiscal year 2008 were sufficient to achieve our compensation objectives for base salary. As a result, the base salaries for our named executive officers in 2009 were as follows: Mr. Stone, $750,000; Mr. Boulanger, $450,000; Mr. Pedonti, $260,000; and Mr. Whitman, $225,000.

Discretionary Annual Cash Bonus

Annual cash bonuses to named executive officers and other employees are discretionary. Annual cash bonuses are generally provided to employees regardless of whether we meet, exceed or fail to meet our budgeted results, but the amount available for bonuses to all employees, including the named executive officers, will depend upon our financial results. The annual cash bonuses are intended to compensate for strategic, operational and financial successes of the company as a whole, as well as individual performance and growth potential. The annual cash bonuses are discretionary and not tied to the achievement of specific results or pre-established financial metrics or performance goals. No formula exists for determining the amount of bonuses for employees or named executive officers.

Our chief executive officer proposed 2009 executive bonus allocations, including his own proposed bonus, to the compensation committee in February 2010. The compensation committee, which has ultimate approval authority, considered our chief executive officer’s recommendations and made a final decision with respect to 2009 bonuses. In making recommendations to the compensation committee about bonuses for named executive officers, our chief executive officer, after taking into account the positive or negative impact of events outside the control of management or an individual executive, made a subjective judgment of an individual’s performance, in the context of a number of factors, including the overall economy and our financial performance, revenues and financial position going into the new fiscal year. In making his recommendations for 2009 bonuses, Mr. Stone considered, among other things, an executive’s (including his own) work in managing the business, establishing internal controls, mentoring staff, completing and integrating acquisitions, reducing costs, responding to market conditions and maintaining our profitability. Mr. Stone is entitled to a minimum annual bonus of at least $450,000 pursuant to his employment agreement.

Mr. Stone’s $1,750,000 bonus for 2009 was recommended by Mr. Stone and approved, after due consideration, by the compensation committee. The committee’s approval of Mr. Stone’s bonus took into account our profitability during challenging economic times, his deep involvement with our acquisitions in 2009, each of which has performed well, and his successful recruitment of several new managers.

Mr. Boulanger’s $800,000 bonus for 2009 was recommended by Mr. Stone and approved, after due consideration, by the compensation committee. The committee’s approval of Mr. Boulanger’s bonus took into account his responsibility for our day-to-day business operations across the organization, his critical contributions in 2009 to enhancing corporate financial results, reduction in overall debt levels and strong client satisfaction, and his increased role in our hiring, acquisitions and international operations.

Mr. Pedonti’s $340,000 bonus for 2009 was recommended by Mr. Stone and approved, after due consideration, by the compensation committee. The committee’s approval of Mr. Pedonti’s bonus took into account his solid management skills, his expanded role in personnel, public relations and investor relations matters, and his support in the implementation and integration of acquisitions, as well as his responsibility for maintaining our internal controls.

Mr. Whitman’s $225,000 bonus for 2009 was recommended by Mr. Stone and approved, after due consideration, by the compensation committee. The committee’s approval of Mr. Whitman’s bonus took into account his overall management of the legal department and responsibility for adherence to the internal budget, his instrumental role in directing the legal work for our acquisitions and his intellect, knowledge and work ethic.

These decisions reflect the fact that our compensation committee does not fix a target bonus for the succeeding year, but rather, as noted above, draws on subjective factors, and individual performance evaluations, in arriving at its bonus decisions.

The amount of money available for the employee bonus pool is determined by our chief executive officer after our Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings, for the preceding fiscal year is determined. For purposes of this Compensation Discussion and Analysis, references to EBITDA mean our Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings. In making the determination of the amount of money available for the employee bonus pool, the chief executive officer takes into account a number of factors, including: EBITDA; growth in EBITDA over the preceding year; minimum Consolidated EBITDA required to ensure debt covenant compliance; our short-term cash needs; the recent employee turnover rate and any improvement or deterioration in our strategic market position. Thereafter, the amount available for the bonuses to named executive officers is determined after considering the amount that would be required from the bonus pool for bonuses to non-executive officer employees. In making his determination for 2009, the principal factors that our chief executive officer took into account in determining the size of the pool were our actual EBITDA, which was achieved in a difficult economic environment, and the improvement in our strategic market position. Other factors that our chief executive officer considered were the assurance of debt covenant compliance and of meeting our short-term cash needs. The amount available for the bonuses to the named executive officers was determined after considering the amount that would be needed from the bonus pool for bonuses to other officers and managers.

Stock Option Awards

In August 2006, the board of directors and stockholders of SS&C Holdings adopted the 2006 equity incentive plan, which provides for the grant of options to purchase shares of SS&C Holdings common stock to employees, consultants and directors and provides for the sale of SS&C Holdings common stock to employees, consultants and directors. A maximum of 1,314,567 shares of SS&C Holdings common stock are reserved for issuance under the plan. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, or nonqualified options. Options granted under the plan may not be exercised more than ten years after the date of grant. Shares acquired by any individuals pursuant to the plan will be subject to the terms and conditions of a stockholders agreement that governs the transferability of the shares. The SS&C Holdings board of directors did not award any options to named executive officers in 2009 because it had made substantial option awards in 2006, as described below.

During August 2006, SS&C Holdings awarded our named executive officers long-term incentive compensation in the form of option grants to purchase an aggregate of 412,646 shares of SS&C Holdings common stock. Of these option grants, Mr. Stone received options to purchase 177,482 shares of SS&C Holdings’ common stock, Mr. Boulanger received options to purchase 133,112 shares of SS&C Holdings’ common stock, Mr. Pedonti received options to purchase 66,556 shares of SS&C Holdings’ common stock and Mr. Whitman received options to purchase 35,496 shares of SS&C Holdings’ common stock. The SS&C Holdings board of directors awarded the following types of options to our named executive officers:

•	40% of the options are “time-based” options that vested as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined in the stock option agreement;

•	40% of the options are “performance-based” options that vest based on the determination by the SS&C Holdings board of directors or compensation committee as to whether our EBITDA for each fiscal year 2006 through 2010 falls within the targeted EBITDA range for such year. If our EBITDA for a particular year is at the low end of the targeted EBITDA range, 50% of the performance-based option for that year vests, and if our EBITDA is at or above the high end of the targeted EBITDA range, 100% of the performance-based option for that year vests. If our EBITDA is below the targeted EBITDA range, the performance-based option does not vest, and if our EBITDA is within the targeted EBITDA range, between 50% and 100% of the performance-based option vests, based on linear interpolation. A certain percentage of performance-based options will also vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by investment funds affiliated with Carlyle; and

•	20% of the options are “superior” options, which upon the closing of the initial public offering of SS&C Holdings common stock will become performance-based options, as described below.

The exercise price per share for the options awarded in August 2006 is $74.50, which is the split-adjusted value of the SS&C Holdings common stock at the time of the consummation of the Transaction. As there was no trading market for SS&C Holdings common stock at the time of grant, the SS&C Holdings board of directors determined in good faith that the valuation of the consolidated SS&C Holdings enterprise at the time of the Transaction continued to represent the fair market value of the common stock as of August 2006. The SS&C Holdings board of directors determined the number of options to be awarded to our named executive officers based on projected ownership percentages of SS&C Holdings common stock that were disclosed in connection with the Transaction. At that time, we disclosed that Mr. Stone was entitled to options for 2% of the fully diluted SS&C Holdings shares, per his employment agreement, and that we would award options representing an aggregate of 2.9% of the fully diluted shares to our other named executive officers.

We believe that the combination of time-based and performance-based options provides incentives to our named executive officers not only to remain with the company but also to help grow the company and improve profitability. The 2006 EBITDA range contained in the performance-based options was not met, and thus none of the performance-based options had vested as of December 31, 2006. On April 18, 2007, the SS&C Holdings board of directors approved (1) the vesting, as of April 18, 2007, of 50% of the performance-based options granted to our employees for fiscal year 2006 set forth in the employees’ stock option agreements; (2) the vesting, conditioned upon our achieving 2007 EBITDA within the EBITDA range for fiscal year 2007 set forth in the employees’ stock option agreements, of the other 50% of the 2006 tranche of the performance-based options; and (3) the reduction by approximately 10% of our EBITDA range for fiscal year 2007 set forth in the employees’ stock option agreements. The SS&C Holdings board of directors decided that a partial acceleration of the 2006 performance-based options and a reduction in the 2007 EBITDA range were appropriate because (1) we had improved revenues, recurring revenues and EBITDA in 2006 as compared to 2005; (2) work done in 2006 had created significant positive momentum in the business going into 2007; and (3) given the competitive labor environment in financial services and in software-enabled services, the board desired to ensure high rates of employee retention as we pursued our plan for growth.

Our 2007 EBITDA fell within the EBITDA range for fiscal year 2007. Accordingly, as of December 31, 2007, 86.74% of the remaining 50% of the 2006 tranche and of the 2007 tranche of performance options vested. In March 2008, the SS&C Holdings board approved (1) the vesting, conditioned upon our EBITDA for 2008 falling within the targeted range, of the 2006 and 2007 performance-based options that did not otherwise vest during 2007, and (2) the reduction of our annual EBITDA target range for 2008. Our 2008 EBITDA fell within the revised EBITDA range for fiscal year 2008. Accordingly, as of December 31, 2008, 96.294% of the remaining 2006 and 2007 tranches and of the 2008 tranche of performance options vested. In recognition of our performance in a difficult market period, in

February 2009, the SS&C Holdings board approved the vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2008.

In February 2009, the SS&C Holdings board of directors approved the immediate vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2006, 2007 or 2008 and established our annual EBITDA target range for 2009, which range was $97.8 million to $108.7 million. Our actual 2009 EBITDA of $111.2 million exceeded the targeted range and, accordingly, 100% of the 2009 tranche of performance-based options vested as of December 31, 2009.

On February 14, 2010, the SS&C Holdings compensation committee, in anticipation of the initial public offering of SS&C Holdings’ common stock, amended the outstanding options under its 2006 equity incentive plan to provide greater incentives to our named executive officers and employees and to eliminate certain provisions of the options that the SS&C Holdings compensation committee believed were more typical of private-company options than options of publicly traded companies. Specifically, the SS&C Holdings compensation committee amended the options, effective as of the closing of the initial public offering of SS&C Holdings’ common stock, to provide for:

•	the conversion of the outstanding superior options into performance-based options that vest based on our EBITDA performance in 2010 and 2011, which affects 197,749 outstanding options, of which 82,528 are held by our named executive officers;

•	the elimination of pre-determined EBITDA ranges from the option agreements and provision for the annual proposal of EBITDA ranges by management, subject to approval by the SS&C Holdings board of directors, which EBITDA target range for 2010 was established by the SS&C Holdings board of directors in a subsequent meeting described below; and

•	the “rolling over” of performance-based options that do not vest (in whole or in part) in any given year into performance-based options for the following year, except as otherwise provided by the SS&C Holdings board of directors. Under the 2006 equity incentive plan, the SS&C Holdings board has the authority to amend the options to effect such a “rollover” and, generally, has the authority to amend, suspend or terminate any option, provided that, except with respect to specified corporate events, neither the amendment, suspension nor termination of the option shall, without consent of the optionee, alter or impair any rights or obligations under the option. The rollover affects 80,500 outstanding unvested performance-based options, of which 33,012 are held by our named executive officers, and would affect 197,749 outstanding superior options, of which 82,528 are held by our named executive officers, that will be converted to performance-based options upon the closing of this offering.

In addition, on February 24, 2010, the SS&C Holdings board established our annual EBITDA target range for 2010 and eliminated the previously established EBITDA target for 2011. The establishment of the 2010 EBITDA target range affected 177,975 options, of which 74,276 are held by our named executive officers, including 98,875 superior options, of which 41,264 are held by our named executive officers, that will be converted to 2010 performance-based options under the closing of this offering.

As of February 24, 2010, we estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2010 EBITDA target range, including the 98,875 superior options that will be converted to 2010 performance-based options, to be $58.45. In estimating the common stock value, we used our most recent equity valuation which utilized the income approach and the guideline company method. We used the following weighted-average assumptions to estimate the option value: expected term to exercise 2.5 years; expected volatility of 43%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of our peer group. Expected term to exercise is based on our historical stock option exercise experience, adjusted for the Transaction. The total unearned non-cash stock-based compensation cost related to the performance-based awards that vest based upon achieving the 2010 EBITDA target, excluding the potential conversion of superior options to performance-based options, that we could recognize during 2010 is estimated to be approximately $4.6 million. We estimate we could recognize approximately an additional $5.8 million of non-cash stock-based compensation cost related to the conversion of superior options to 2010 performance-based options during 2010.

The superior options that convert to performance-based options that vest based upon our EBITDA for 2011 will be re-measured when our board determines the EBITDA target range for that year.

The SS&C Holdings board believes these changes will make the options work more effectively as incentives for our executive officers and employees and thus provide greater benefits to the stockholders of SS&C Holdings. The amendments make it easier to predict the vesting of options that are not time-based. In addition, by requiring the establishment of annual EBITDA ranges, the amendments make the EBITDA targets more realistic and therefore provide a tighter link between performance and vesting.

On February 16, 2010, SS&C Holdings entered into an amended and restated stock option agreement with Mr. Stone governing an option that we originally granted to Mr. Stone on February 17, 2000 under our 1998 stock incentive plan. Pursuant to the amended and restated stock option agreement, the option (which was previously an option to purchase 75,000 shares of SS&C Holdings common stock at an exercise price of $7.34 per share) was amended to make it an option to purchase 75,000 shares of SS&C Holdings Class A non-voting common stock at an exercise price of $7.34 per share. Mr. Stone exercised the option on February 17, 2010 and purchased 75,000 shares of SS&C Holdings Class A non-voting common stock.

Perquisites

We offer a variety of benefit programs to all eligible employees, including our named executive officers. Our named executive officers generally are eligible for the same benefits on the same basis as the rest of our employees, including medical, dental and vision benefits, life insurance coverage and short- and long-term disability coverage. Our named executive officers are also eligible to contribute to our 401(k) plan and receive matching company contributions under the plan. In addition, our named executive officers are entitled to reimbursement for all reasonable travel and other expenses incurred during the performance of the named executive officer’s duties in accordance with our expense reimbursement policy.

We limit the use of perquisites as a method of compensation and provide our named executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain talented employees for key positions.

Severance and Change-of-Control Benefits

Pursuant to his employment agreement, Mr. Stone is entitled to specified benefits in the event of the termination of his employment under certain circumstances. Mr. Stone’s severance benefits were negotiated with representatives of Carlyle in connection with the Transaction. We provide more detailed information about Mr. Stone’s benefits along with estimates of their value under various circumstances, under the captions “Employment and related agreements” and “Potential payments upon termination or change of control” below.

As described above, the time-based options awarded to our named executive officers vest in full immediately prior to the effective date of a liquidity event, and the performance-based and superior options vest in whole or in part if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by investment funds affiliated with Carlyle.

In addition, under the terms of the 2006 equity incentive plan, either the SS&C Holdings board or SS&C Holdings compensation committee can accelerate in whole or in part the vesting periods for outstanding options. Please see “Potential Payments Upon Termination or Change of Control” below for estimates of the value our executive officers would receive in the event of a liquidity event.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect our compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate. For instance, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid in any taxable year to the company’s chief executive officer and any other officers whose compensation is required to be reported to our stockholders pursuant to the Securities Exchange Act of 1934, or the

Exchange Act, by reason of being among the four most highly paid executive officers. However, certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The compensation committee may review the potential effect of Section 162(m) periodically and use its judgment to authorize compensation payments that may be subject to the limit when the compensation committee believes such payments are appropriate and in our best interests after taking into consideration changing business conditions and the performance of our employees.

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

William A. Etherington
Allan M. Holt
Claudius (Bud) E. Watts IV

Compensation Committee Interlocks and Insider Participation

Messrs. Etherington, Holt and Watts served on our compensation committee during 2009. No member of the compensation committee is or has been a former or current officer or employee of SS&C or had any related person transaction involving SS&C. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the fiscal year ended December 31, 2009.

Summary Compensation Table

The following table contains information with respect to the compensation for the fiscal years ended December 31, 2009, 2008 and 2007 of our executive officers, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer). We refer to these four executive officers, who are our only executive officers, as our named executive officers.

				All Other
Name and		Salary	Bonus	Compensation		Total
Principal Position	Year	($)	($)	($)		($)

William C. Stone	2009	$750,000	$1,750,000	$3,552	(1)	$2,503,552
Chief Executive Officer	2008	737,500	1,500,000	3,552		2,241,052
	2007	591,667	1,175,000	3,552		1,770,219
Normand A. Boulanger	2009	450,000	800,000	3,360	(2)	1,253,360
Chief Operating Officer	2008	445,833	750,000	3,360		1,199,193
	2007	395,833	600,000	3,360		999,193
Patrick J. Pedonti	2009	260,000	340,000	4,032	(3)	604,032
Chief Financial Officer	2008	257,083	300,000	4,011		561,094
	2007	222,917	225,000	3,887		451,804
Stephen V.R. Whitman	2009	225,000	225,000	4,386	(4)	454,386
General Counsel	2008	223,333	200,000	4,360		427,693
	2007	203,750	150,000	4,213		357,963

(1)	Consists of our contribution of $3,000 to Mr. Stone’s account under the SS&C 401(k) savings plan and our payment of $552 of group term life premiums for the benefit of Mr. Stone.

(2)	Consists of our contribution of $3,000 to Mr. Boulanger’s account under the SS&C 401(k) savings plan and our payment of $360 of group term life premiums for the benefit of Mr. Boulanger.

(3)	Consists of our contribution of $3,000 to Mr. Pedonti’s account under the SS&C 401(k) savings plan and our payment of $1,032 of group term life premiums for the benefit of Mr. Pedonti.

(4)	Consists of our contribution of $3,000 to Mr. Whitman’s account under the SS&C 401(k) savings plan and our payment of $1,386 of group term life premiums for the benefit of Mr. Whitman.

Employment and Related Agreements

Effective as of November 23, 2005, SS&C Holdings entered into a definitive employment agreement with Mr. Stone. The terms of the agreement, which were negotiated between Mr. Stone and representatives of The Carlyle Group in connection with the Transaction, include the following:

•	The employment of Mr. Stone as the chief executive officer of SS&C Holdings and SS&C;

•	An initial term through November 23, 2008, with automatic one-year renewals until terminated either by Mr. Stone or SS&C Holdings;

•	An annual base salary of at least $500,000;

•	An opportunity to receive an annual bonus in an amount to be established by the board of directors of SS&C Holdings based on achieving individual and company performance goals mutually determined by such board of directors and Mr. Stone. If Mr. Stone is employed at the end of any calendar year, his annual bonus will not be less than $450,000 for that year;

•	A grant of options to purchase shares of common stock of SS&C Holdings representing 2% of the outstanding common stock of SS&C Holdings on November 23, 2005;

•	Certain severance payments and benefits. If SS&C Holdings terminates Mr. Stone’s employment without cause, if Mr. Stone resigns for good reason (including, under certain circumstances, following a change of control, as defined in the employment agreement) prior to the end of the term of the employment agreement, or if Mr. Stone receives a notice of non-renewal of the employment term by SS&C Holdings, Mr. Stone will be entitled to receive (1) an amount equal to 200% of his base salary and 200% of his target annual bonus, (2) vesting acceleration with respect to 50% of his then unvested options and shares of restricted stock, and (3) three years of coverage under SS&C’s medical, dental and vision benefit plans. In the event of Mr. Stone’s death or a termination of Mr. Stone’s employment due to any disability that renders Mr. Stone unable to perform his duties under the agreement for six consecutive months, Mr. Stone or his representative or heirs, as applicable, will be entitled to receive (1) vesting acceleration with respect to 50% of his then unvested options and shares of restricted stock, and (2) a pro-rated amount of his target annual bonus. In the event payments to Mr. Stone under his employment agreement (or the management agreement entered into in connection with the Transaction) cause Mr. Stone to incur a 20% excise tax under Section 4999 of the Internal Revenue Code, Mr. Stone will be entitled to an additional payment sufficient to cover such excise tax and any taxes associated with such payments; and

•	Certain restrictive covenants, including a non-competition covenant pursuant to which Mr. Stone will be prohibited from competing with SS&C and its affiliates during his employment and for a period equal to the later of (1) four years following the effective time of the merger, in the case of a termination by SS&C Holdings for cause or a resignation by Mr. Stone without good reason, and (2) two years following Mr. Stone’s termination of employment for any reason.

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

Under Mr. Stone’s employment agreement, a “change of control” means:

(a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of either:

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

Other than Mr. Stone, none of our named executive officers is party to an employment agreement.

2009 Grants of Plan-Based Awards

We did not make any grants of plan-based awards to our named executive officers in 2009.

1998 Stock Incentive Plan

In 1998, our board of directors adopted, and our stockholders approved, the 1998 stock incentive plan, or 1998 plan, to provide equity compensation to our officers, directors, employees, consultants and advisors. In connection with the Transaction, all outstanding options to purchase our common stock under the 1998 plan became fully vested and exercisable immediately prior to the effectiveness of the Transaction. Each option that remained outstanding under the 1998 plan at the time of the Transaction (other than options held by (1) our non-employee directors, (2) certain individuals identified by us and SS&C Holdings and (3) individuals who held options that were, in the aggregate, exercisable for fewer than 100 shares of our common stock) was assumed by SS&C Holdings and was automatically converted into an option to purchase shares of common stock of SS&C Holdings. The options that were not assumed or otherwise exercised immediately prior to the Transaction were cashed out in connection with the Transaction. Since the Transaction, we have granted no further options or other awards under the 1998 plan and the ability to do so has expired, under the terms of the plan. On May 17, 2006, SS&C Holdings’ board of directors adopted, and its stockholders approved, the amendment and restatement of the 1998 plan, which reflects, among other things, the formal assumption of the 1998 plan by SS&C Holdings. As of December 31, 2009, there were outstanding options under the 1998 plan to purchase a total of 405,056 shares of SS&C Holdings common stock at a weighted average exercise price of $13.40 per share.

1999 Non-Officer Employee Stock Incentive Plan

In 1999, our board of directors adopted the 1999 non-officer employee stock incentive plan, or 1999 plan, to provide equity compensation to our employees, consultants and advisors other than our executive officers and directors. In connection with the Transaction, all outstanding options to purchase our common stock under the 1999 plan became fully vested and exercisable immediately prior to the effectiveness of the Transaction. Each option that remained outstanding under the 1999 plan at the time of the Transaction (other than options held by (1) certain individuals identified by us and SS&C Holdings and (2) individuals who held options that were, in the aggregate, exercisable for fewer than 100 shares of our common stock) was assumed by SS&C Holdings and was automatically converted into an option to purchase shares of common stock of SS&C Holdings. The options that were not assumed or otherwise exercised immediately prior to the Transaction were cashed out in connection with the Transaction. Since the Transaction, we have granted no further options or other awards under the 1999 plan. On May 17, 2006, SS&C Holdings’ board of directors adopted, and its stockholders approved, the amendment and restatement of the 1999 plan, which reflects, among other things, the formal assumption of the 1999 plan by SS&C Holdings. As of December 31, 2009, there were outstanding options under the 1999 plan to purchase a total of 59,872 shares of our common stock at a weighted average exercise price of $34.75 per share.

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

As of December 31, 2009, options to purchase a total of 1,033,602 shares of common stock were outstanding under the 2006 equity incentive plan at a weighted average exercise price of $75.79 per share. As of December 31, 2009, SS&C Holdings had issued 8,900 shares of common stock under the 2006 equity incentive plan, and 220,501 shares remained available for future awards under the plan. However, the SS&C Holdings’ board of directors does not intend to grant any additional awards under the 2006 equity incentive plan following the consummation of the initial public offering of SS&C Holdings common stock.

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

SS&C Holdings grants stock options under the 2006 equity incentive plan pursuant to a stock grant notice and stock option agreement, which we refer to as the option agreement. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986, or nonqualified options. Options granted under the 2006 equity incentive plan may not be exercised more than ten years after the date of grant. The option agreement provides, among other things, that:

•	each option will vest, depending on the classification of the option as a time option, performance option or superior option, as follows:

•	Time options will vest as to 25% of the number of shares underlying the option on a date certain (November 23, 2006 for the first tranche of options awarded under the plan in August 2006, but generally the first anniversary of either the date of grant or the start date for a new employee) and will continue to vest as to 1/36 of the number of shares underlying the option on the day of the month of the date of grant each month thereafter until such options are fully vested. Time options will become fully vested and exercisable immediately prior to the effective date of a liquidity event as defined in the stock option agreement.

•	A certain percentage of the performance options will vest based on the administrator’s determination as to whether our EBITDA for each fiscal year 2006 through 2010 (2007 through 2011 for options awarded in 2007) falls within the targeted EBITDA range for such year. If our EBITDA is at or above the high end of the targeted EBITDA range, 100% of the performance-based option for that year vests. If our EBITDA is below the targeted EBITDA range, the performance-based option does not vest, and if our EBITDA is within the targeted EBITDA range, between 50% and 100% of the performance-based option vests, based on linear interpolation. In February 2009, the SS&C Holdings board of directors approved the immediate vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2006, 2007 or 2008. A certain percentage of performance options will also vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target.

•	The superior options vest only upon specified liquidity events if proceeds from the liquidity event equal or exceed a certain target. Upon the closing of the initial public offering of SS&C Holdings’ common stock, the superior options will become performance-based options that vest based on our EBITDA performance in 2010 and 2011.

•	any portion of an option that is unvested at the time of a participant’s termination of service with us will be forfeited to SS&C Holdings; and

•	any portion of an option that is vested but unexercised at the time of a participant’s termination of service with us may not be exercised after the first to occur of the following:

•	the expiration date of the option, which will be no later than ten years from the date of grant,

•	90 days following the date of the termination of service for any reason other than cause, death or disability,

•	the date of the termination of service for cause and

•	twelve months following the termination of service by reason of the participant’s death or disability.

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

2008 Stock Incentive Plan

In April 2008, the SS&C Holdings board of directors adopted, and its stockholders approved, the 2008 stock incentive plan. In July 2008, the SS&C Holdings board of directors voted that the 2008 stock incentive plan would become effective after stockholder approval rather than upon the effectiveness of SS&C Holdings’ prior proposed public offering. On July 30, 2008, the SS&C Holdings stockholders approved the 2008 stock incentive plan, effective as of the date of approval. The 2008 stock incentive plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, officers, directors, consultants and advisors, and our subsidiaries’ employees, officers, directors, consultants and advisors. To date, no options or other awards have been granted under the 2008 stock incentive plan.

The number of shares of SS&C Holdings common stock reserved for issuance under the 2008 stock incentive plan is equal to the sum of:

(1) 166,666 shares of SS&C Holdings common stock; plus

(2) an annual increase to be added on the first day of each of our fiscal years during the term of the 2008 stock incentive plan beginning in fiscal 2009 equal to the least of (i) 166,666 shares of SS&C Holdings common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the SS&C Holdings board of directors. As of December 31, 2009, there were 308,666 shares reserved for issuance under the 2008 stock incentive plan.

Furthermore, if any award expires or is terminated, surrendered or canceled without having been fully exercised, is forfeited in whole or in part (including as the result of shares subject to such award being repurchased pursuant to a contractual repurchase right), is settled in cash or otherwise results in any common stock not being issued, the unused common stock covered by such award shall again be available for the grant of awards under the 2008 stock incentive plan. In addition, shares of common stock tendered to SS&C Holdings by a participant in order to exercise an award shall be added to the number of shares of common stock available for the grant of awards under the 2008 stock incentive plan. However, in the case of incentive stock options, the foregoing provisions shall be subject to any limitations under the Internal Revenue Code. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2008 stock incentive plan is 66,666 per calendar year.

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

SS&C Holdings can grant stock options under the 2008 stock incentive plan pursuant to a stock option grant notice and stock option agreement, which we refer to as the option agreement. Options may be incentive stock options that qualify under Section 422 of the Internal Revenue Code, or nonstatutory options. Options granted under the 2008 stock incentive plan may not be exercised more than ten years after the date of grant. The option agreement provides, among other things, that:

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

The SS&C Holdings board may, without stockholder approval, amend any outstanding award granted under the 2008 stock incentive plan to provide an exercise price per share that is lower than the then-current exercise price per share of any such outstanding award. The SS&C Holdings board may also, without stockholder approval, cancel any outstanding award (whether or not granted under the 2008 stock incentive plan) and grant in substitution therefore new awards under the 2008 stock incentive plan covering the same or a different number of shares of common stock and having an exercise price per share lower than the then-current exercise price per share of the cancelled award.

The 2008 stock incentive plan will terminate ten years following board adoption, unless the SS&C Holdings board terminates it sooner.

2009 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options for SS&C Holdings common stock held by each of our named executive officers as of December 31, 2009.

				Equity Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised		Option	Option
	Options (#)		Options (#)	Unearned Options		Exercise	Expiration
Name	Exercisable		Unxercisable	(#)(4)		Price ($)	Date

William C. Stone	75,000	(1)(2)	—	—		$7.34	2/17/2010
	75,000	(1)	—	—		6.60	5/31/2011
	150,000	(1)	—	—		15.99	4/8/2013
	70,993	(3)	—	—		74.50	8/9/2016
	56,795	(4)	—	14,198	(4)	74.50	8/9/2016
	—		—	35,496	(5)	74.50	8/9/2016
Normand A. Boulanger	25,000	(1)	—	—		35.70	10/18/2014
	37,500	(1)	—	—		14.97	2/6/2013
	53,245	(3)	—	—		74.50	8/9/2016
	42,596	(4)	—	10,649	(4)	74.50	8/9/2016
	—		—	26,622	(5)	74.50	8/9/2016
Patrick J. Pedonti	14,998	(1)	—	—		16.56	8/1/2012
	26,622	(3)	—	—		74.50	8/9/2016
	21,298	(4)	—	5,325	(4)	74.50	8/9/2016
	—		—	13,311	(5)	74.50	8/9/2016
Stephen V.R. Whitman	7,460	(1)	—	—		14.97	2/6/2013
	14,198	(3)	—	—		74.50	8/9/2016
	11,359	(4)	—	2,840	(4)	74.50	8/9/2016
	—		—	7,099	(5)	74.50	8/9/2016

(1)	These options were granted under our prior 1998 Plan and are fully vested.

(2)	On February 16, 2010, SS&C Holdings entered into an amended and restated stock option agreement with Mr. Stone, pursuant to which this option was amended to make it an option to purchase 75,000 of SS&C Holdings Class A non-voting common stock. Mr. Stone exercised the option on February 17, 2010 and purchased 75,000 shares of SS&C Holdings Class A non-voting common stock.

(3)	This option is a time-based option awarded under SS&C Holdings’ 2006 equity incentive plan that vests as to 25% of the number of shares underlying the option on November 23, 2006 and as to 1/36 of the number of shares underlying the option each month thereafter until fully vested on November 23, 2009. The time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, as defined in the stock option agreement.

(4)	This option is a performance-based option awarded under SS&C Holdings’ 2006 equity incentive plan that vests based on the determination by SS&C Holdings’ board of directors or compensation committee as to whether our EBITDA for each fiscal year 2006 through 2010 falls within the targeted EBITDA range for such year. If our EBITDA for a particular year is at the low end of the targeted EBITDA range, 50% of the performance-based option for that year vests, and if our EBITDA is at or above the high end of the targeted EBITDA range, 100% of the performance-based option for that year vests. If our EBITDA is below the targeted EBITDA range, the performance-based option does not vest, and if our EBITDA is within the targeted EBITDA range, between 50% and 100% of the performance-based option vests, based on linear interpolation. In February 2009, the SS&C Holdings board of directors approved the immediate vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2006, 2007 or 2008. In addition, a certain percentage of this option will vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders.

(5)	This option is a superior option awarded under SS&C Holdings’ 2006 equity incentive plan that vests (in whole or in part) only upon a liquidity event if proceeds from the liquidity event equal or exceed specified returns on investments in SS&C Holdings made by our principal stockholders. Upon the closing of the initial public offering of SS&C Holdings’ common stock, this option will become a performance-based option that vests based on the determination by the SS&C Holdings board of directors or compensation committee as to whether our EBITDA for fiscal years 2010 and 2011 falls within the targeted EBITDA ranges for such years.

2009 Option Exercises

No stock options were exercised by our named executive officers during 2009.

Potential Payments Upon Termination or Change-in-Control

William C. Stone

Effective as of November 23, 2005, SS&C Holdings entered into a an employment agreement with Mr. Stone. The terms of the agreement are described in this Item 11 under the caption “Employment and Related Agreements” and incorporated herein by reference.

The table below reflects the amount of compensation payable to Mr. Stone in the event of termination of his employment or a liquidity event (as defined in SS&C Holdings’ 2006 equity incentive plan). The amounts shown assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to him upon his termination. The actual amounts to be paid out, if any, can only be determined at the time of his separation.

	Without
	Cause, For
	Good Reason
Payments to	(Including Certain		For Cause or
William C. Stone	Changes of Control)		Without Good
Upon Termination or	or Upon Notice of		Reason	Liquidity
Liquidity Event	Non-Renewal		(1)	Event(2)	Disability		Death

Base salary	$1,500,000	(3)	$—	$—	$—		$—
Target annual bonus	900,000	(4)	—	—	450,000	(5)	450,000	(5)
Stock Options(6)	1,217,503	(7)	—	2,435,006	1,217,503	(7)	1,217,503	(7)
Health and welfare benefits	40,210	(8)	—	—	—		—
Tax gross up payment	3,163,028	(9)	—	—	—		—
Disability benefits	—		—	—	—		—
Life insurance proceeds	—		—	—	—
Total	$6,820,741		$—	$2,435,006	$1,667,503		$1,667,503

(1)	In the event that Mr. Stone’s employment is terminated for cause or without good reason, he will be entitled to unpaid base salary through the date of the termination, payment of any annual bonus earned with respect to a completed fiscal year of SS&C that is unpaid as of the date of termination and any benefits due to him under any employee benefit plan, policy, program, arrangement or agreement.

(2)	Liquidity event is defined in Mr. Stone’s option agreements governing options granted under the 2006 equity incentive plan. Time-based options will become fully vested and exercisable immediately prior to the effective date of a liquidity event. Performance-based options, including superior options that become performance-based options upon the closing of the initial public offering of SS&C Holdings’ common stock, will vest in whole or in part immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target. The vesting of superior options prior to the closing of the initial public offering of SS&C Holdings’ common stock will be determined based on the extent to which proceeds from a liquidity event equal or exceed a certain target. The payments in this column assume the liquidity event will generate sufficient proceeds to accelerate in full the performance-based and superior options.

(3)	Consists of 200% of 2009 base salary payable promptly upon termination.

(4)	Consists of 200% of 2009 target annual bonus payable promptly upon termination. The compensation committee did not set a formal 2009 target annual bonus for Mr. Stone. The figure used for the 2009 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(5)	Consists of a cash payment equal to the amount of Mr. Stone’s target annual bonus for 2009, payable within 30 business days of termination. The compensation committee did not set a formal 2009 target annual bonus for Mr. Stone. The figure used for the 2009 target annual bonus is $450,000, the minimum annual bonus specified for Mr. Stone in his employment agreement.

(6)	Based upon an exercise price of $74.50 per share and an estimated fair market price of $123.50 per share as of December 31, 2009. The common stock of SS&C Holdings’ is privately held and there is no established public trading market for its common stock. The estimated fair market price represents the fair market value of the common stock of SS&C Holdings’ as determined by its board of directors as of the last option award date.

(7)	Vesting acceleration with respect to unvested options to purchase an aggregate of 24,847 shares of SS&C Holdings common stock, which is equal to 50% of all unvested options held by Mr. Stone on December 31, 2009.

(8)	Represents three years of coverage under SS&C’s medical and dental benefit plans.

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

Other Named Executive Officers

Other than Mr. Stone, none of our named executive officers has any arrangement that provides for severance payments. SS&C Holdings’ 2006 equity incentive plan provides for vesting of stock options in connection with a liquidity event. Time-based options become fully vested and exercisable immediately prior to the effective date of a liquidity event, a certain percentage of performance-based options, including superior options that will become performance-based options upon the closing of the initial public offering of SS&C Holdings’ common stock, vest immediately prior to the effective date of a liquidity event if proceeds from the liquidity event equal or exceed a certain target and superior options vest based on the extent to which proceeds from a liquidity event equal or exceed a certain target.

As of December 31, 2009, Messrs. Boulanger, Pedonti and Whitman held the following unvested stock options that would have become fully vested upon a liquidity event, assuming that certain targets with respect to proceeds from the liquidity event were met.

	Number of Shares Underlying	Value of Unvested
Name	Unvested Options (#)	Options ($)(1)

Normand A. Boulanger	37,271	$1,826,279
Patrick J. Pedonti	18,636	913,164
Stephen V.R. Whitman	9,939	487,011

(1)	The value of unvested options was calculated by multiplying the number of shares underlying unvested options by $123.50, the estimated fair market value of SS&C Holdings’ common stock on December 31, 2009, and then deducting the aggregate exercise price for these options. The common stock of SS&C Holdings’ is privately held and there is no established public trading market for its common stock. The estimated fair market price represents the fair market value of the common stock of SS&C Holdings’ as determined by its board of directors as of the last option award date.

Director Compensation

None of our directors, except Mr. Etherington, receives compensation for serving as a director. Mr. Etherington receives an annual retainer fee of $25,000 and $2,500 for each board meeting attended in person. All of the directors are reimbursed for reasonable out-of-pocket expenses associated with their service on the board. The following table contains information with respect to Mr. Etherington’s compensation received during the year ended December 31, 2009 for serving as a director.

2009 Director Compensation

	Fees Earned or
Name	Paid in Cash(1)	Option Awards(2)	Total

William Etherington	$37,500	—	$37,500

(1)	For his service as a director, Mr. Etherington is paid an annual retainer fee of $25,000 and $2,500 for each board meeting attended in person. Mr. Etherington was paid an aggregate of $32,500 for his service as a director in 2009.

(2)	Upon his election to the board of directors in 2006, Mr. Etherington was granted an option to purchase 2,500 shares of common stock of SS&C Holdings at an exercise price per share of $74.50. Such option was 100% vested on the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding common stock of SS&C Technologies, Inc is owned by our parent, SS&C Holdings.

The following table provides summary information regarding the beneficial ownership of outstanding SS&C Holdings common stock as of December 31, 2009, for:

•	Each person or group known to beneficially own more than 5% of the common stock;

•	Each of the named executive officers in the Summary Compensation Table;

•	Each of our directors; and

•	All of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2009 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of the common stock. Unless otherwise noted below, the address of the persons and entities listed on the table is c/o SS&C Technologies, Inc., 80 Lamberton Road, Windsor, CT 06095.

	Shares Owned(1)
Name of Beneficial Owner	Number	Percentage

TCG Holdings, L.L.C.(2)	5,114,094	72.0%
William A. Etherington(3)	2,500	*
Allan M. Holt(4)	—	—
Claudius (Bud) E. Watts IV(4)	—	—
Campbell (Cam) R. Dyer(4)	—	—
William C. Stone(5)	2,388,766	31.7%
Normand A. Boulanger(6)	158,341	2.2%
Patrick J. Pedonti(7)	62,918	*
Stephen V.R. Whitman(8)	33,017	*
All Directors and Executive Officers as a Group (8 persons) (9)	2,645,542	34.0%

*	Less than 1%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire either currently or at any time within the 60-day period following December 31, 2009 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)	TC Group IV, L.P. is the sole general partner of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., the record holders of 4,915,570 and 198,524 shares of common stock of Holdings, respectively. TC Group IV Managing GP, L.L.C. is the sole general partner of TC Group IV, L.P. TC Group, L.L.C. is the sole managing member of TC Group IV Managing GP, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. Accordingly, TC Group IV, L.P., TC Group IV Managing GP, L.L.C., TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed owners of shares of common stock owned of record by each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(3)	Includes 2,500 shares subject to outstanding stock options exercisable on December 31, 2009.

(4)	Does not include 5,114,094 shares held by investment funds associated with or designated by Carlyle. Messrs. Holt, Watts and Dyer are executives of The Carlyle Group. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by The Carlyle Group.

(5)	Consists of 427,788 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2009, which includes options to purchase 75,000 shares of SS&C Holdings Class A non-voting common stock. The principal address of Mr. Stone is c/o SS&C Technologies, Inc., 80 Lamberton Road, Windsor, CT 06095.

(6)	Consists of 158,341 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2009.

(7)	Consists of 62,918 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2009.

(8)	Consists of 33,017 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2009.

(9)	Includes 684,564 shares subject to outstanding stock options exercisable on or within the 60-day period following December 31, 2009.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, the number of securities outstanding under SS&C Holdings’ equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	1,498,530	$57.27	529,167
Equity compensation plans not approved by security holders	—	—	—
Total	1,498,530	$57.27	529,167

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Persons

The Carlyle Group

Carlyle Management Agreement

TC Group, L.L.C. (an affiliate of Carlyle), Mr. Stone and SS&C Holdings entered into a management agreement on November 23, 2005, pursuant to which SS&C Holdings pays to TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by it for SS&C Holdings and to reimburse TC Group, L.L.C. for certain out-of pocket expenses incurred in connection with the performance of such services. In addition, under the management agreement, SS&C Holdings will pay to TC Group, L.L.C. additional reasonable compensation for other services provided by TC Group, L.L.C. to SS&C Holdings from time to time, including investment banking, financial advisory and other services. The management agreement, which was amended in April 2008, will terminate upon the completion of an initial public offering by SS&C Holdings. From January 1, 2009 through December 31, 2009, pursuant to the management agreement, SS&C Holdings paid to TC Group, L.L.C. an aggregate amount of $1,048,663.

Carlyle Fund Services Agreement

On August 12, 2008, Walkers SPV Limited acting solely in its capacity as trustee of the Carlyle Series Trust and its classes or sub-trusts, Carlyle Loan Investment Ltd., CLP Cayman Holdco, Ltd., CCPMF Cayman Holdco, Carlyle Credit Partners Financing I, Ltd. (collectively, the “Funds”) and Carlyle Investment Management L.L.C. entered into a fund administration services agreement with SS&C. Pursuant to the agreement, the Funds appointed SS&C to act as administrator, registrar and transfer agent and to provide the Funds with certain fund administration services, including daily processing and reconciliation services, fund accounting services and unitholder services, and such ancillary services as are set forth in work requests that may be executed by the parties from time to time. The agreement became effective on July 1, 2008 and continues until December 31, 2010. SS&C will be paid a monthly charge based on annual rates derived from the net asset value of the Funds, subject to a minimum monthly fee. SS&C will also receive certain hourly and other fees for any ancillary services that it provides under the agreement. From January 1, 2009 through December 31, 2009, the Funds paid an aggregate of $423,262 to us under the agreement.

Carlyle Processing Services Agreement

On June 22, 2009, Carlyle Investment Management L.L.C. entered into a processing services agreement with SS&C. Pursuant to the agreement, SS&C provides investment accounting and data processing services. The agreement continues until June 22, 2011. SS&C will be paid a monthly charge based on annual rates derived from the net asset value of Carlyle Investment Management L.L.C., subject to a minimum monthly fee. SS&C will also receive other fees for certain ancillary services that it provides under the agreement. Through December 31, 2009, Carlyle Investment Management L.L.C. paid an aggregate of $40,000 to us under the agreement.

Acquisition of Tradeware

On December 31, 2009, SS&C acquired Tradeware Global Corp. through the merger of TG Acquisition Corp., a wholly-owned subsidiary of SS&C, with and into Tradeware, with Tradeware being the surviving company and a wholly-owned subsidiary of SS&C. At the closing of the Tradeware merger, SS&C (among other things) (i) paid an aggregate of approximately $21,500,000 to the former holders of Tradeware stock and options in exchange for their shares and options and (ii) deposited $1,000,000 into an escrow fund to secure certain obligations of former Tradeware common stock and option holders, with such funds eligible for release on December 31, 2010. Two former holders of Tradeware common stock, Carlyle Europe Venture Partners, L.P. (“CEVP, L.P.”) and CEVP Co-Investment, L.P. (“CEVP Co-Investment”), are investment funds affiliated with Carlyle. At the closing of the Tradeware Merger, CEVP, L.P. and CEVP Co-Investment received payments from SS&C of approximately $461,894 and $16,855, respectively, in exchange for their shares of Tradeware common stock. CEVP, L.P. and

CEVP Co-Investment are eligible to receive up to approximately $36,740 and $1,341, respectively, in connection with the release of funds from escrow, if any.

Other Transactions

John Stone, the brother of William C. Stone, is employed by SS&C as Vice President of Sales Management. From January 1, 2009 through December 31, 2009, John Stone was paid an aggregate of $150,300 as salary and commissions related to his employment at SS&C.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. All of our board members other than Messrs. Stone and Boulanger are considered to be “independent” members of the board under applicable stock exchange rules. Mr. Etherington is considered to be an “independent” member of the audit committee, and Messrs. Dyer and Watts are not, under applicable stock exchange and SEC rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our registered public accounting firm, billed to us for each of the last two fiscal years. For fiscal 2009, audit fees include an estimate of amounts not yet billed.

	Fiscal	Fiscal
Fee Category	2009	2008

Audit Fees(1)	$1,084,743	$739,913
Audit-Related Fees(2)	773,609	744,812
Tax Fees(3)	247,434	138,443
All Other Fees(4)	1,500	1,500

Total Fees	$2,107,286	$1,624,668

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and services related to SS&C Holdings’ filings of Form S-1 in 2008 and 2009, such as the issuance of consents.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to accounting consultations in connection with acquisitions, procedures performed for SAS 70 reports, attest services that are not required by statute or regulation and consultations concerning internal controls, financial accounting and reporting standards. None of the audit-related fees billed in 2008 or 2009 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for approximately $45,000 of the total tax fees billed in 2009 and approximately $114,000 of the total tax fees billed in 2008. Tax advice and tax planning services relate to assistance with tax audits and appeals, tax advice related to acquisitions and requests for rulings or technical advice from taxing authorities. None of the tax fees billed in 2008 or 2009 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(4)	All other fees for 2008 and 2009 consist of the licensing of accounting and finance research technology owned by PricewaterhouseCoopers LLP. None of the all other fees billed in 2008 or 2009 were provided under the de minimis exception to the audit committee pre-approval requirements.

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

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2010

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2010

/s/ Normand A. Boulanger Normand A. Boulanger	Director	February 22, 2010

/s/ Campbell R. Dyer Campbell R. Dyer	Director	February 22, 2010

/s/ William A. Etherington William A. Etherington	Director	February 22, 2010

/s/ Allan M. Holt Allan M. Holt	Director	February 22, 2010

/s/ Claudius E. Watts, IV Claudius E. Watts, IV	Director	February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of SS&C Technologies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
February 22, 2010

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,055	$29,299
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,444, respectively (Note 3)	41,600	38,318
Prepaid expenses and other current assets	6,164	4,327
Income taxes receivable	669	—
Deferred income taxes	1,780	3,777

Total current assets	69,268	75,721

Property and equipment:
Leasehold improvements	5,358	4,852
Equipment, furniture, and fixtures	25,915	20,978

	31,273	25,830
Less accumulated depreciation	(17,237)	(11,800)

Net property and equipment	14,036	14,030

Deferred income taxes	499	—
Goodwill	885,517	822,409
Intangible and other assets, net of accumulated amortization of $116,670 and $82,520, respectively	216,321	215,193

Total assets	$1,185,641	$1,127,353

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$4,270	$2,101
Accounts payable	4,804	1,821
Income taxes payable	703	4,898
Accrued employee compensation and benefits	14,693	13,640
Other accrued expenses	16,938	9,575
Interest payable	2,070	2,007
Deferred maintenance and other revenue	40,400	30,844

Total current liabilities	83,878	64,886
Long-term debt, net of current portion (Note 6)	392,989	406,625
Other long-term liabilities	10,764	11,977
Deferred income taxes (Note 5)	52,023	56,612

Total liabilities	539,654	540,100

Commitments and contingencies (Note 13)
Stockholder’s equity (Notes 4 and 10):
Common stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	583,251	577,861
Accumulated other comprehensive income (loss)	16,436	(17,890)
Retained earnings	46,300	27,282

Total stockholder’s equity	645,987	587,253

Total liabilities and stockholder’s equity	$1,185,641	$1,127,353

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues:
Software licenses	$20,661	$24,844	$27,514
Maintenance	66,099	65,178	61,910
Professional services	20,889	24,352	17,491
Software-enabled services	163,266	165,632	141,253

Total revenues	270,915	280,006	248,168

Cost of revenues:
Software licenses	8,499	9,198	9,616
Maintenance	27,559	26,854	26,038
Professional services	14,154	16,118	14,277
Software-enabled services	87,528	90,263	78,951

Total cost of revenues	137,740	142,433	128,882

Gross profit	133,175	137,573	119,286

Operating expenses:
Selling and marketing	20,362	19,566	19,701
Research and development	26,513	26,804	26,282
General and administrative	19,197	26,120	24,573

Total operating expenses	66,072	72,490	70,556

Operating income	67,103	65,083	48,730
Interest income	28	409	939
Interest expense	(36,891)	(41,539)	(45,463)
Other (expense) income, net	(1,418)	1,994	1,911

Income before income taxes	28,822	25,947	6,117
Provision (benefit) for income taxes (Note 5)	9,804	7,146	(458)

Net income	$19,018	$18,801	$6,575

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flow from operating activities:
Net income	$19,018	$18,801	$6,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,028	35,038	35,047
Stock compensation expense	5,607	7,323	10,979
Foreign exchange gains on debt	—	—	(768)
Amortization of loan origination costs	2,306	2,328	2,317
Equity losses in long-term investment	—	2,098	187
Loss on sale or disposition of property and equipment	13	1	105
Deferred income taxes	(8,861)	(7,368)	(6,115)
Provision for doubtful accounts	213	865	336
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	3,360	(1,301)	(6,635)
Prepaid expenses and other assets	(284)	(2,742)	(1,723)
Income taxes receivable and payable	(5,236)	2,552	2,790
Accounts payable	1,549	(494)	101
Accrued expenses	1,646	1,581	10,745
Deferred maintenance and other revenue	4,493	2,973	3,116

Net cash provided by operating activities	59,852	61,655	57,057

Cash flow from investing activities:
Additions to property and equipment	(2,559)	(6,746)	(7,717)
Proceeds from sale of property and equipment	3	2	8
Cash paid for business acquisitions, net of cash acquired (Note 11)	(51,477)	(17,864)	(5,130)
Additions to capitalized software	(101)	—	—

Net cash used in investing activities	(54,134)	(24,608)	(12,839)

Cash flow from financing activities:
Cash received from other borrowings	2,000	—	5,200
Repayment of debt	(19,679)	(25,574)	(42,688)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(217)	42	80

Net cash used in financing activities	(17,896)	(25,532)	(37,408)

Effect of exchange rate changes on cash	1,934	(1,391)	647

Net increase (decrease) in cash and cash equivalents	(10,244)	10,124	7,457
Cash and cash equivalents, beginning of period	29,299	19,175	11,718

Cash and cash equivalents, end of period	$19,055	$29,299	$19,175

Supplemental disclosure of cash paid (refunded) for:
Interest	$34,061	$38,505	$43,451
Income taxes, net	$23,512	$12,472	$(1,627)
Supplemental disclosure of non-cash investing activities:
See Note 11 for a discussion of acquisitions

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock				Accumulated
	Number		Additional		Other	Total	Total
	of Issued		Paid-in	Retained	Comprehensive	Stockholder’s	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Equity	Income (Loss)
	(In thousands)

Balance, at December 31, 2006	1	$—	$559,527	$1,906	$1,699	$563,132
Net income	—	—	—	6,575	—	6,575	$6,575
Foreign exchange translation adjustment	—	—	—	—	34,490	34,490	34,490
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	(2,574)	(2,574)	(2,574)

Total comprehensive income							$38,491

Stock-based compensation expense	—	—	10,979	—	—	10,979
Exercise of stock options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	(9)	—	—	(9)

Balance, at December 31, 2007	1	—	570,497	8,481	33,615	612,593
Net income	—	—	—	18,801	—	18,801	$18,801
Foreign exchange translation adjustment	—	—	—	—	(49,078)	(49,078)	(49,078)
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	(2,427)	(2,427)	(2,427)

Total comprehensive loss							$(32,704)

Stock-based compensation expense	—	—	7,323	—	—	7,323
Exercise of stock options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	41	—	—	41

Balance, at December 31, 2008	1	—	577,861	27,282	(17,890)	587,253
Net income	—	—	—	19,018	—	19,018	$19,018
Foreign exchange translation adjustment	—	—	—	—	32,879	32,879	32,879
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	1,447	1,447	1,447

Total comprehensive income							$53,344

Stock-based compensation expense	—	—	5,607	—	—	5,607
Exercise of stock options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	(217)	—	—	(217)

Balance, at December 31, 2009	1	$—	$583,251	$46,300	$16,436	$645,987

The accompanying notes are an integral part of these consolidated financial statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Unconsolidated investments in entities over which we do not have control but have the ability to exercise influence over operating and financial policies are accounted for under the equity method of accounting. Earnings and losses from such investments are recorded on a pre-tax basis.

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

License Revenue

The Company follows the principles of accounting standards relating to software revenue recognition, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Accounting standards require that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence (“VSOE”). The Company recognizes software license revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a software license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

The Company generally recognizes revenue from sales of software or products including proprietary software upon product shipment and receipt of a signed contract, provided that collection is probable and all other revenue recognition criteria are met. The Company sells perpetual software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from stated renewal rates. The contract value is then attributed to professional services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and, accordingly, implementation services provided by the Company are not considered essential to the functionality of the software. The remainder of the total contract value is then attributed to the software license based on the residual method.

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

The Company recognizes software-enabled services revenues on a monthly basis as the software-enabled services are provided and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. The Company does not recognize any revenue before services are performed. Certain contracts contain additional fees for increases in market value, pricing and trading activity. Revenues related to these additional fees are recognized in the month in which the activity occurs based upon the Company’s summarization of account information and trading volume.

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs $0.1 million are included in the December 31, 2009 and 2008 balance sheets, respectively, under “Intangible and other assets”.

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. Amortization expense related to capitalized software development costs was $0.1 million for each of the years ended December 31, 2009, 2008 and 2007.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the Company’s financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

Other Income

Other income, net for 2009 consists primarily of foreign currency translation losses of $1.5 million. Other income, net for 2008 consists primarily of foreign currency translation gains of $4.0 million, partially offset by a $2.0 million loss relating to an investment in a private company which is accounted for under the equity method of accounting. Other income, net for 2007 consists primarily of foreign currency translation gains of $0.6 million, property tax refunds of $0.9 million and $0.4 million related to the favorable settlement of a liability accrued at the time of the Company’s acquisition of Financial Models in 2005.

Income Taxes

The Company accounts for income taxes in accordance with the relevant accounting literature. An asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that are recognized in its financial statements and tax returns in different years. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

The Company accounts for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2009 or 2008.

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

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $4.9 million, $4.9 million and $5.1 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Registration Costs

During the year ended December 31, 2009, the Company incurred a total of $0.7 million in professional fees and other costs related to the planned initial public offering of SS&C Holdings’ common stock. These costs are recorded in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2009. The offering was filed on December 28, 2009. During the year ended December 31, 2008, the Company expensed a total of $1.6 million in costs, which are included in general and administrative expenses, that had been incurred related to the prior proposed initial public offering of SS&C Holdings’ common stock as a result of uncertainty related to the planned offering. SS&C Holdings withdrew that proposed offering in October 2008.

Goodwill and Intangible Assets

The Company tests goodwill annually on December 31st for impairment (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2009 or 2008. There were no indefinite-lived intangible assets as of December 31, 2009 or 2008.

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2007	$860,690
2008 acquisition	8,937
Adjustments to previous acquisitions	2
Income tax benefit on Rollover options exercised	(578)
Effect of foreign currency translation	(46,642)

Balance at December 31, 2008	822,409
2009 acquisitions	30,123
Adjustments to previous acquisitions	(147)
Income tax benefit on Rollover options exercised	(118)
Effect of foreign currency translation	33,250

Balance at December 31, 2009	$885,517

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 15 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortizable intangible assets was $31.0 million, $30.0 million and $29.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2009	2008

Customer relationships	$233,505	$207,757
Completed technology	68,166	58,046
Trade names	18,276	17,391
Other	2,299	2,016

	322,246	285,210
Less: accumulated amortization	(116,245)	(82,236)

	$206,001	$202,974

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2009, is expected to approximate (in thousands):

Year Ending December 31,
2010	$34,123
2011	32,345
2012	29,877
2013	27,263
2014	24,792

$148,400

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. Substantially all of the Company’s long-lived assets are located in the United States and Canada.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2009 and 2008, the Company had no significant concentrations of credit.

International Operations and Foreign Currency

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates, and capital stock accounts are translated at historical rates. Revenues and expenses are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholder’s equity. Foreign currency transaction gains and losses are included within other income (expense) in the results of operations in the periods in which they occur.

Derivative Instruments

The Company uses derivative instruments, consisting of interest rate swaps, to manage interest rate risk associated with the variable interest rate on its bank credit facility. The Company’s objective in managing interest rate risk is to manage volatility in the effective cost of debt. The Company accounts for its derivative instruments and hedging activities in accordance with relevant accounting standards and all derivative instruments are recorded at fair value.

In order for derivative instruments to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used as a hedge must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss and is recorded as a component of interest expense in the period of change. The Company excludes the change in the time value of money when assessing the effectiveness of the hedging relationship. All derivatives are evaluated quarterly.

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

Comprehensive Income

Items defined as comprehensive income, such as foreign currency translation adjustments and unrealized gains (losses) on interest rate swaps qualifying as hedges, are separately classified in the financial statements. The accumulated balance of other comprehensive income is reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income consists of net income and other accumulated comprehensive income disclosed in the equity section of the balance sheet.

At December 31, 2009, the Company had a balance of $19.2 million in foreign currency translation gains and a balance of $2.8 million (net of taxes of $1.4 million) in unrealized losses on interest rate swaps. At December 31, 2008, the Company had a balance of $13.6 million in foreign currency translation losses and a balance of $4.3 million (net of taxes of $2.3 million) in unrealized losses on interest rate swaps.

Reclassifications

Certain amounts in prior year consolidated financial statements have been reclassified to be comparable with current year presentation. These reclassifications have had no effect on net income or net equity.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative literature update relating to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact of this new standard.

In June 2009, the FASB issued “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP”, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Company adopted the Codification in July 2009 and its issuance did not affect the Company’s results of operations, cash flows or financial position since it is not intended to change or alter existing GAAP.

In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance upon issuance and such adoption did not have a material impact on its results of operations, cash flows or financial position.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments, which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this, fair values for these assets and liabilities were only disclosed annually. This new accounting guidance requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The Company adopted this guidance upon issuance and such adoption did not have a material impact on its results of operations, cash flows or financial position.

3.	Accounts Receivable

Accounts receivable are as follows (in thousands):

	December 31,
	2009	2008

Accounts receivable	$30,838	$28,785
Unbilled accounts receivable	12,187	10,977
Allowance for doubtful accounts	(1,425)	(1,444)

Total accounts receivable	$41,600	$38,318

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Allowance for Doubtful Accounts:
Balance at beginning of period	$1,444	$1,223	$1,638
Charge to costs and expenses	213	865	336
Write-offs, net of recoveries	(313)	(524)	(812)
Other adjustments	81	(120)	61

Balance at end of period	$1,425	$1,444	$1,223

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4.	Stockholder’s Equity

At December 31, 2009 and 2008, 1,000 shares of common stock were authorized, issued and outstanding.

5.	Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

U.S.	$9,749	$6,671	$(11,417)
Foreign	19,073	19,276	17,534

Income before income taxes	$28,822	$25,947	$6,117

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$8,334	$6,580	$460
Foreign	8,727	7,746	4,406
State	1,559	94	99

Total	18,620	14,420	4,965

Deferred:
Federal	(8,063)	(7,129)	(6,262)
Foreign	(1,902)	(1,602)	441
State	1,149	1,457	398

Total	(8,816)	(7,274)	(5,423)

Total	$9,804	$7,146	$(458)

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Computed “expected” tax expense	$10,087	$9,081	$2,141
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	1,775	1,008	321
Foreign operations	(2,258)	(2,333)	(1,883)
Rate change impact on tax liabilities	—	(581)	(1,536)
Uncertain tax positions	466	702	646
Other	(266)	(731)	(147)

Provision (benefit) for income taxes	$9,804	$7,146	$(458)

The components of deferred income taxes at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Deferred compensation	$9,186	$—	$6,327	$—
Interest rate swap	1,736	—	2,382	—
Accrued expenses	1,720	—	898	—
Net operating loss carryforwards	1,449	—	5,512	—
Tax credit carryforwards	1,333	—	237	—
Purchased in-process research and development	1,002	—	1,251	—
Impaired investment interest	860	—	738	—
Other	454	—	—	345
Acquired technology	126	—	—	691
Property and equipment	—	932	—	468
Trade names	—	5,004	—	4,750
Other intangible assets	—	6,316	—	8,122
Customer relationships	—	54,156	—	51,232

Total	17,866	66,408	17,345	65,608
Valuation allowance	(1,202)	—	(4,572)	—

Total	$16,664	$66,408	$12,773	$65,608

At December 31, 2009, the Company has not accrued deferred income taxes of $12.2 million on unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used to service Canadian debt.

The reduction in net operating loss carryforwards of $4.1 million was attributable to the expiration of a certain domestic state net operating loss carryforwards of $53.4 million. At December 31, 2009, the Company had foreign net operating loss carryforwards other than Japan of $4.2 million, which are available to offset foreign income on an infinite carryforward basis. Japan’s net operating loss carryforward of $0.4 million begins to expire in 2010.

At December 31, 2009, the Company believes that the recorded domestic state income tax credit carryforward of $1.3 million will be utilized before the state income tax credit carryforward starts to expire in 2011.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded valuation allowances of $1.2 million and $4.6 million at December 31, 2009 and 2008 related to net operating loss carryforwards and tax credits in certain state and foreign jurisdictions. The reduction in the valuation allowance of $3.4 million was due primarily to the expiration of state net operating loss carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2009 and 2008 (in thousands):

Balance at January 1, 2008	$6,457
Increases related to current year tax positions	375
Lapse of statute of limitation	(19)
Foreign exchange translation adjustment	(1,020)

Balance at December 31, 2008	5,793
Increases related to current year tax positions	759
Settlements with tax authorities	(262)
Lapse of statute of limitation	(30)
Foreign exchange translation adjustment	723

Balance at December 31, 2009	$6,983

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.6 million and $0.3 million during 2009 and 2008, respectively, and has recorded a total liability for potential penalties and interest of $1.3 million and $0.5 million at December 31, 2009 and 2008, respectively. Unrecognized tax benefits of approximately $3.6 million are likely to be recognized within the next 12 months due to a lapse of the statute of limitation. These unrecognized tax benefits relate to deductions primarily claimed on tax returns that could be reclassified as capitalized acquisition costs. The Company’s unrecognized tax benefits as of December 31, 2009 relate to domestic and foreign taxing jurisdictions.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002, 2005, 2004 and 2004, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2003 and 2004 and November 23, 2005. The Company’s Canadian tax returns are currently under audit for tax periods ended December 31, 2006 and 2007.

6.	Debt, Derivative Instruments, and Capital Leases

At December 31, 2009 and 2008, debt consisted of the following (in thousands):

	2009	2008

Senior credit facility, revolving portion(A)	$2,000	$—
Senior credit facility, term loan portion, weighted-average interest rate of 2.39% and 3.54%, respectively(A)	190,032	203,726
11 3/4% senior subordinated notes due 2013(B)	205,000	205,000
Capital leases	227	—

	397,259	408,726
Short-term borrowings and current portion of long-term debt	(4,270)	(2,101)

Long-term debt	$392,989	$406,625

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 23, 2005, in connection with the Transaction, the Company (i) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in U.S. dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility, of which $10 million was immediately drawn ($5 million of which is denominated in U.S. dollars and $5 million of which is denominated in Canadian dollars) and (ii) issued $205 million aggregate principal amount of senior subordinated notes. The portion of the term loan facility denominated in Canadian dollars was $41.9 million and $36.5 million at December 31, 2009 and 2008, respectively. The Company capitalized financing costs of approximately $17.2 million associated with these facilities. Costs of $8.5 million associated with the credit facility are being amortized over a period of seven years. Costs of $8.7 million associated with the senior subordinated notes are being amortized over a period of eight years. Costs of $2.3 million were amortized to interest expense in each of the years ended December 31, 2009, 2008 and 2007. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s consolidated balance sheets.

(A)	Senior Credit Facilities

Borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, the Company pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. The initial commitment fee rate is 0.5% per annum. The Company is obligated to make quarterly principal payments on the term loan of approximately $2.0 million per year. Subject to certain exceptions, thresholds and other limitations, the Company is required to prepay outstanding loans under its senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on the Company reaching certain leverage ratio thresholds.

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

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Holdings’, SS&C’s and most of SS&C’s subsidiaries’ ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2009, the Company was in compliance with the financial and non-financial covenants.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. In November 2005, the Company entered into three interest rate swap agreements which fixed the interest rates for $181.9 million of its variable rate debt. Two of the Company’s swap agreements, one denominated in U.S. dollars with a notional value of $50.0 million and one denominated in Canadian dollars with a remaining notional value of approximately $31.9 million U.S. dollars, expired on December 31, 2008. Under these agreements, the Company was required to pay the counterparty a stream of fixed interest payments of 4.71% and 3.93%, respectively, and in turn, receive variable interest payments based on LIBOR and the Canadian dollar Bankers’ Acceptances, respectively, from the counterparty. The Company’s third swap agreement is denominated in U.S. dollars, has a notional value of $100 million and expires on December 31, 2010. Under this agreement, the Company is required to pay the counterparty a stream of fixed interest payments of 4.78% and in turn, receive variable interest payments based on LIBOR (0.26% at December 31, 2009) from the counterparty. The net receipt or payment from the interest rate swap agreements is recorded in interest expense and increased net interest expense by $4.0 million and $1.9 million during the years ended December 31, 2009 and 2008, respectively, and decreased interest expense by $1.2 million during the year ended December 31, 2007. The interest rate swaps are designated and qualify as cash flow hedges under relevant accounting guidance. As such, the swaps are accounted for as assets and liabilities in the consolidated balance sheet at fair value.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded an unrealized gain of $1.4 million and unrealized losses of $2.4 million and $2.6 million, respectively, net of tax, in other comprehensive income related to the change in fair value of the swaps. There is no income statement impact from changes in the fair value of the swap agreements as the hedges have been assessed to have no ineffectiveness. The fair value of the swaps recorded in other comprehensive income may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swaps agreements are terminated prior to maturity.

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

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions. Although the indenture generally limits the ability of Holdings to obtain funds from its subsidiaries, whether by dividend or loan, the indenture permits SS&C, after an initial public offering of Holdings, to pay dividends to Holdings in an amount not to exceed in any fiscal year 6% of the net proceeds received by SS&C through a contribution to equity capital from such offering to enable Holdings to pay dividends to its stockholders. An event of default under the senior credit facility that leads to an acceleration of those amounts due also results in a default under the indenture governing the senior subordinated notes. As of December 31, 2009, SS&C was in compliance with the financial covenants.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, annual maturities of long-term debt and capital leases during the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2010	$4,270
2011	2,022
2012	185,967
2013	205,000

$397,259

7.	Fair Value Measurements

The Company adopted the requirements of the Fair Value Measurements and Disclosure Topic as of January 1, 2008, with the exception of the application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed and therefore adopted as of January 1, 2009. As of December 31, 2009, the Company does not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

Valuation Hierarchy.  The authoritative guidance relating to fair value measurements and disclosure establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008 (in thousands):

Fair Values at December 31, 2009	Level 1	Level 2	Level 3

Assets	$—	$—	$—
Liabilities:
Derivative financial instrument	$—	$4,159	$—
Contingent consideration	—	—	1,000

Total liabilities	$—	$4,159	$1,000

Fair Values at December 31, 2008	Level 1	Level 2	Level 3

Assets	$—	$—	$—
Liabilities:
Derivative financial instrument	$—	$6,644	$—

Valuation Techniques.  The Company determines the fair value of its interest rate swaps based on the amount at which it could be settled, or the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2 of the valuation hierarchy based on inputs other than quoted prices in active markets that are either directly or indirectly observable. As of December 31, 2009 and 2008, there has not been any significant impact to the fair value of our derivative liability due to our own credit risk.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s contingent consideration liability was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post — acquisition financial results of TNR through May 2011 (see Note 11).

The carrying amounts and fair values of financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial liabilities:
Senior credit facility	$192,032	$192,032	$203,726	$203,726
11 3/4% Senior subordinated notes due 2013	205,000	217,300	205,000	180,154

The above fair values were computed based on comparable quoted market prices or an estimate of the amount to be paid to terminate or settle the agreement, as applicable. The fair values of cash and cash equivalents, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

8.	Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $9.7 million, $9.5 million and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2016. Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2009, are as follows (in thousands):

Year Ending December 31,
2010	$9,486
2011	7,482
2012	6,008
2013	4,537
2014	2,595
2015 and thereafter	3,851

$33,959

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.3 million, $1.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease receipts under these leases as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$1,257
2011	1,257
2012	1,257
2013	1,257
2014	210

$5,238

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Defined Contribution Plans

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

During the years ended December 31, 2009, 2008 and 2007, the Company incurred $1.4 million, $1.3 million and $1.3 million, respectively, of matching contribution expenses related to this plan.

10.	Stock Option and Purchase Plans

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

Time-based options granted upon adoption of the Plan vested 25% on November 23, 2006 and 1/36th of the remaining balance each month thereafter for 36 months. Time-based options granted thereafter generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options can vest upon a change in control, subject to certain conditions. Time-based options granted during 2009 and 2007 have a weighted-average grant date fair value of $28.70 and $35.57 per share, respectively, based on the Black-Scholes option pricing model. There were no time-based options granted during 2008. Compensation expense is recorded on a straight-line basis over the requisite service period, with the exception of the options granted upon adoption of the Plan, for which the first 25% was recorded between the grant date and November 23, 2006 to mirror the vesting. The fair value of time-based options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $3.0 million, $3.4 million and $3.6 million, respectively. At December 31, 2009, there was approximately $1.1 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

Certain performance-based options granted under the Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of grant. For purposes of Note 10, references to EBITDA mean the Company’s Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings. EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. There were no such performance-based options granted during 2009 or 2008. Performance-based options of this type granted during 2007 have a weighted-average grant date fair value of $37.68 per share, respectively, based on the Black-Scholes option pricing model. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable.

•	In April 2007, the Board of Directors of SS&C Holdings approved (i) the vesting, as of April 18, 2007, of 50% of the performance-based options granted to the Company’s employees through March 31, 2007 that

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	In March 2008, SS&C Holdings’ Board of Directors approved (i) the vesting, conditioned upon the Company’s EBITDA for 2008 falling within the targeted range, of the 2006 and 2007 performance-based options that did not otherwise vest during 2006 or 2007, and (ii) the reduction of the Company’s annual EBITDA target range for 2008. As of that date, the Company estimated the weighted-average fair value of its performance-based options that vest upon the attainment of the 2008 EBITDA target range to be $41.06. In estimating the common stock value, the Company valued the Company using several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 26.0%; risk-free interest rate of 1.735%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2009, the Board of Directors of SS&C Holdings approved the vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2008 and established the Company’s annual EBITDA target range for 2009. As of that date, the Company estimated the weighted-average fair value of the performance-based options that were vested by the Board and those that vest upon the attainment of the 2009 EBITDA target range to be $31.00. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

The fair value of these performance-based options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $2.6 million, $3.9 million and $7.4 million, respectively. At December 31, 2009, there was approximately $2.7 million of unearned non-cash stock-based compensation that the Company could recognize as expense over approximately the next one year when and if the attainment of the future EBITDA targets becomes probable.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the time-based and performance-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

			Performance-
	Time-based Awards		based Awards
	2009	2007	2007

Expected term to exercise (years)	4.0	4.0	4.5
Expected volatility	34.24%	45.85%	45.85%
Risk-free interest rate	1.89%	4.57%	4.57%
Expected dividend yield	0%	0%	0%

Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. There were no options granted during 2008 and no performance-based options granted during 2009.

The remaining performance-based options vest only upon a change in control in which certain internal rate of return targets are attained. There were no such performance-based options granted during 2009 or 2008. Performance-based options of this type granted during 2007 have a weighted-average grant date fair value of approximately $8.17 per share. Compensation expense will be recorded at the time that a change in control becomes probable. The Company did not record stock-based compensation expense related to these options during the years ended December 31, 2009, 2008 and 2007. At December 31, 2009, there was approximately $4.1 million of unearned non-cash stock-based compensation that the Company expects to recognize when and if a change in control becomes probable.

The Company generally settles stock option exercises with newly issued common shares of SS&C Holdings, the Company’s parent. The issuance of SS&C Holdings shares is recorded as an additional capital contribution by the Company.

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Statement of operations classification
Cost of maintenance	$114	$142	$257
Cost of professional services	208	240	343
Cost of software-enabled services	1,133	1,621	2,452

Total cost of revenues	1,455	2,003	3,052
Selling and marketing	954	1,184	1,803
Research and development	600	777	1,146
General and administrative	2,598	3,359	4,978

Total operating expenses	4,152	5,320	7,927

Total stock-based compensation expense	$5,607	$7,323	$10,979

The associated future income tax benefit recognized was $2.9 million, $2.1 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2009 was approximately $0.8 million. For the year ended

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2008 was approximately $1.3 million. For the year ended December 31, 2007, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2007 was less than $0.1 million.

The following table summarizes stock option transactions for the years ended December 31, 2009, 2008 and 2007:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	1,613,434	$57.37
Granted	43,500	86.00
Cancelled/forfeited	(36,050)	73.88
Exercised	(224)	7.33

Outstanding at December 31, 2007	1,620,660	57.78
Granted	—	—
Cancelled/forfeited	(73,219)	75.40
Exercised	(34,257)	70.00

Outstanding at December 31, 2008	1,513,184	56.65

Granted	42,005	96.46
Cancelled/forfeited	(25,766)	75.72
Exercised	(30,893)	64.68

Outstanding at December 31, 2009	1,498,530	57.27

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2009:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted Average				Weighted Average
	Weighted		Remaining		Weighted		Remaining
	Average	Aggregate Intrinsic	Contractual		Average	Aggregate Intrinsic	Contractual
Shares	Exercise Price	Value	Term (years)	Shares	Exercise Price	Value	Term (years)
		(In thousands)				(In thousands)

1,182,992	$51.82	$84,799	5.0	36,730	$98.05	$935	9.1

11.	Acquisitions

Tradeware Global Corp.

On December 31, 2009, the Company acquired Tradeware Global Corp. (“Tradeware”) for approximately $22.4 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities and net of cash acquired. The acquisition was effected through the merger of TG Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Tradeware, with Tradeware being the surviving company and a wholly-owned subsidiary of the Company. Tradeware is a broker-neutral solution provider for electronic access to global equity markets.

The net assets and results of operations of Tradeware have been included in the Company’s consolidated financial statements from December 31, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology, trade name, and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately five years, the trade name is amortized over approximately 10 years, and the contractual relationships are amortized over approximately 12 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

Due to the timing of the acquisition, there are no revenues from Tradeware operations included in the statement of operations for the year ended December 31, 2009.

TheNextRound, Inc.

On November 19, 2009, the Company purchased all the outstanding stock of TheNextRound, Inc. (“TNR”) for approximately $18.7 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities and net of cash acquired. TNR provides front- and back-office software solutions to the private equity and alternative investment communities.

The net assets and results of operations of TNR have been included in the Company’s consolidated financial statements from November 20, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, client relationships and client contracts, and non-compete agreements, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately seven years, the trade name is amortized over approximately 10 years, the client relationships are amortized over approximately 13 years, and the non-compete agreements are amortized over approximately 2 years, the estimated lives of the assets. The Company has recorded a contingent consideration liability of $1.0 million, which is based on the attainment of certain revenue and EBITDA targets by the acquired business through May 2011. The total possible undiscounted payments could range from zero to $6.5 million. In addition, the Company accrued a $1.0 million contingent liability, which was subsequently settled concurrent with the GIPS acquisition. See Note 16 for further disclosure related to the GIPS acquisition. The Company was fully indemnified for this amount by the TNR shareholders. The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $0.9 million in revenues from TNR operations included in the consolidated statement of operations for the year ended December 31, 2009.

MAXIMIS

On May 29, 2009, the Company purchased the assets and related business associated with Unisys Corporation’s MAXIMIS software (“MAXIMIS”) for approximately $6.9 million in cash, plus the assumption of certain liabilities. MAXIMIS is a real-time, intranet-enabled investment accounting application with comprehensive support for domestic and international securities trading.

The net assets and results of operations of MAXIMIS have been included in the Company’s consolidated financial statements from May 29, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately 5.5 years, the trade name is amortized over approximately 7.5 years, and the contractual relationships are amortized over approximately 6.5 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $3.7 million in revenues from MAXIMIS operations included in the consolidated statement of operations for the year ended December 31, 2009.

Evare, LLC

On March 20, 2009, the Company purchased substantially all the assets of Evare, LLC (“Evare”), for approximately $3.6 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. Evare is a managed utility service provider for financial data acquisition, enrichment, transformation and delivery.

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

There are $7.0 million in revenues from Evare operations included in the consolidated statement of operations for the year ended December 31, 2009.

Micro Design Services, LLC

On October 1, 2008, the Company purchased substantially all the assets of Micro Design Services, LLC (“MDS”) for approximately $17.9 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. MDS specializes in the design and development of real-time, mission-critical order routing and execution services for equities, options and commodities exchanges and brokerage firms. During the year ended December 31, 2009, the Company received a $0.2 million reimbursement from the escrow account established in connection with the acquisition of Micro Design Services, LLC in October 2008.

The net assets and results of operations of MDS have been included in the Company’s consolidated financial statements from October 1, 2008. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology and trade name are amortized over approximately six years, and the contractual relationships are amortized over approximately eight years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Northport, LLC

On March 12, 2007, the Company purchased substantially all the assets of Northport, LLC (“Northport”) for approximately $5.1 million in cash, plus the costs of effecting the transaction, and the assumption of certain liabilities. Northport provides accounting and management services to private equity funds.

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

The following summarizes the allocation of the purchase price for the acquisitions of Tradeware, TheNextRound, MAXIMIS, Evare, Micro Design Services and Northport (in thousands):

		TheNext			Micro
	Tradeware	Round	MAXIMIS	Evare	Design	Northport

Tangible assets acquired, net of cash received	$1,795	$1,155	$143	$1,090	$1,216	$708
Accounts receivable	1,212	3,362	—	928	—	—
Completed technology	2,700	3,200	1,485	—	2,300	—
Trade names	300	200	110	150	155	—
Acquired client relationships and contracts	8,300	4,800	5,420	1,720	5,370	1,500
Non-compete agreements	—	100	—	—	—	—
Goodwill	15,727	13,075	821	500	8,790	3,303
Deferred revenue	(2)	(3,172)	(965)	(28)	(114)	(350)
Deferred taxes	(3,344)	—	—	—	—	—
Other liabilities assumed	(4,259)	(3,999)	(108)	(810)	(18)	(31)

Consideration paid, net of cash acquired	$22,429	$18,721	$6,906	$3,550	$17,699	$5,130

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $1.0 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the company acquired.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of Tradeware, TheNextRound, MAXIMIS, Evare, Micro Design Services and Northport occurred on January 1, 2008. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	2009	2008

Revenues	$300,269	$331,161
Net income	23,913	27,208

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions

The Company has agreed to pay TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by TC Group, L.L.C. following the Transaction and will also pay Carlyle additional reasonable compensation for other services provided by TC Group, L.L.C. to the Company from time to time, including investment banking, financial advisory and other services. Expenses of $1.1 million, $1.1 million and $1.6 million in 2009, 2008 and 2007, respectively, related to these services are included in general and administrative expenses in the statement of operations.

In 2008, the Company agreed to provide fund administration services to certain investment funds affiliated with The Carlyle Group. The Company recorded revenues of $0.3 million and $0.5 million under this arrangement during the years ended December 31, 2009 and 2008, respectively.

In 2009, the Company agreed to provide processing services to the Carlyle Investment Management L.L.C., including investment accounting and data processing services. The agreement continues until June 22, 2011. SS&C will be paid a monthly charge based on annual rates derived from the net asset value of Carlyle Investment Management L.L.C., subject to a minimum monthly fee. SS&C will also receive other fees for certain ancillary services that it provides under the agreement. In 2009, the Company recorded revenue of less than $0.1 million under this arrangement.

13.	Commitments and Contingencies

From time to time, the Company is subject to certain other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.

14.	Product and Geographic Sales Information

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2009 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $2.3 million, $2.7 million and $2.2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Revenues by geography were (in thousands):

	2009	2008	2007

United States	$172,323	$169,749	$147,104
Canada	41,708	44,112	40,892
Americas, excluding United States and Canada	7,393	4,448	4,672
Europe	42,152	53,860	49,612
Asia-Pacific and Japan	7,339	7,837	5,888

	$270,915	$280,006	$248,168

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets as of December 31, were (in thousands):

	2009	2008

United States	$18,146	$20,107
Canada	4,906	5,132
Americas, excluding United States and Canada	100	141
Europe	460	300
Asia-Pacific and Japan	650	444

	$24,262	$26,124

Revenues by product group were (in thousands):

	2009	2008	2007

Portfolio management/accounting	$222,208	$225,567	$193,858
Trading/treasury operations	22,952	27,664	28,100
Financial modeling	8,475	8,685	8,919
Loan management/accounting	4,608	5,189	5,120
Property management	5,343	5,874	5,514
Money market processing	4,514	4,032	4,498
Training	2,815	2,995	2,159

	$270,915	$280,006	$248,168

15.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Revenue	$63,722	$67,251	$68,897	$71,045
Gross profit	30,650	32,730	34,096	35,699
Operating income	14,473	15,835	17,663	19,132
Net income	3,898	3,491	5,607	6,022

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Revenue	$68,523	$72,195	$71,001	$68,287
Gross profit	33,600	35,779	35,029	33,165
Operating income	15,822	17,276	15,579	16,406
Net income	3,736	3,786	4,810	6,469

16.	Subsequent Events

On February 3, 2010, the Company purchased substantially all the assets and related business associated with the Geller Investment Partnership Services (“GIPS”) division of Geller & Company LLC for approximately $12.2 million in cash, plus the assumption of certain liabilities. A portion of the purchase price is attributed to the settlement of a $1.0 million liability associated with the TNR acquisition. GIPS provides accounting and reporting, performance, tax, administrative and investor services for private equity funds, funds of hedge funds and limited partners that invest in alternatives. The net assets and results of operations of GIPS will be included in the

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s consolidated financial statements from February 4, 2010. The relevant business combination disclosures will be included in our financial statements once the preliminary accounting has been finalized.

On February 14, 2010, SS&C Holdings’ compensation committee, in anticipation of the initial public offering of SS&C Holdings’ common stock, amended the outstanding options under the 2006 equity incentive plan to eliminate certain provisions of the options that SS&C Holdings’ compensation committee believed were more typical of private-company options than options of publicly traded companies. Specifically, SS&C Holdings’ compensation committee amended the options, effective upon the closing of the offering, to provide for:

•	the conversion of the outstanding superior options granted under the 2006 equity incentive plan into performance-based options that vest based on EBITDA performance in 2010 and 2011, which affects 197,749 outstanding options;

•	the elimination of pre-determined EBITDA ranges from the option agreements and provision for the annual proposal of EBITDA ranges by management, subject to approval by SS&C Holdings’ board of directors, which EBITDA target range for 2010 was established by SS&C Holdings’ board in a subsequent meeting described below; and

•	the “rolling over” of performance-based options that do not vest (in whole or in part) in any given year into performance-based options for the following year, except as otherwise provided by SS&C Holdings’ board of directors, which affects 80,500 unvested performance-based options outstanding, and would affect 19,749 outstanding superior options.

On February 16, 2010, the Company entered into an amended and restated stock option agreement with William C. Stone, its Chairman of the Board and Chief Executive Officer, governing an option that SS&C Holdings originally granted to Mr. Stone on February 17, 2000 under its 1998 stock incentive plan. Pursuant to the amended and restated stock option agreement, the option (which was previously an option to purchase 75,000 shares of our common stock at an exercise price of $7.34 per share) was amended to make it an option to purchase 75,000 shares of SS&C Holdings’ Class A non-voting common stock at an exercise price of $7.34 per share.

17.	Supplemental Guarantor Condensed Consolidating Financial Statements

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

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed consolidating financial information as of December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009, 2008 and 2007 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$6,226	$1,087	$11,742	$—	$19,055
Accounts receivable, net	24,958	5,898	10,744	—	41,600
Prepaid expenses and other current assets	3,440	575	2,149	—	6,164
Income taxes receivable	669	—	—	—	669
Deferred income taxes	1,321	220	239	—	1,780
Property and equipment, net	7,998	1,620	4,418	—	14,036
Investment in subsidiaries	193,769	—	—	(193,769)	—
Intercompany balances	104,903	(6,353)	(98,550)	—	—
Deferred income taxes, long-term	—	—	499	—	499
Goodwill, intangible and other assets, net	754,745	60,997	286,096	—	1,101,838

Total assets	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

Current portion of long-term debt	$3,725	$—	$545	$—	$4,270
Accounts payable	1,935	1,043	1,826	—	4,804
Accrued expenses	23,733	3,813	6,155	—	33,701
Income taxes payable	739	(63)	27	—	703
Deferred maintenance and other revenue	29,308	2,888	8,204	—	40,400
Long-term debt, net of current portion	351,624	—	41,365	—	392,989
Other long-term liabilities	3,482	384	6,898	—	10,764
Deferred income taxes, long-term	37,496	3,265	11,262	—	52,023

Total liabilities	452,042	11,330	76,282	—	539,654

Stockholder’s equity	645,987	52,714	141,055	(193,769)	645,987

Total liabilities and stockholder’s equity	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$10,329	$5,180	$13,790	$—	$29,299
Accounts receivable, net	19,945	6,397	11,976	—	38,318
Prepaid expenses and other current assets	1,342	530	2,455	—	4,327
Deferred income taxes	673	92	340	2,672	3,777
Property and equipment, net	8,574	1,007	4,449	—	14,030
Investment in subsidiaries	126,555	—	—	(126,555)	—
Intercompany balances	134,025	(20,441)	(113,584)	—	—
Deferred income taxes, long-term	—	606	489	(1,095)	—
Goodwill, intangible and other assets, net	747,894	35,702	254,006	—	1,037,602

Total assets	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

Current portion of long-term debt	$1,724	$—	$377	$—	$2,101
Accounts payable	448	132	1,241	—	1,821
Accrued expenses	18,141	1,472	5,609	—	25,222
Deferred income taxes	—	125	—	(125)	—
Income taxes payable	1,102	2	3,794	—	4,898
Deferred maintenance and other revenue	20,643	2,788	7,413	—	30,844
Long-term debt, net of current portion	370,551	—	36,074	—	406,625
Other long-term liabilities	6,288	—	5,697	—	11,977
Deferred income taxes, long-term	43,195	—	11,715	1,702	56,612

Total liabilities	462,084	4,519	71,920	1,577	540,100

Stockholder’s equity	587,253	24,554	102,001	(126,555)	587,253

Total liabilities and stockholder’s equity	$1,049,337	$29,073	$173,921	$(124,978)	$1,127,353

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$119,150	$72,564	$80,793	$(1,592)	$270,915
Cost of revenues	64,330	44,383	30,619	(1,592)	137,740

Gross profit	54,820	28,181	50,174	—	133,175
Operating expenses:
Selling & marketing	12,212	2,690	5,460	—	20,362
Research & development	15,426	3,505	7,582	—	26,513
General & administrative	14,310	913	3,974	—	19,197

Total operating expenses	41,948	7,108	17,016	—	66,072

Operating income	12,872	21,073	33,158	—	67,103
Interest expense, net	(25,204)	—	(11,659)	—	(36,863)
Other income (expense), net	1,585	(577)	(2,426)	—	(1,418)

(Loss) income before income taxes	(10,747)	20,496	19,073	—	28,822
(Benefit) provision for income taxes	(637)	3,850	6,591	—	9,804
Equity in net income of subsidiaries	29,128	—	—	(29,128)	—

Net income	$19,018	$16,646	$12,482	$(29,128)	$19,018

	For the Year Ended December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$115,501	$78,577	$87,514	$(1,586)	$280,006
Cost of revenues	65,069	44,268	34,682	(1,586)	142,433

Gross profit	50,432	34,309	52,832	—	137,573
Operating expenses:
Selling & marketing	12,085	1,799	5,682	—	19,566
Research & development	14,237	4,163	8,404	—	26,804
General & administrative	18,995	1,318	5,807	—	26,120

Total operating expenses	45,317	7,280	19,893	—	72,490

Operating income	5,115	27,029	32,939	—	65,083
Interest expense, net	(26,117)	(3)	(15,010)	—	(41,130)
Other income, net	541	106	1,347	—	1,994

(Loss) income before income taxes	(20,461)	27,132	19,276	—	25,947
(Benefit) provision for income taxes	(4,905)	5,657	6,394	—	7,146
Equity in net income of subsidiaries	34,357	—	—	(34,357)	—

Net income	$18,801	$21,475	$12,882	$(34,357)	$18,801

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$101,686	$66,431	$81,566	$(1,515)	$248,168
Cost of revenues	58,086	41,399	30,912	(1,515)	128,882

Gross profit	43,600	25,032	50,654	—	119,286
Operating expenses:
Selling & marketing	12,471	1,717	5,513	—	19,701
Research & development	14,747	3,360	8,175	—	26,282
General & administrative	18,424	1,024	5,125	—	24,573

Total operating expenses	45,642	6,101	18,813	—	70,556

Operating (loss) income	(2,042)	18,931	31,841	—	48,730
Interest expense, net	(27,754)	10	(16,780)	—	(44,524)
Other income, net	(422)	(139)	2,472	—	1,911

Income (loss) before income taxes	(30,218)	18,802	17,533	—	6,117
(Benefit) provision for income taxes	(7,778)	3,695	3,625	—	(458)
Equity in net income of subsidiaries	29,015	—	—	(29,015)	—

Net income	$6,575	$15,107	$13,908	$(29,015)	$6,575

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$19,018	$16,646	$12,482	$(29,128)	$19,018
Non-cash adjustments	(4,235)	3,406	7,007	29,128	35,306
Changes in operating assets and liabilities	3,381	1,747	400	—	5,528

Net cash provided by operating activities	18,164	21,799	19,889	—	59,852

Cash Flow from Investment Activities:
Intercompany transactions	26,245	(6,246)	(19,999)	—	—
Cash paid for businesses acquired, net of cash acquired	(29,178)	(19,561)	(2,738)	—	(51,477)
Additions to property and equipment and software	(1,636)	(85)	(838)	—	(2,559)
Additions to capitalized software	(101)	—	—	—	(101)
Proceeds from sale of property and equipment	—	—	3	—	3

Net cash used in investing activities	(4,670)	(25,892)	(23,572)	—	(54,134)

Cash Flow from Financing Activities:
Net repayments of debt	(17,380)	—	(299)	—	(17,679)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(217)	—	—	—	(217)

Net cash used in financing activities	(17,597)	—	(299)	—	(17,896)

Effect of exchange rate changes on cash	—	—	1,934	—	1,934

Net decrease in cash and cash equivalents	(4,103)	(4,093)	(2,048)	—	(10,244)
Cash and cash equivalents, beginning of period	10,329	5,180	13,790	—	29,299

Cash and cash equivalents, end of period	$6,226	$1,087	$11,742	$—	$19,055

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$18,801	21,475	$12,882	$(34,357)	$18,801
Non-cash adjustments	(6,424)	3,320	9,032	34,357	40,285
Changes in operating assets and liabilities	3,305	(1,200)	464	—	2,569

Net cash provided by operating activities	15,682	23,595	22,378	—	61,655

Cash Flow from Investment Activities:
Intercompany transactions	(1,011)	(1,771)	2,782	—	—
Cash paid for businesses acquired, net of cash acquired	—	(17,864)	—	—	(17,864)
Additions to property and equipment	(2,662)	(764)	(3,320)	—	(6,746)
Proceeds from sale of property and equipment	2	—	—	—	2

Net cash used in investing activities	(3,671)	(20,399)	(538)	—	(24,608)

Cash Flow from Financing Activities:
Net repayments of debt	(10,755)	—	(14,819)	—	(25,574)
Transactions involving SS&C Technologies Holdings, Inc. common stock	42	—	—	—	42

Net cash used in financing activities	(10,713)	—	(14,819)	—	(25,532)

Effect of exchange rate changes on cash	—	—	(1,391)	—	(1,391)

Net increase in cash and cash equivalents	1,298	3,196	5,630	—	10,124
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$10,329	$5,180	$13,790	$—	$29,299

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$6,575	$15,107	$13,908	$(29,015)	$6,575
Non-cash adjustments	2,766	1,993	8,314	29,015	42,088
Changes in operating assets and liabilities	8,402	(1,911)	1,903	—	8,394

Net cash provided by operating activities	17,743	15,189	24,125	—	57,057

Cash Flow from Investment Activities:
Intercompany transactions	17,092	(10,152)	(6,940)	—	—
Cash paid for businesses acquired, net of cash acquired	—	(5,127)	(3)	—	(5,130)
Additions to property and equipment and software	(5,977)	(243)	(1,497)	—	(7,717)
Proceeds from sale of property and equipment	7	—	1	—	8

Net cash provided by (used in) investing activities	11,122	(15,522)	(8,439)	—	(12,839)

Cash Flow from Financing Activities:
Net repayments of debt	(22,969)	—	(14,519)	—	(37,488)
Transactions involving SS&C Technologies Holdings, Inc. common stock	80	—	—	—	80

Net cash used in financing activities	(22,889)	—	(14,519)	—	(37,408)

Effect of exchange rate changes on cash	—	—	647	—	647

Net increase (decrease) in cash and cash equivalents	5,976	(333)	1,814	—	7,457
Cash and cash equivalents, beginning of period	3,055	2,317	6,346	—	11,718

Cash and cash equivalents, end of period	$9,031	$1,984	$8,160	$—	$19,175

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2	.1†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
2	.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)
2	.3†	Asset Purchase Agreement, dated September 30, 2008, by and among SS&C Technologies New Jersey, Inc., Micro Design Services, LLC and, for the limited purposes stated therein, Roman J. Szymansky and Xavier F. Gonzalez is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2008 (File No. 333-135139)
3.1		Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)
3.2		Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Form S-4
4.1		Indenture, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, the Guarantors named on the signature pages thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, including the form of 11 3/4% Senior Subordinated Note due 2013, is incorporated herein by reference to Exhibit 4.1 to the Form S-4
4.2		First Supplemental Indenture, dated as of April 27, 2006, among Cogent Management Inc., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 4.2 to the Form S-4
4.3		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.3 to the Form S-4
4.4		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.4 to the Form S-4
4.5		Registration Rights Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant and the Guarantors named therein, as Issuers, and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Initial Purchasers, is incorporated herein by reference to Exhibit 4.5 to the Form S-4
4.6		Purchase Agreement, dated as of November 17, 2005, between Sunshine Acquisition II, Inc. and the Initial Purchasers named in Schedule I thereto is incorporated herein by reference to Exhibit 4.6 to the Form S-4
4.7		Joinder Agreement, dated as of November 23, 2005, executed by the Registrant, Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.7 to the Form S-4
4.8		Joinder Agreement, dated as of April 27, 2006, executed by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.8 to the Form S-4
4.9		Second Supplemental Indenture, dated as of September 1, 2009, among SS&C Technologies Connecticut, LLC, the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2009 (File No. 000-28430) (the “September 4, 2009 8-K”)
4.10		Third Supplemental Indenture, dated as of December 22, 2009, among TheNextRound, Inc., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2009 (File No. 000-28430) (the “December 23, 2009 8-K”)
4.11		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.4 to the September 4, 2009 8-K

Exhibit
Number		Description of Exhibit

4.12		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by TheNextRound, Inc. is incorporated herein by reference to Exhibit 10.3 to the December 23, 2009 8-K
4.13		Joinder Agreement, dated as of September 1, 2009, executed by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.5 to the September 4, 2009 8-K
4.14		Joinder Agreement, dated as of December 22, 2009, executed by TheNextRound, Inc. is incorporated herein by reference to Exhibit 10.4 to the December 23, 2009 8-K
10.1		Credit Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, SS&C Technologies Canada Corp., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, is incorporated herein by reference to Exhibit 10.1 to the Form S-4
10.2		Guarantee and Collateral Agreement, dated as of November 23, 2005, made by Sunshine Acquisition Corporation, Sunshine Acquisition II, Inc., the Registrant and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Form S-4
10.3		CDN Guarantee and Collateral Agreement, dated as of November 23, 2005, made by SS&C Technologies Canada Corp. and 3105198 Nova Scotia Company in favor of JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Form S-4
10.4		Assumption Agreement, dated as of April 27, 2006, made by Cogent Management Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.4 to the Form S-4
10	.5*	Stockholders Agreement of Sunshine Acquisition Corporation, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-4
10.6		Registration Rights Agreement, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4
10	.7*	Form of Service Provider Stockholders Agreement of Sunshine Acquisition Corporation by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4
10.8		Management Agreement, dated as of November 23, 2005, between Sunshine Acquisition Corporation, William C. Stone and TC Group, L.L.C. is incorporated herein by reference to Exhibit 10.8 to the Form S-4
10.9		SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., Sunshine Acquisition Corporation and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Form S-4
10	.10*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4
10	.11*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4
10	.12*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4
10	.13*	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 333-135139) (the “August 15, 2006 8-K”)

Exhibit
Number		Description of Exhibit

10	.14*††	Form of Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 333-135139)
10	.15*	Form of Dividend Equivalent Agreement is incorporated herein by reference to Exhibit 10.3 to the August 15, 2006 8-K
10	.16*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10	.17*	Employment Agreement, dated as of November 23, 2005, by and between William C. Stone and Sunshine Acquisition Corporation is incorporated herein by reference to Exhibit 10.13 to the Form S-4
10.18		Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)
10.19		Second Amendment to Lease, dated as of April 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)
10.20		Third Amendment to Lease, effective as of July 1, 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K
10.21		Fourth Amendment to Lease, effective as of June 7, 2005, between the Registrant and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)
10.22		Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q
10.23		First Amendment, dated as of March 6, 2007, to the Credit Agreement, dated as of November 23, 2005, among the Registrant, SS&C Technologies Canada Corp., as CDN Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as lenders, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current on Form 8-K, filed on March 9, 2007 (File No. 333-135139)
10.24		Fifth Amendment to Lease, dated as of November 1, 2006, by and between the Registrant and New Boston Limited Partnership is incorporated herein by reference to Exhibit 10.25 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “Form S-1”)
10	.25*	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the Form S-1
10	.26*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.27 to the Form S-1
10	.27*	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Form S-1
10	.28*	Amendment No. 1, dated April 22, 2008, to the Service Provider Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. is incorporated herein by reference to Exhibit 10.29 to the Form S-1
10.29		Amendment No. 1, dated April 22, 2008, to the Management Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., William C. Stone and TC Group, L.L.C. is incorporated herein by reference to Exhibit 10.30 to the Form S-1
10.30		Assumption Agreement, dated as of August 31, 2009, made by SS&C Technologies Connecticut, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the September 4, 2009 8-K

Exhibit
Number		Description of Exhibit

10.31		Assumption Agreement, dated as of December 22, 2009, made by TheNextRound, Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the December 23, 2009 8-K
10.32		Acknowledgment and Confirmation Agreement, dated as of August 31, 2009, among SS&C Technologies Canada Corp., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, is incorporated herein by reference to Exhibit 10.2 to the September 4, 2009 8-K
10	.33*	Amended and Restated Stock Option Agreement, dated February 16, 2010, between SS&C Technologies Holdings, Inc. and William C. Stone
12		Statement of Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
31.1		Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

††	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.