Form 10-Q
period 2010-03-31
SS&C TECHNOLOGIES INC
filed 2010-05-14
CIK 1011661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,000 shares of the registrant’s common stock outstanding as of May 13, 2010.

SS&C TECHNOLOGIES, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$21,189	$19,055
Accounts receivable, net of allowance for doubtful accounts of $1,428 and $1,425, respectively	44,367	41,600
Prepaid expenses and other current assets	6,057	6,164
Income taxes receivable	6,539	669
Deferred income taxes	1,773	1,780

Total current assets	79,925	69,268

Property and equipment:
Leasehold improvements	5,413	5,358
Equipment, furniture, and fixtures	27,187	25,915

	32,600	31,273
Less accumulated depreciation	(18,893)	(17,237)

Net property and equipment	13,707	14,036

Deferred income taxes	331	499
Goodwill (Note 9)	900,021	885,517
Intangible and other assets, net of accumulated amortization of $126,139 and $116,670, respectively	211,117	216,321

Total assets	$1,205,101	$1,185,641

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$2,138	$4,270
Accounts payable	3,867	4,804
Income taxes payable	767	703
Accrued employee compensation and benefits	5,096	14,693
Other accrued expenses	13,815	16,938
Interest payable	8,029	2,070
Deferred maintenance and other revenue	50,126	40,400

Total current liabilities	83,838	83,878

Long-term debt, net of current portion (Note 5)	394,026	392,989
Other long-term liabilities	9,899	10,764
Deferred income taxes	50,253	52,023

Total liabilities	538,016	539,654

Commitments and contingencies (Note 7)

Stockholder’s equity (Note 3 and 4):
Common stock	—	—
Additional paid-in capital	586,392	583,251
Accumulated other comprehensive income	25,372	16,436
Retained earnings	55,321	46,300

Total stockholder’s equity	667,085	645,987

Total liabilities and stockholder’s equity	$1,205,101	$1,185,641

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Software licenses	$5,589	$5,820
Maintenance	18,019	15,540
Professional services	5,389	5,196
Software-enabled services	49,177	37,166

Total revenues	78,174	63,722

Cost of revenues:
Software licenses	1,928	2,048
Maintenance	7,997	6,474
Professional services	3,358	3,977
Software-enabled services	25,879	20,573

Total cost of revenues	39,162	33,072

Gross profit	39,012	30,650

Operating expenses:
Selling and marketing	6,152	5,228
Research and development	7,759	5,867
General and administrative	5,680	5,082

Total operating expenses	19,591	16,177

Operating income	19,421	14,473

Interest expense, net	(9,017)	(9,350)
Other (expense) income, net	(115)	557

Income before income taxes	10,289	5,680
Provision for income taxes	1,268	1,782

Net income	$9,021	$3,898

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flow from operating activities:
Net income	$9,021	$3,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,113	8,573
Amortization of loan origination costs	584	570
(Gain) loss on sale or disposition of property and equipment	(2)	2
Deferred income taxes	(2,359)	(2,089)
Stock-based compensation expense	1,350	1,269
Provision for doubtful accounts	146	349
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,178)	(4,223)
Prepaid expenses and other assets	193	208
Accounts payable	(966)	45
Accrued expenses and other liabilities	(7,156)	(3,369)
Income taxes receivable and payable	(2,989)	(3,869)
Deferred maintenance and other revenues	8,785	9,668

Net cash provided by operating activities	15,542	11,032

Cash flow from investing activities:
Additions to property and equipment	(998)	(102)
Proceeds from sale of property and equipment	52	—
Cash paid for business acquisitions, net of cash acquired	(11,372)	(3,550)
Additions to capitalized software and other intangibles	(51)	—

Net cash used in investing activities	(12,369)	(3,652)

Cash flow from financing activities:
Repayment of debt	(2,659)	(531)
Transactions involving SS&C Holdings common stock	(216)	(123)
Income tax benefit related to exercise of stock options	2,009	—

Net cash used in financing activities	(866)	(654)

Effect of exchange rate changes on cash and cash equivalents	(173)	(488)

Net increase in cash and cash equivalents	2,134	6,238
Cash and cash equivalents, beginning of period	19,055	29,299

Cash and cash equivalents, end of period	$21,189	$35,537

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in SS&C Technologies, Inc.’s (the “Company’s” or “SS&C’s”) Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to state fairly its financial position as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009. These statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2009 which were included in the Company’s Annual Report on Form 10-K. The December 31, 2009 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles for annual financial statements. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the expected results for the full year. The results of operations for the three months ended March 31, 2010 include an adjustment of $0.3 million to reduce income tax expense related to tax attributes of prior periods.
2. The Transaction
SS&C was acquired on November 23, 2005 through a merger transaction with SS&C Technologies Holdings, Inc. (“Holdings”), a Delaware corporation formed by investment funds associated with The Carlyle Group and formerly known as Sunshine Acquisition Corporation. The acquisition was accomplished through the merger of Sunshine Merger Corporation into the Company, with the Company being the surviving company and a wholly-owned subsidiary of Holdings (the “Transaction”).
3. Equity and Stock-based Compensation
In March 2010, the Board of Directors of Holdings approved an 8.5-for-1 stock split of the common stock of Holdings to be effected in the form of a stock dividend, effective as of March 10, 2010, and an increase in authorized shares to 100,000,000 shares of Holdings’ common stock and 5,000,000 shares of Holdings’ Class A non-voting common stock. All share data as it relates to this Form 10-Q has been retroactively revised to reflect the stock split and increase in authorized shares.
In February 2010, the Board of Directors of Holdings amended the 2006 equity incentive plan to provide for the conversion of the outstanding superior options granted under the plan into performance-based options that vest based on EBITDA performance in 2010 and 2011. This amendment affects 1,680,868 outstanding options. Options to purchase the common stock of Holdings are granted to employees of the Company and result in stock-based compensation expense being recorded by the Company in accordance with relevant accounting literature.
In February 2010, the Board of Directors of Holdings established the Company’s annual EBITDA target range for 2010. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2010 EBITDA target range to be $6.90. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 43.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.
During the three months ended March 31, 2010, the Company recorded total stock-based compensation expense of $1.3 million, of which $1.1 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 will meet or exceed the high range of the targeted range. The annual EBITDA target for 2011 will be determined by the Board of Directors of Holdings at the beginning of 2011. Time-based options represented the remaining $0.2 million of compensation expense recorded during the three months ended March 31, 2010.

During the three months ended March 31, 2009, the Company recorded total stock-based compensation expense of $1.3 million, of which $0.1 million related to the performance-based options that were immediately vested by the Board of Directors of Holdings and $0.3 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 would fall within the targeted range. Time-based options represented the remaining $0.9 million of compensation expense recorded during the three months ended March 31, 2009.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
Statements of operations classification
Cost of maintenance	$27	$25
Cost of professional services	46	47
Cost of software-enabled services	267	253

Total cost of revenues	340	325

Selling and marketing	208	237
Research and development	132	134
General and administrative	670	573

Total operating expenses	1,010	944

Total stock-based compensation expense	$1,350	$1,269

A summary of stock option activity as of and for the three months ended March 31, 2010 is as follows:

Shares of Holdings
Underlying
Options
Outstanding at January 1, 2010	12,737,559
Granted	2,019,685
Cancelled/forfeited	(25,576)
Exercised	(857,512)

Outstanding at March 31, 2010	13,874,156

4. Comprehensive Income (Loss)
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
The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$9,021	$3,898
Foreign currency translation gains (losses)	8,442	(7,105)
Unrealized gains on interest rate swaps, net of tax	494	351

Total comprehensive gain (loss)	$17,957	$(2,856)

5. Debt
At March 31, 2010 and December 31, 2009, debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Senior credit facility, revolving portion	$—	$2,000
Senior credit facility, term loan portion, weighted-average interest rate of 2.45% and 2.39%, respectively	190,989	190,032
11 3/4% senior subordinated notes due 2013	205,000	205,000
Capital leases	175	227

	396,164	397,259
Short-term borrowings and current portion of long-term debt	(2,138)	(4,270)

Long-term debt	$394,026	$392,989

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three months ended March 31, 2010 and 2009.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $217.6 million and $217.3 million at March 31, 2010 and December 31, 2009, respectively. The carrying value of the Company’s senior credit facility approximates its fair value given the variable rate nature of the debt.
6. Derivatives and Hedging Activities
The Company uses interest rate swap agreements to manage the floating rate portion of its debt portfolio and follows the provisions of the accounting standards for derivative instruments and hedging activities, which requires that all derivative instruments be recorded on the balance sheet at fair value.
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest rate swaps	$1,132	$839
Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). For the three months ended March 31, 2010 and 2009, the change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Amount of gain recognized in AOCI, net of tax	$494	$351
The market value of the swaps recorded in AOCI may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity. As of March 31, 2010, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100 million, which expires on December 31, 2010.
The Company follows the provisions of the accounting standard for fair value measurements with respect to the valuation of its interest rate swap agreements. The fair value measurement standard clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements.

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
The Company determines the fair value of its interest rate swaps based on the amount at which each could be settled, which is referred to as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2. The fair value of the Company’s remaining interest rate swap was a liability of $3.3 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively, which are included in other accrued expenses in the accompanying condensed consolidated financial statements.
As of March 31, 2010 and December 31, 2009, the Company’s contingent consideration liability associated with TheNextRound, Inc. (“TNR”) of $1.0 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of TNR through May 2011.
7. Commitments and Contingencies
From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.
8. Acquisitions
On February 3, 2010, the Company purchased substantially all of the assets and related business associated with the Geller Investment Partnership Services (“GIPS”) division of Geller & Company LLC for approximately $12.2 million in cash, plus the assumption of certain liabilities. GIPS provides accounting and reporting, performance, tax, administrative and investor services for private equity funds, funds of hedge funds and limited partners that invest in alternatives.
The net assets and results of operations of GIPS have been included in the Company’s consolidated financial statements from February 4, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of customer relationships and contracts, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The contractual relationships are amortized over approximately six years, the estimated life of the asset. A portion of the purchase price is attributed to the settlement of a $1.0 million liability associated with the Company’s acquisition of TNR. The remainder of the purchase price was allocated to goodwill.
The following summarizes the preliminary allocation of the purchase price, net of the $1.0 million described above, for the acquisition of GIPS (in thousands):

Accounts receivable	$1,680
Tangible assets acquired, net of cash received	32
Acquired customer relationships and contracts	2,500
Goodwill	8,404
Deferred revenue	(1,126)
Other liabilities assumed	(118)

Consideration paid, net of cash received	$11,372

The Company reported revenues of $1.1 million from GIPS from the acquisition date through March 31, 2010. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of Evare, LLC (“Evare”), Unisys Corporation’s MAXIMIS software (“MAXIMIS”), TNR, Tradeware Global Corp (“Tradeware”), and GIPS occurred on January 1, 2009. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2010	2009
Revenues	$78,830	$75,492
Net income	$9,097	$4,444
9. Goodwill
The change in carrying value of goodwill for the three months ended March 31, 2010 was as follows (in thousands):

Balance at December 31, 2009	$885,517
2010 acquisitions	8,404
Income tax benefit on rollover options exercised	(2,753)
Effect of foreign currency translation	8,853

Balance at March 31, 2010	$900,021

10. Product and Geographic Sales Information
The Company operates in one reportable segment. The Company attributes net sales to an individual country based upon location of the customer. The Company manages its business primarily on a geographic basis. The Company’s geographic regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
Revenues by geography were (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$52,116	$40,930
Canada	11,685	9,716
Americas excluding United States and Canada	1,001	2,278
Europe	11,397	9,472
Asia Pacific and Japan	1,975	1,326

	$78,174	$63,722

Revenues by product group were (in thousands):

	Three Months Ended March 31,
	2010	2009
Portfolio management/accounting	$62,225	$51,390
Trading/treasury operations	9,920	6,118
Financial modeling	2,346	2,099
Loan management/accounting	949	1,268
Property management	1,190	1,269
Money market processing	906	833
Training	638	745

	$78,174	$63,722

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
Condensed consolidating financial information as of March 31, 2010 and December 31, 2009 and the three months ended March 31, 2010 and 2009 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At March 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$5,457	$3,805	$11,927	$—	$21,189
Accounts receivable, net	25,762	5,935	12,670	—	44,367
Income taxes receivable	6,539	—	—	—	6,539
Prepaid expenses and other current assets	2,544	686	2,827	—	6,057
Deferred income taxes	1,304	220	249	—	1,773
Property and equipment, net	8,025	1,455	4,227	—	13,707
Investment in subsidiaries	204,286	—	—	(204,286)	—
Intercompany balances	105,928	(5,270)	(100,658)	—	—
Deferred taxes, long-term	—	—	331	—	331
Goodwill, intangible and other assets, net	756,618	59,996	294,524	—	1,111,138

Total assets	$1,116,463	$66,827	$226,097	$(204,286)	$1,205,101

Current portion of long-term debt	$1,686	$—	$452	$—	$2,138
Accounts payable	2,324	432	1,111	—	3,867
Accrued expenses and other liabilities	20,309	2,004	4,627	—	26,940
Income taxes payable	—	1,127	(360)	—	767
Deferred maintenance and other revenue	34,150	5,602	10,374	—	50,126
Long-term debt, net of current portion	351,226	—	42,800	—	394,026
Other long-term liabilities	2,720	332	6,847	—	9,899
Deferred income taxes, long-term	36,963	2,997	10,293	—	50,253

Total liabilities	449,378	12,494	76,144	—	538,016

Stockholder’s equity	667,085	54,333	149,953	(204,286)	667,085

Total liabilities and stockholder’s equity	$1,116,463	$66,827	$226,097	$(204,286)	$1,205,101

	At December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$6,226	$1,087	$11,742	$—	$19,055
Accounts receivable, net	24,958	5,898	10,744	—	41,600
Prepaid expenses and other current assets	3,440	575	2,149	—	6,164
Income taxes receivable	669	—	—	—	669
Deferred income taxes	1,321	220	239	—	1,780
Property and equipment, net	7,998	1,620	4,418	—	14,036
Investment in subsidiaries	193,769	—	—	(193,769)	—
Intercompany balances	104,903	(6,353)	(98,550)	—	—
Deferred income taxes, long-term	—	—	499	—	499
Goodwill, intangible and other assets, net	754,745	60,997	286,096	—	1,101,838

Total assets	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

Current portion of long-term debt	$3,725	$—	$545	$—	$4,270
Accounts payable	1,935	1,043	1,826	—	4,804
Accrued expenses	23,733	3,813	6,155	—	33,701
Income taxes payable	739	(63)	27	—	703
Deferred maintenance and other revenue	29,308	2,888	8,204	—	40,400
Long-term debt, net of current portion	351,624	—	41,365	—	392,989
Other long-term liabilities	3,482	384	6,898	—	10,764
Deferred income taxes, long-term	37,496	3,265	11,262	—	52,023

Total liabilities	452,042	11,330	76,282	—	539,654

Stockholder’s equity	645,987	52,714	141,055	(193,769)	645,987

Total liabilities and stockholder’s equity	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

	For the three months ended March 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$34,901	$22,245	$21,388	$(360)	$78,174
Cost of revenue	18,564	13,044	7,914	(360)	39,162

Gross profit	16,337	9,201	13,474	—	39,012
Operating expenses:
Selling & marketing	3,489	1,117	1,546	—	6,152
Research & development	4,107	1,606	2,046	—	7,759
General & administrative	4,002	546	1,132	—	5,680

Total operating expenses	11,598	3,269	4,724	—	19,591

Operating income	4,739	5,932	8,750	—	19,421
Interest expense, net	(6,371)	—	(2,646)	—	(9,017)
Other income (expense), net	329	(38)	(406)	—	(115)

(Loss) income before income taxes	(1,303)	5,894	5,698	—	10,289
(Benefit) provision for income taxes	(570)	1,128	710	—	1,268
Equity in net income of subsidiaries	9,754	—	—	(9,754)	—

Net income	$9,021	$4,766	$4,988	$(9,754)	$9,021

	For the three months ended March 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$26,511	$18,644	$19,033	$(466)	$63,722
Cost of revenue	14,481	11,289	7,768	(466)	33,072

Gross profit	12,030	7,355	11,265	—	30,650
Operating expenses:
Selling & marketing	2,939	990	1,299	—	5,228
Research & development	3,263	802	1,802	—	5,867
General & administrative	3,661	221	1,200	—	5,082

Total operating expenses	9,863	2,013	4,301	—	16,177

Operating income	2,167	5,342	6,964	—	14,473
Interest expense, net	(6,420)	—	(2,930)	—	(9,350)
Other income (expense), net	451	(30)	136	—	557

(Loss) income before income taxes	(3,802)	5,312	4,170	—	5,680
(Benefit) provision for income taxes	(694)	962	1,514	—	1,782
Equity in net income of subsidiaries	7,006	—	—	(7,006)	—

Net income	$3,898	$4,350	$2,656	$(7,006)	$3,898

	For the three months ended March 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$9,021	$4,766	$4,988	$(9,754)	$9,021
Non-cash adjustments	(2,194)	1,088	1,184	9,754	9,832
Changes in operating assets and liabilities	(1,644)	1,276	(2,943)	—	(3,311)

Net cash provided by operating activities	5,183	7,130	3,229	—	15,542

Cash Flow from Investment Activities:
Intercompany transactions	6,890	(4,304)	(2,586)	—	—
Cash paid for business acquisitions, net	(11,372)	—	—	—	(11,372)
Proceeds from sale of property and equipment	52	—	—	—	52
Additions to capitalized software and other intangibles	(51)	—	—	—	(51)
Additions to property and equipment	(827)	(108)	(63)	—	(998)

Net cash provided by (used in) investing activities	(5,308)	(4,412)	(2,649)	—	(12,369)

Cash Flow from Financing Activities:
Net repayments of debt	(2,437)	—	(222)	—	(2,659)
Transactions involving SS&C Holdings common stock	(216)				(216)
Income tax benefit related to exercise of stock options	2,009	—	—	—	2,009

Net cash used in financing activities	(644)	—	(222)	—	(866)

Effect of exchange rate changes on cash	—	—	(173)	—	(173)

Net increase (decrease) in cash and cash equivalents	(769)	2,718	185	—	2,134
Cash and cash equivalents, beginning of period	6,226	1,087	11,742	—	19,055

Cash and cash equivalents, end of period	$5,457	$3,805	$11,927	$—	$21,189

	For the three months ended March 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$3,898	$4,350	$2,656	$(7,006)	$3,898
Non-cash adjustments	(1,366)	827	2,207	7,006	8,674
Changes in operating assets and liabilities	3,274	(430)	(4,384)	—	(1,540)

Net cash provided by operating activities	5,806	4,747	479	—	11,032

Cash Flow from Investment Activities:
Intercompany transactions	4,734	(4,879)	145	—	—
Cash paid for business acquisitions, net	(3,514)	(36)	—	—	(3,550)
Additions to property and equipment	(24)	(6)	(72)	—	(102)

Net cash provided by (used in) investing activities	1,196	(4,921)	73	—	(3,652)

Cash Flow from Financing Activities:
Net repayments of debt	(440)	—	(91)	—	(531)
Transactions involving SS&C Holdings common stock	(123)	—	—	—	(123)

Net cash used in financing activities	(563)	—	(91)	—	(654)

Effect of exchange rate changes on cash	—	—	(488)	—	(488)

Net increase (decrease) in cash and cash equivalents	6,439	(174)	(27)	—	6,238
Cash and cash equivalents, beginning of period	10,329	5,180	13,790	—	29,299

Cash and cash equivalents, end of period	$16,768	$5,006	$13,763	$—	$35,537

12. Subsequent Events
On March 31, 2010, Holdings announced the initial public offering (“IPO”) of its common stock at an offering price of $15.00 per share. The IPO included 8,225,000 newly issued shares of common stock sold by Holdings and 2,500,000 existing shares of Holdings’ common stock sold by selling stockholders. On April 9, 2010, Holdings announced that the underwriters of the IPO exercised their option to purchase an additional 1,608,750 shares of Holdings’ common stock to cover over-allotments. In April 2010, the Company received total net proceeds from the offering, including the over-allotment, of approximately $134.8 million, none of which relates to proceeds from the sale of shares by the selling stockholders or the aggregate exercise price of stock options exercised by selling stockholders.
In April 2010, the Company issued a notice of redemption for $71.75 million in principal amount of its outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, May 24, 2010.
13. Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and the Company adopted these new requirements upon issuance of this guidance.
In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. It also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, the guidance clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. The Company adopted the new disclosure requirements effective January 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies are described in our Annual Report on Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-Based Compensation
Results of Operations for the Three Months Ended March 31, 2010 and 2009
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three months ended March 31,		Percentage
	2010	2009	Change
Revenues:
Software licenses	$5,589	$5,820	-4%
Maintenance	18,019	15,540	16%
Professional services	5,389	5,196	4%
Software-enabled services	49,177	37,166	32%

Total revenues	$78,174	$63,722	23%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended March 31,
	2010	2009
Revenues:
Software licenses	7%	9%
Maintenance	23%	25%
Professional services	7%	8%
Software-enabled services	63%	58%

Total revenues	100%	100%

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
Revenues for the three months ended March 31, 2010 were $78.2 million compared to $63.7 million for the same period in 2009. The revenue increase of $14.5 million, or 23%, was primarily a result of revenues from products and services that we acquired through our acquisitions of Evare in March 2009, MAXIMIS in May 2009, TNR in November 2009, Tradeware in December 2009, and GIPS in February 2010, which added $10.9 million in revenues in the aggregate and a $1.0 million increase in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. The favorable impact from foreign currency translation accounted for $2.6 million of the increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro.
Software Licenses. Software license revenues were $5.6 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in software license revenues of $0.2 million was primarily due to a decrease of $0.9 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $0.6 million, and a favorable impact from foreign currency translation of $0.1 million. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended March 31, 2010, the average size and number of perpetual license transactions was consistent with those for the three months ended March 31, 2009, while revenues from term licenses decreased from the prior year period. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $18.0 million and $15.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in maintenance revenues of $2.5 million, or 16%, was primarily due to revenue from acquisitions, which contributed $2.7 million in the aggregate, and a favorable impact from foreign currency translation of $0.3 million. These increases were partially offset by decreases in organic maintenance revenues of $0.5 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.4 million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $0.2 million was primarily due to revenues from acquisitions, which contributed $0.8 million in the aggregate, and a favorable impact from foreign currency translation of $0.2 million, partially offset by a decrease of $0.8 million in organic professional services revenues. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $49.2 million and $37.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in software-enabled services revenues of $12.0 million, or 32%, was primarily due to revenue from acquisitions, which contributed $6.7 million, an increase of $3.3 million in organic software-enabled services revenues and a favorable impact from foreign currency translation of $2.0 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.
Cost of Revenues
The total cost of revenues was $39.2 million and $33.1 million for the three months ended March 31, 2010 and 2009, respectively. The gross margin was 50% for the three months ended March 31, 2010 compared to 48% for the comparable period in 2009. Our costs of revenues increased by $6.1 million, or 18%, primarily as a result of acquisitions, which added costs of revenues of $5.4 million and an increase in costs of $1.3 million related to foreign currency translation, partially offset by a reduction of $0.6 million in costs to support organic revenue growth.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.9 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.2 million in amortization expense under the percent of cash flows method, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction, partially offset by amortization expense of $0.1 million related to acquisitions. Cost of software license revenues as a percentage of such revenues was 34% and 35% for the 2010 and 2009 periods, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.0 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cost of maintenance revenues of $1.5 million, or 24%, was primarily due to acquisitions, which added $1.2 million in costs, an increase in costs of $0.2 million related to foreign currency translation, and an additional amortization expense of $0.2 million as a result of increasing cash flows. These increases were partially offset by a decrease in other costs to support organic maintenance revenues of $0.1 million. Cost of maintenance revenues as a percentage of these revenues was 44% for the three months ended March 31, 2010 compared to 42% for the three months ended March 31, 2009.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.4 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in costs of professional services revenues of $0.6 million, or 16%, was primarily related to a reduction of $1.3 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $0.5 million in costs, and an increase in costs of $0.2 million related to foreign currency translation. Cost of professional services revenues as a percentage of these revenues was 62% for the three months ended March 31, 2010 compared to 77% for the three months ended March 31, 2009.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $25.9 million and $20.6 million for the three months ended March 31, 2010 and 2009, respectively. The increase in costs of software-enabled services revenues of $5.3 million, or 26%, was primarily related to our acquisitions, which added $3.6 million in costs, an increase in costs of $0.9 million related to foreign currency translation and an increase of $0.8 million in costs to support the growth of organic software-enabled services revenues. Cost of software-enabled services revenues as a percentage of these revenues was 53% for the three months ended March 31, 2010 compared to 55% for the three months ended March 31, 2009.
Operating Expenses
Total operating expenses were $19.6 million and $16.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in total operating expenses of $3.4 million, or 21%, was primarily due to our acquisitions of Evare, MAXIMIS, TNR, Tradeware, and GIPS, which added $2.8 million in costs, and an increase in costs of $0.6 million related to foreign currency translation. Total operating expenses as a percentage of total revenues were 25% for each of the three-month periods ended March 31, 2010 and 2009.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $6.2 million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively, representing 8% of total revenues in those periods. The increase in selling and marketing expenses of $1.0 million, or 18%, was primarily related to our acquisitions, which added $0.9 million in costs, and an increase in costs of $0.2 million related to foreign currency translation, partially offset by a decrease in costs of $0.1 million.

Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $7.8 million and $5.9 million for the three months ended March 31, 2010 and 2009, respectively, representing 10% and 9% of total revenues in those periods, respectively. The increase in research and development expenses of $1.9 million, or 32%, was primarily related to our acquisitions, which added $1.3 million in costs, an increase in costs of $0.3 million related to foreign currency translation, and an increase of $0.3 million in costs to support organic revenue growth.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $5.7 million and $5.1 million for the three months ended March 31, 2010 and 2009, respectively, representing 7% and 8% of total revenues in those periods, respectively. The increase in general and administrative expenses of $0.6 million, or 12%, was primarily related to our acquisitions, which added $0.6 million in costs, and an increase in costs of $0.1 million related to foreign currency translation, partially offset by a decrease of $0.1 million in other general and administrative costs to support organic revenue growth.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2010 and 2009 was $9.0 million and $9.4 million, respectively, and primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense of $0.4 million was due to a decrease in outstanding debt as principal payments are made and lower average interest rates for the three months ended March 31, 2010.
Other (Expense) Income, Net. Other expense, net for the three months ended March 31, 2010 consists primarily of foreign currency losses. Other income, net for the three months ended March 31, 2009 consisted primarily of foreign currency gains.
Provision for Income Taxes. We had effective tax rates of 12.3% and 31.4% for the three months ended March 31, 2010 and 2009, respectively. The expected effective tax rate for the year ended December 31, 2010 is forecasted to be between 25% and 30%. The difference between the March 31, 2010 effective tax rate and the forecasted tax rate for the year ended December 31, 2010 is attributable to a release of uncertain income tax positions, refunds and enacted rate changes.
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
Our cash and cash equivalents at March 31, 2010 were $21.2 million, an increase of $2.1 million from $19.1 million at December 31, 2009. Cash provided by operations was partially offset by net repayments of debt, cash used for an acquisition and capital expenditures.
Net cash provided by operating activities was $15.5 million for the three months ended March 31, 2010. Cash provided by operating activities was primarily due to net income of $9.0 million adjusted for non-cash items of $9.8 million, partially offset by changes in our working capital accounts totaling $3.3 million. The changes in our working capital accounts were driven by an increase in accounts receivable and income taxes receivable and payable, and decreases in accrued expenses and other liabilities and accounts payable, partially offset by an increase in deferred revenues. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to the increase in revenue, partially offset by an improvement in days’ sales outstanding. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses, offset in part by an increase in interest payable related to our notes.
Investing activities used net cash of $12.4 million for the three months ended March 31, 2010, primarily related to $11.4 million cash paid for our acquisition of GIPS and $1.0 million cash paid for capital expenditures.
Financing activities used net cash of $0.9 million for the three months ended March 31, 2010, representing $2.7 million in net repayments of debt under our senior credit facilities and $0.2 million related to transactions involving Holdings’ common stock, partially offset by an income tax windfall benefits of $2.0 million related to the exercise of stock options.
In April 2010, Holdings received IPO proceeds of $134.8 million, a portion of which we will use to pay down $71.75 million in principal amount of our outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on or about May 24, 2010.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $2.0 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at March 31, 2010.
11 3/4% Senior Subordinated Notes due 2013
The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.
The senior subordinated notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, we are required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In April 2010, we issued a notice of redemption for $71.75 million in principal amount of our outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of March 31, 2010, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

			Twelve
			Months Ended
	Three Months Ended March 31,		March 31,
	2010	2009	2010
Net income	$9,021	$3,898	$24,141
Interest expense	9,017	9,350	36,530
Income taxes	1,268	1,782	9,290
Depreciation and amortization	10,113	8,573	37,568

EBITDA	29,419	23,603	107,529
Purchase accounting adjustments (1)	23	(51)	(19)
Unusual or non-recurring charges (2)	351	(472)	2,813
Acquired EBITDA and cost savings (3)	192	221	7,021
Stock-based compensation	1,350	1,269	5,688
Capital-based taxes	226	334	687
Other (4)	206	345	1,062

Consolidated EBITDA	$31,767	$25,249	$124,781

(1)	Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency gains and losses, expenses related to the withdrawn public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds from legal and other settlements and other one-time expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.
Our covenant restricting capital expenditures for year ending December 31, 2010 limits expenditures to $25.5 million. Actual capital expenditures through March 31, 2010 were $1.0 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended March 31, 2010 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA Ratio	5.50x	3.01x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25x	3.65x
Recent Accounting Pronouncements
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. It also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, the guidance clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. We adopted the new disclosure requirements effective January 1, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.
At March 31, 2010, excluding capital leases, we had total debt of $396.0 million, including $191.0 million of variable interest rate debt. We have an interest rate swap agreement with a notional value of $100 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $1.0 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $2.0 million per year.
At March 31, 2010, $43.3 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
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
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.
Date: May 14, 2010	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 Form 8-K”)
10.2	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement is incorporated herein by reference to Exhibit 10.2 to the March 2, 2010 Form 8-K
10.3	Form of Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “S-1”)
10.4	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, SS&C Technologies Holdings, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.27 to the S-1
10.5	Assumption Agreement, dated as of April 12, 2010, by Tradeware Global Corp. in favor of JPMorgan Chase Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2010 (File No. 000-28430) (the “April 15, 2010 Form 8-K”)
10.6	Fourth Supplemental Indenture, dated as of April 12, 2010, among the Registrant, Tradeware Global Corp. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the April 15, 2010 8-K
10.7	Note Guarantee by Tradeware Global Corp. is incorporated herein by reference to Exhibit 10.3 to the April 15, 2010 8-K
10.8	Joinder Agreement, dated as of April 12, 2010, executed and delivered by Tradeware Global Corp. is incorporated herein by reference to Exhibit 10.4 to the April 15, 2010 8-K
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002