Form 10-Q
period 2010-06-30
SS&C TECHNOLOGIES INC
filed 2010-08-09
CIK 1011661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,000 shares of the registrant’s common stock outstanding as of August 6, 2010.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$88,886	$19,055
Accounts receivable, net of allowance for doubtful accounts of $1,760 and $1,425, respectively	44,744	41,600
Prepaid expenses and other current assets	5,243	6,164
Income taxes receivable	7,896	669
Deferred income taxes	1,988	1,780

Total current assets	148,757	69,268

Property and equipment:
Leasehold improvements	5,340	5,358
Equipment, furniture, and fixtures	27,932	25,915

	33,272	31,273
Less accumulated depreciation	(19,960)	(17,237)

Net property and equipment	13,312	14,036

Deferred income taxes	559	499
Goodwill (Note 9)	886,982	885,517
Intangible and other assets, net of accumulated amortization of $133,343 and $116,670, respectively	199,002	216,321

Total assets	$1,248,612	$1,185,641

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$2,011	$4,270
Accounts payable	3,921	4,804
Income taxes payable	—	703
Accrued employee compensation and benefits	8,341	14,693
Other accrued expenses	12,184	16,938
Interest payable	1,305	2,070
Deferred maintenance and other revenue	45,827	40,400

Total current liabilities	73,589	83,878

Long-term debt, net of current portion (Note 5)	313,387	392,989
Other long-term liabilities	9,574	10,764
Deferred income taxes	47,043	52,023

Total liabilities	443,593	539,654

Commitments and contingencies (Note 7)

Stockholder’s equity (Note 3 and 4):
Common stock	—	—
Additional paid-in capital	730,904	583,251
Accumulated other comprehensive income	14,432	16,436
Retained earnings	59,683	46,300

Total stockholder’s equity	805,019	645,987

Total liabilities and stockholder’s equity	$1,248,612	$1,185,641

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Software licenses	$6,074	$3,983	$11,663	$9,803
Maintenance	17,817	16,066	35,836	31,606
Professional services	5,099	5,393	10,488	10,589
Software-enabled services	52,628	41,809	101,805	78,975

Total revenues	81,618	67,251	159,792	130,973

Cost of revenues:
Software licenses	1,908	2,123	3,836	4,171
Maintenance	8,084	6,853	16,081	13,327
Professional services	3,260	3,512	6,618	7,489
Software-enabled services	27,688	22,033	53,567	42,606

Total cost of revenues	40,940	34,521	80,102	67,593

Gross profit	40,678	32,730	79,690	63,380

Operating expenses:
Selling and marketing	6,483	5,039	12,635	10,267
Research and development	7,860	6,757	15,619	12,624
General and administrative	6,546	5,099	12,226	10,181

Total operating expenses	20,889	16,895	40,480	33,072

Operating income	19,789	15,835	39,210	30,308

Interest expense, net	(8,058)	(9,294)	(17,075)	(18,644)
Other income (expense), net	115	(1,479)	—	(922)
Loss on extinguishment of debt	(5,480)	—	(5,480)	—

Income before income taxes	6,366	5,062	16,655	10,742
Provision for income taxes	2,004	1,571	3,272	3,353

Net income	$4,362	$3,491	$13,383	$7,389

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flow from operating activities:
Net income	$13,383	$7,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,297	17,598
Amortization of loan origination costs	2,403	1,145
(Gain) loss on sale or disposition of property and equipment	(2)	3
Deferred income taxes	(6,090)	(5,628)
Stock-based compensation expense	5,232	2,794
Provision for doubtful accounts	454	327
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(2,423)	1,649
Prepaid expenses and other assets	818	1,634
Accounts payable	(857)	(145)
Accrued expenses and other liabilities	(10,914)	(7,136)
Income taxes receivable and payable	(3,838)	(2,549)
Deferred maintenance and other revenues	4,971	3,824

Net cash provided by operating activities	23,434	20,905

Cash flow from investing activities:
Additions to property and equipment	(2,238)	(621)
Proceeds from sale of property and equipment	52	3
Cash paid for business acquisitions, net of cash acquired	(11,372)	(10,327)
Additions to capitalized software and other intangibles	(99)	—

Net cash used in investing activities	(13,657)	(10,945)

Cash flow from financing activities:
Repayment of debt	(81,597)	(1,153)
Transactions involving SS&C Holdings common stock	—	(184)
Proceeds from common stock issuance, net of issuance costs	134,611	—
Proceeds from the exercise of stock options	5,396	—
Purchase of common stock for treasury	(1,169)	—
Income tax benefit related to exercise of stock options	3,583	—

Net cash provided by (used in) financing activities	60,824	(1,337)

Effect of exchange rate changes on cash and cash equivalents	(770)	1,145

Net increase in cash and cash equivalents	69,831	9,768
Cash and cash equivalents, beginning of period	19,055	29,299

Cash and cash equivalents, end of period	$88,886	$39,067

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
SS&C Technologies, Inc., together with its subsidiaries, is referred to herein as the “Company,” “we,” “our,” and “us.” SS&C Technologies Holdings, Inc., our ultimate parent company, is referred to herein as “Holdings.”
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in SS&C’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2009, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2010. The December 31, 2009 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the expected results for the full year. The results of operations for the six months ended June 30, 2010 include an adjustment of $0.3 million to reduce income tax expense related to tax attributes of prior periods.
2. The Transaction
SS&C was acquired on November 23, 2005 through a merger transaction with Holdings, a Delaware corporation formed by investment funds associated with The Carlyle Group and formerly known as Sunshine Acquisition Corporation. The acquisition was accomplished through the merger of Sunshine Merger Corporation into the Company, with the Company being the surviving company and a wholly-owned subsidiary of Holdings (the “Transaction”).
3. Equity and Stock-based Compensation
In April 2010, the Board of Directors of Holdings authorized 5,000,000 shares of preferred stock with a $0.01 par value per share.
In April 2010, Holdings completed the initial public offering (“IPO”) of its common stock at an offering price of $15.00 per share. The IPO included 8,225,000 newly issued shares of common stock sold by Holdings and 2,500,000 existing shares of Holdings’ common stock sold by selling stockholders. On April 13, 2010, the underwriters of the IPO purchased an additional 1,608,750 shares of Holdings’ common stock to cover over-allotments. The Company received total net proceeds from the offering, including the sale of shares to cover over-allotments, of approximately $134.6 million, none of which relates to proceeds from the sale of shares by the selling stockholders or the aggregate exercise price of stock options exercised by selling stockholders.
In March 2010, the Board of Directors of Holdings approved an 8.5-for-1 stock split of the common stock of Holdings to be effected in the form of a stock dividend, effective as of March 10, 2010, and an increase in authorized shares to 100,000,000 shares of Holdings’ common stock and 5,000,000 shares of Holdings’ Class A non-voting common stock. All share data as it relates to this Form 10-Q for prior periods has been retroactively revised to reflect the stock split and increase in authorized shares.
In February 2010, the Board of Directors of Holdings amended the 2006 equity incentive plan to provide for the conversion of the outstanding superior options granted under the plan into performance-based options that vest based on EBITDA performance in 2010 and 2011. (For purposes of Note 3, references to EBITDA mean the Company’s consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings.) This amendment affected 1,680,868 outstanding options. Options to purchase the common stock of Holdings are granted to employees of the Company and result in stock-based compensation expense being recorded by the Company in accordance with relevant accounting literature.

In February 2010, the Board of Directors of Holdings established the Company’s annual EBITDA target range for 2010. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2010 EBITDA target range to be $6.90 per share. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 43.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of selected companies from the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.
During the three months ended June 30, 2010, the Company recorded total stock-based compensation expense of $3.9 million, of which $3.0 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 will meet or exceed the high end of the targeted range. During the six months ended June 30, 2010, the Company recorded total stock-based compensation expense of $5.2 million, of which $4.1 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 will meet or exceed the high end of the targeted range. The annual EBITDA target for 2011 will be determined by the Board of Directors of Holdings at the beginning of 2011. Time-based options represented the remaining $0.9 million and $1.1 million of compensation expense recorded during the three and six months ended June 30, 2010, respectively.
During the three months ended June 30, 2009, the Company recorded total stock-based compensation expense of $1.5 million, of which $0.7 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 would fall within the targeted range and $0.8 million related to time-based options. During the six months ended June 30, 2009, the Company recorded total stock-based compensation expense of $2.8 million, of which $1.0 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2009 would fall within the targeted range and $0.1 million related to the performance-based options that were immediately vested by the Board of Directors of Holdings in February. Time-based options represented the remaining $1.7 million of compensation expense recorded during the six months ended June 30, 2009.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of operations classification	2010	2009	2010	2009
Cost of maintenance	$98	$31	$125	$56
Cost of professional services	140	57	186	104
Cost of software-enabled services	823	307	1,090	560

Total cost of revenues	1,061	395	1,401	720

Selling and marketing	557	258	765	495
Research and development	383	164	515	298
General and administrative	1,881	708	2,551	1,281

Total operating expenses	2,821	1,130	3,831	2,074

Total stock-based compensation expense	$3,882	$1,525	$5,232	$2,794

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

Shares of Holdings
Underlying
Options
Outstanding at January 1, 2010	12,737,559
Granted	2,139,635
Cancelled/forfeited	(107,626)
Exercised	(1,716,240)

Outstanding at June 30, 2010	13,053,328

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
The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,362	$3,491	$13,383	$7,389
Foreign currency translation gains (losses)	(11,632)	18,646	(3,190)	11,541
Unrealized gains on interest rate swaps, net of tax	692	432	1,186	783

Total comprehensive income (loss)	$(6,578)	$22,569	$11,379	$19,713

5. Debt
At June 30, 2010 and December 31, 2009, debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Senior credit facility, revolving portion	$—	$2,000
Senior credit facility, term loan portion, weighted-average interest rate of 2.62% and 2.39%, respectively	182,021	190,032
11 3/4% senior subordinated notes due 2013	133,250	205,000
Capital leases	127	227

	315,398	397,259
Short-term borrowings and current portion of long-term debt	(2,011)	(4,270)

Long-term debt	$313,387	$392,989

Capitalized financing costs of $0.6 million were amortized to interest expense during each of the three-month periods ended June 30, 2010 and 2009. Capitalized financing costs of $1.1 million were amortized to interest expense during each of the six-month periods ended June 30, 2010 and 2009.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $139.2 million and $217.3 million at June 30, 2010 and December 31, 2009, respectively. The carrying value of the Company’s senior credit facility approximates its fair value given the variable rate nature of the debt.
In April 2010, the Company issued a notice of redemption for $71.75 million in principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, May 24, 2010, the day such redemption was completed. The Company recorded a loss on extinguishment of debt of $5.5 million in connection with the redemption, which includes the redemption premium of $4.2 million and $1.3 million of capitalized financing costs.

6. Derivatives and Hedging Activities
The Company uses interest rate swap agreements to manage a portion of its floating rate debt and follows the provisions of the accounting standards for derivative instruments and hedging activities, which requires that all derivative instruments be recorded on the balance sheet at fair value.
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest rate swap	$1,135	$907	$2,267	$1,746
Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). For the three and six months ended June 30, 2010 and 2009, the change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amount of gain recognized in AOCI, net of tax	$692	$432	$1,186	$783
The market value of the swaps recorded in AOCI may be recognized in the statement of operations if certain terms of the senior credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity. As of June 30, 2010, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100.0 million, which expires on December 31, 2010.
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
The Company determines the fair value of its interest rate swaps based on the amount at which each could be settled, which is referred to as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swaps as Level 2. The fair value of the Company’s remaining interest rate swap was a liability of $2.1 million and $4.2 million at June 30, 2010 and December 31, 2009, respectively, which are included in other accrued expenses in the accompanying condensed consolidated financial statements.
As of June 30, 2010 and December 31, 2009, the Company’s contingent consideration liability associated with TheNextRound, Inc. (“TNR”) of $1.0 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of TNR through May 2011.
7. Commitments and Contingencies
From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.

8. Acquisitions
On February 3, 2010, the Company purchased substantially all of the assets and related business associated with the Geller Investment Partnership Services (“GIPS”) division of Geller & Company LLC for approximately $12.2 million in cash, plus the assumption of certain liabilities. GIPS provides accounting and reporting, performance, tax, administrative and investor services for private equity funds, funds of hedge funds and limited partners that invest in alternative asset classes.
The net assets and results of operations of GIPS have been included in the Company’s consolidated financial statements from February 4, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of customer relationships and contracts, was determined using the income approach. Specifically, the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The contractual relationships are amortized over approximately six years, the estimated life of the asset. A portion of the purchase price was attributed to the settlement of a $1.0 million liability associated with the Company’s acquisition of TNR. The remainder of the purchase price was allocated to goodwill.
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

The Company reported revenues of $2.9 million from GIPS from the acquisition date through June 30, 2010. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisitions of Evare, LLC (“Evare”), Unisys Corporation’s MAXIMIS software (“MAXIMIS”), TNR, Tradeware Global Corp (“Tradeware”), and GIPS occurred on January 1, 2009. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, or of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$81,618	$77,067	$160,448	$152,559
Net income	$4,362	$4,581	$13,459	$9,025
9. Goodwill
The change in carrying value of goodwill for the six months ended June 30, 2010 was as follows (in thousands):

Balance at December 31, 2009	$885,517
2010 acquisition	8,404
Income tax benefit on rollover options exercised	(4,049)
Effect of foreign currency translation	(2,890)

Balance at June 30, 2010	$886,982

10. Product and Geographic Sales Information
The Company operates in one reportable segment. The Company attributes net sales to an individual country based upon location of the customer. The Company manages its business primarily on a geographic basis. The Company’s geographic regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe, Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.
Revenues by geography were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$54,596	$43,205	$106,711	$84,135
Canada	12,674	9,947	24,359	19,663
Americas excluding United States and Canada	2,277	972	3,279	3,250
Europe	10,172	10,353	21,569	19,825
Asia Pacific and Japan	1,899	2,774	3,874	4,100

	$81,618	$67,251	$159,792	$130,973

Revenues by product group were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Portfolio management/accounting	$65,326	$55,101	$127,551	$106,491
Trading/treasury operations	10,240	5,958	20,160	12,076
Financial modeling	2,250	2,197	4,596	4,296
Loan management/accounting	1,082	1,022	2,031	2,290
Property management	1,028	1,222	2,218	2,491
Money market processing	1,077	1,068	1,983	1,901
Training	615	683	1,253	1,428

	$81,618	$67,251	$159,792	$130,973

11. Supplemental Guarantor Condensed Consolidating Financial Statements
On November 23, 2005, in connection with the Transaction, the Company issued $205.0 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013. The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly-owned domestic subsidiaries of the Company (collectively “Guarantors”). All of the Guarantors are 100% owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities. There are no significant restrictions on the ability of the Company or any of the subsidiaries that are Guarantors to obtain funds from its subsidiaries by dividend or loan.

Condensed consolidating financial information as of June 30, 2010 and December 31, 2009 and the three and six months ended June 30, 2010 and 2009 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	At June 30, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$74,395	$3,561	$10,930	$—	$88,886
Accounts receivable, net	26,623	5,971	12,150	—	44,744
Income taxes receivable	7,896	—	—	—	7,896
Prepaid expenses and other current assets	2,225	673	2,345	—	5,243
Deferred income taxes	1,496	220	272	—	1,988
Property and equipment, net	7,764	1,372	4,176	—	13,312
Investment in subsidiaries	203,443	—	—	(203,443)	—
Intercompany balances	99,301	(1,847)	(97,454)	—	—
Deferred taxes, long-term	—	—	559	—	559
Goodwill, intangible and other assets, net	747,731	59,028	279,225	—	1,085,984

Total assets	$1,170,874	$68,978	$212,203	$(203,443)	$1,248,612

Current portion of long-term debt	$1,649	$—	$362	$—	$2,011
Accounts payable	2,257	376	1,288	—	3,921
Accrued expenses and other liabilities	15,021	2,041	4,768	—	21,830
Income taxes payable	(3,278)	2,450	828	—	—
Deferred maintenance and other revenue	33,191	4,666	7,970	—	45,827
Long-term debt, net of current portion	279,079	—	34,308	—	313,387
Other long-term liabilities	2,692	281	6,601	—	9,574
Deferred income taxes, long-term	35,244	2,938	8,861	—	47,043

Total liabilities	365,855	12,752	64,986	—	443,593

Stockholder’s equity	805,019	56,226	147,217	(203,443)	805,019

Total liabilities and stockholder’s equity	$1,170,874	$68,978	$212,203	$(203,443)	$1,248,612

	At December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$6,226	$1,087	$11,742	$—	$19,055
Accounts receivable, net	24,958	5,898	10,744	—	41,600
Prepaid expenses and other current assets	3,440	575	2,149	—	6,164
Income taxes receivable	669	—	—	—	669
Deferred income taxes	1,321	220	239	—	1,780
Property and equipment, net	7,998	1,620	4,418	—	14,036
Investment in subsidiaries	193,769	—	—	(193,769)	—
Intercompany balances	104,903	(6,353)	(98,550)	—	—
Deferred income taxes, long-term	—	—	499	—	499
Goodwill, intangible and other assets, net	754,745	60,997	286,096	—	1,101,838

Total assets	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

Current portion of long-term debt	$3,725	$—	$545	$—	$4,270
Accounts payable	1,935	1,043	1,826	—	4,804
Accrued expenses	23,733	3,813	6,155	—	33,701
Income taxes payable	739	(63)	27	—	703
Deferred maintenance and other revenue	29,308	2,888	8,204	—	40,400
Long-term debt, net of current portion	351,624	—	41,365	—	392,989
Other long-term liabilities	3,482	384	6,898	—	10,764
Deferred income taxes, long-term	37,496	3,265	11,262	—	52,023

Total liabilities	452,042	11,330	76,282	—	539,654

Stockholder’s equity	645,987	52,714	141,055	(193,769)	645,987

Total liabilities and stockholder’s equity	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

	For the three months ended June 30, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$36,445	$23,715	$21,814	$(356)	$81,618
Cost of revenue	20,081	13,103	8,112	(356)	40,940

Gross profit	16,364	10,612	13,702	—	40,678
Operating expenses:
Selling & marketing	3,855	1,004	1,624	—	6,483
Research & development	4,099	1,794	1,967	—	7,860
General & administrative	4,496	879	1,171	—	6,546

Total operating expenses	12,450	3,677	4,762	—	20,889

Operating income	3,914	6,935	8,940	—	19,789
Interest expense, net	(5,359)	—	(2,699)	—	(8,058)
Other income (expense), net	381	(112)	(154)	—	115
Loss on extinguishment of debt	(5,480)	—	—	—	(5,480)

(Loss) income before income taxes	(6,544)	6,823	6,087	—	6,366
(Benefit) provision for income taxes	(1,468)	1,374	2,098	—	2,004
Equity in net income of subsidiaries	9,438	—	—	(9,438)	—

Net income	$4,362	$5,449	$3,989	$(9,438)	$4,362

	For the three months ended June 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$28,512	$18,340	$20,806	$(407)	$67,251
Cost of revenue	16,154	11,569	7,205	(407)	34,521

Gross profit	12,358	6,771	13,601	—	32,730
Operating expenses:
Selling & marketing	3,078	590	1,371	—	5,039
Research & development	4,034	885	1,838	—	6,757
General & administrative	4,051	260	788	—	5,099

Total operating expenses	11,163	1,735	3,997	—	16,895

Operating income	1,195	5,036	9,604	—	15,835
Interest expense, net	(6,394)	—	(2,900)	—	(9,294)
Other (expense) income, net	178	(303)	(1,354)	—	(1,479)

(Loss) income before income taxes	(5,021)	4,733	5,350	—	5,062
(Benefit) provision for income taxes	(1,461)	928	2,104	—	1,571
Equity in net income of subsidiaries	7,051	—	—	(7,051)	—

Net income	$3,491	$3,805	$3,246	$(7,051)	$3,491

	For the six months ended June 30, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$71,346	$45,960	$43,202	$(716)	$159,792
Cost of revenue	38,645	26,147	16,026	(716)	80,102

Gross profit	32,701	19,813	27,176	—	79,690
Operating expenses:
Selling & marketing	7,344	2,121	3,170	—	12,635
Research & development	8,206	3,400	4,013	—	15,619
General & administrative	8,498	1,425	2,303	—	12,226

Total operating expenses	24,048	6,946	9,486	—	40,480

Operating income	8,653	12,867	17,690	—	39,210
Interest expense, net	(11,730)	—	(5,345)	—	(17,075)
Other income (expense), net	710	(150)	(560)	—	—
Loss from extinguishment of debt	(5,480)	—	—	—	(5,480)

(Loss) income before income taxes	(7,847)	12,717	11,785	—	16,655
(Benefit) provision for income taxes	(2,038)	2,502	2,808	—	3,272
Equity in net income of subsidiaries	19,192	—	—	(19,192)	—

Net income	$13,383	$10,215	$8,977	$(19,192)	$13,383

	For the six months ended June 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$55,023	$36,984	$39,839	$(873)	$130,973
Cost of revenue	30,635	22,858	14,973	(873)	67,593

Gross profit	24,388	14,126	24,866	—	63,380
Operating expenses:
Selling & marketing	6,017	1,580	2,670	—	10,267
Research & development	7,297	1,687	3,640	—	12,624
General & administrative	7,712	481	1,988	—	10,181

Total operating expenses	21,026	3,748	8,298	—	33,072

Operating income	3,362	10,378	16,568	—	30,308
Interest expense, net	(12,814)	—	(5,830)	—	(18,644)
Other (expense) income, net	629	(333)	(1,218)	—	(922)

Income (loss) before income taxes	(8,823)	10,045	9,520	—	10,742
(Benefit) provision for income taxes	(2,155)	1,890	3,618	—	3,353
Equity in net income of subsidiaries	14,057	—	—	(14,057)	—

Net income	$7,389	$8,155	$5,902	$(14,057)	$7,389

	For the six months ended June 30, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$13,383	$10,215	$8,977	$(19,192)	$13,383
Non-cash adjustments	(2,195)	2,590	2,707	19,192	22,294
Changes in operating assets and liabilities	(10,970)	1,444	(2,717)	—	(12,243)

Net cash provided by operating activities	218	14,249	8,967	—	23,434

Cash Flow from Investment Activities:
Intercompany transactions	12,929	(11,512)	(1,417)	—	—
Cash paid for business acquisitions, net	(11,372)	—	—	—	(11,372)
Proceeds from sale of property and equipment	52	—	—	—	52
Additions to capitalized software and other intangibles	(99)	—	—	—	(99)
Additions to property and equipment	(1,358)	(263)	(617)	—	(2,238)

Net cash provided by (used in) investing activities	152	(11,775)	(2,034)	—	(13,657)

Cash Flow from Financing Activities:
Net repayments of debt	(74,621)	—	(6,976)	—	(81,597)
Proceeds from common stock issuance, net of issuance costs	134,611	—	—	—	134,611
Proceeds from the exercise of stock options	5,396	—	—	—	5,396
Purchase of common stock for treasury	(1,169)	—	—	—	(1,169)
Income tax benefit related to exercise of stock options	3,582	—	1	—	3,583

Net cash provided by (used in) financing activities	67,799	—	(6,975)	—	60,824

Effect of exchange rate changes on cash	—	—	(770)	—	(770)

Net increase (decrease) in cash and cash equivalents	68,169	2,474	(812)	—	69,831
Cash and cash equivalents, beginning of period	6,226	1,087	11,742	—	19,055

Cash and cash equivalents, end of period	$74,395	$3,561	$10,930	$—	$88,886

	For the six months ended June 30, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$7,389	$8,155	$5,902	$(14,057)	$7,389
Non-cash adjustments	(2,881)	1,689	3,374	14,057	16,239
Changes in operating assets and liabilities	(4,446)	3,647	(1,924)	—	(2,723)

Net cash provided by operating activities	62	13,491	7,352	—	20,905

Cash Flow from Investment Activities:
Intercompany transactions	14,364	(14,793)	429	—	—
Additions to property and equipment	(388)	(29)	(204)	—	(621)
Cash paid for business acquisitions, net of cash acquired	(10,456)	129	—	—	(10,327)
Proceeds from sale of property and equipment	—	—	3	—	3

Net cash provided by (used in) investing activities	3,520	(14,693)	228	—	(10,945)

Cash Flow from Financing Activities:
Net repayments of debt	(961)	—	(192)	—	(1,153)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(184)	—	—	—	(184)

Net cash used in financing activities	(1,145)	—	(192)	—	(1,337)

Effect of exchange rate changes on cash	—	—	1,145	—	1,145

Net increase (decrease) in cash and cash equivalents	2,437	(1,202)	8,533	—	9,768
Cash and cash equivalents, beginning of period	10,329	5,180	13,790	—	29,299

Cash and cash equivalents, end of period	$12,766	$3,978	$22,323	$—	$39,067

12. Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and the Company adopted these new requirements upon issuance of the guidance.
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
In October 2009, the FASB issued authoritative guidance related to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The Company adopted the new requirements upon the effective date of the guidance and such adoption did not affect the Company’s results of operations, cash flows or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing on February 26, 2010 of our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies are described in our Annual Report on Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-Based Compensation
Results of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three months ended June 30,		%	Six months ended June 30,		%
	2010	2009	Change	2010	2009	Change
Revenues:
Software licenses	$6,074	$3,983	52%	$11,663	$9,803	19%
Maintenance	17,817	16,066	11%	35,836	31,606	13%
Professional services	5,099	5,393	-5%	10,488	10,589	-1%
Software-enabled services	52,628	41,809	26%	101,805	78,975	29%

Total revenues	$81,618	$67,251	21%	$159,792	$130,973	22%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Software licenses	7%	6%	7%	8%
Maintenance	22%	24%	22%	24%
Professional services	6%	8%	7%	8%
Software-enabled services	65%	62%	64%	60%

Total revenues	100%	100%	100%	100%

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
Revenues for the three months ended June 30, 2010 were $81.6 million compared to $67.3 million for the same period in 2009. The revenue increase of $14.3 million, or 21%, was primarily a result of revenues from products and services that we acquired through our acquisitions of Evare in March 2009, MAXIMIS in May 2009, TNR in November 2009, Tradeware in December 2009, and GIPS in February 2010, which added $8.5 million in revenues in the aggregate, and a $4.4 million increase in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. Additionally, the favorable impact from foreign currency translation accounted for $1.4 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Revenues for the six months ended June 30, 2010 were $159.8 million, increasing 22% from $131.0 million for the same period in 2009. The increase was primarily a result of revenues from products and services that we acquired through our acquisitions, which added $19.3 million in revenues in the aggregate, and a $5.5 million increase in organic revenues. Additionally, the favorable impact from foreign currency translation accounted for $4.0 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar.
Software Licenses. Software license revenues were $6.1 million and $4.0 million for the three months ended June 30, 2010 and 2009, respectively. The increase in software license revenues of $2.1 million was primarily due to an increase of $2.0 million in organic software license revenues and revenues from acquisitions, which contributed $0.1 million. Software license revenues were $11.7 million and $9.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase in software license revenues of $1.9 million was primarily due to an increase of $1.1 million in organic software license revenues, revenues from acquisitions, which contributed $0.7 million, and an increase of $0.1 million related to foreign currency translation. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months and six months ended June 30, 2010, the average size and number of perpetual license transactions increased from those for the comparable periods in 2009, while revenues from term licenses decreased from the prior year periods. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $17.8 million and $16.1 million for the three months ended June 30, 2010 and 2009, respectively. The increase in maintenance revenues of $1.7 million, or 11%, was primarily due to revenues from acquisitions, which contributed $2.0 million in the aggregate, partially offset by a decrease in organic maintenance revenues of $0.3 million. Maintenance revenues were $35.8 million and $31.6 million for the six months ended June 30, 2010 and 2009, respectively. The increase in maintenance revenues of $4.2 million, or 13%, was primarily due to revenues from acquisitions, which contributed $4.5 million in the aggregate, and a favorable impact from foreign currency translation of $0.4 million. These increases were partially offset by decreases in organic maintenance revenues of $0.7 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients, and increase average maintenance fees.
Professional Services. Professional services revenues were $5.1 million and $5.4 million for the three months ended June 30, 2010 and 2009, respectively. The decrease of $0.3 million was primarily due to a decrease of $0.8 million in organic professional services revenues, partially offset by revenues from acquisitions, which contributed $0.4 million in the aggregate, and a favorable impact from foreign currency translation of $0.1 million. Professional services revenues were $10.5 million and $10.6 million for the six months ended June 30, 2010 and 2009, respectively. The decrease of $0.1 million was primarily due to a decrease of $1.7 million in organic professional services revenues, partially offset by revenues from acquisitions, which contributed $1.3 million in the aggregate, and a favorable impact from foreign currency translation of $0.3 million. The decrease in organic revenues for both periods was primarily due to a one-time significant project fee paid in the second quarter of 2009. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services. Software-enabled services revenues were $52.7 million and $41.8 million for the three months ended June 30, 2010 and 2009, respectively. The increase in software-enabled services revenues of $10.9 million, or 26%, was primarily due to revenues from acquisitions, which contributed $6.1 million, an increase of $3.5 million in organic software-enabled services revenues and a favorable impact from foreign currency translation of $1.3 million. Software-enabled services revenues were $101.8 million and $79.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase in software-enabled services revenues of $22.8 million, or 29%, was primarily due to revenues from acquisitions, which contributed $12.8 million, an increase of $6.8 million in organic software-enabled services revenues and a favorable impact from foreign currency translation of $3.2 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase the level of services provided or average fees.
Cost of Revenues
The total cost of revenues was $40.9 million and $34.5 million for the three months ended June 30, 2010 and 2009, respectively. The gross margin was 50% for the three months ended June 30, 2010 compared to 49% for the comparable period in 2009. Our costs of revenues increased by $6.4 million primarily as a result of acquisitions, which added costs of revenues of $5.0 million, an increase in costs of $0.6 million related to foreign currency translation, and an increase of $0.8 million in costs to support organic revenue growth. The total cost of revenues was $80.1 million and $67.6 million for the six months ended June 30, 2010 and 2009, respectively. The gross margin was 50% for the six months ended June 30, 2010 compared to 48% for the comparable period in 2009. Our costs of revenues increased by $12.5 million primarily as a result of acquisitions, which added costs of revenues of $10.4 million, an increase in costs of $1.9 million related to foreign currency translation, and an increase of $0.2 million in costs to support organic revenue growth.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.9 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.3 million in amortization expense under the percent of cash flows method, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction, partially offset by amortization expense of $0.1 million related to acquisitions. The cost of software license revenues was $3.8 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.5 million in amortization expense under the percent of cash flows method, as a lower percentage of current license revenues was deemed associated with technology that existed at the date of the Transaction, partially offset by amortization expense of $0.1 million related to acquisitions.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.1 million and $6.9 million for the three months ended June 30, 2010 and 2009, respectively. The increase in cost of maintenance revenues of $1.2 million, or 18%, was primarily due to acquisitions, which added $1.1 million in costs, and an increase in costs of $0.1 million related to foreign currency translation. Cost of maintenance revenues as a percentage of these revenues was 45% for the three months ended June 30, 2010 compared to 43% for the three months ended June 30, 2009. The cost of maintenance revenues was $16.1 million and $13.3 million for the six months ended June 30, 2010 and 2009, respectively. The increase in cost of maintenance revenues of $2.8 million, or 21%, was primarily due to acquisitions, which added $2.4 million in costs, an increase in costs of $0.3 million related to foreign currency translation and an increase in costs to support organic maintenance revenues of $0.1 million. Cost of maintenance revenues as a percentage of these revenues was 45% for the six months ended June 30, 2010 compared to 42% for the six months ended June 30, 2009.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.3 million and $3.5 million for the three months ended June 30, 2010 and 2009, respectively. The decrease in costs of professional services revenues of $0.2 million, or 7%, was primarily related to a reduction of $0.7 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $0.4 million in costs, and an increase in costs of $0.1 million related to foreign currency translation. Cost of professional services revenues as a percentage of these revenues was 64% for the three months ended June 30, 2010 compared to 65% for the three months ended June 30, 2009. The cost of professional services revenues was $6.6 million and $7.5 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in costs of professional services revenues of $0.9 million, or 12%, was primarily related to a reduction of $2.0 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $0.9 million in costs, and an increase in costs of $0.2 million related to foreign currency translation. Cost of professional services revenues as a percentage of these revenues was 63% for the six months ended June 30, 2010 compared to 71% for the six months ended June 30, 2009.

Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of customer relationship intangible assets. The cost of software-enabled services revenues was $27.7 million and $22.0 million for the three months ended June 30, 2010 and 2009, respectively. The increase in costs of software-enabled services revenues of $5.7 million, or 26%, was primarily related to our acquisitions, which added $3.4 million in costs, an increase of $1.3 million in costs to support the growth of organic software-enabled services revenues, an increase in stock-based compensation of $0.5 million, and an increase in costs of $0.5 million related to foreign currency translation. Cost of software-enabled services revenues as a percentage of these revenues was 53% for each of the three-month periods ended June 30, 2010 and 2009. The cost of software-enabled services revenues was $53.6 million and $42.6 million for the six months ended June 30, 2010 and 2009, respectively. The increase in costs of software-enabled services revenues of $11.0 million, or 26%, was primarily related to our acquisitions, which added $7.0 million in costs, an increase of $2.1 million in costs to support the growth of organic software-enabled services revenues, an increase in costs of $1.4 million related to foreign currency translation and an increase in stock-based compensation of $0.5 million. Cost of software-enabled services revenues as a percentage of these revenues was 53% for the six months ended June 30, 2010 compared to 54% for the six months ended June 30, 2009.
Operating Expenses
Total operating expenses were $20.9 million and $16.9 million for the three months ended June 30, 2010 and 2009, respectively. The increase in total operating expenses of $4.0 million, or 24%, was primarily due to our acquisitions, which added $2.5 million in costs, an increase in stock-based compensation of $1.7 million and an increase in costs of $0.3 million related to foreign currency translation. These increases were partially offset by a reduction of $0.5 million in costs to support organic revenues. Total operating expenses as a percentage of total revenues were 26% for the three-month period ended June 30, 2010 compared to 25% for the three-month period ended June 30, 2009. Total operating expenses were $40.5 million and $33.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase in total operating expenses of $7.4 million, or 22%, was primarily due to our acquisitions, which added $5.3 million in costs, an increase in stock-based compensation of $1.8 million and an increase in costs of $0.9 million related to foreign currency translation. These increases were partially offset by a decrease of $0.6 million in costs to support organic revenues. Total operating expenses as a percentage of total revenues were 25% for each of the six-month periods ended June 30, 2010 and 2009.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of trade name intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $6.5 million and $5.0 million for the three months ended June 30, 2010 and 2009, respectively, representing 8% of total revenues in each of those periods. The increase in selling and marketing expenses of $1.5 million, or 29%, was primarily related to our acquisitions, which added $0.9 million in costs, an increase in stock-based compensation of $0.3 million, an increase of $0.2 million in costs to support organic revenue growth, and an increase of $0.1 million related to foreign currency translation. Selling and marketing expenses were $12.6 million and $10.3 million for the six months ended June 30, 2010 and 2009, respectively, representing 8% of total revenues in each of those periods, respectively. The increase in selling and marketing expenses of $2.3 million, or 23%, was primarily related to our acquisitions, which added $1.8 million in costs, an increase in stock-based compensation of $0.3 million, and an increase in costs of $0.2 million related to foreign currency translation.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $7.9 million and $6.8 million for the three months ended June 30, 2010 and 2009, respectively, representing 10% of total revenues in each of those periods. The increase in research and development expenses of $1.1 million, or 16%, was primarily related to our acquisitions, which added $0.8 million in costs, an increase in costs of $0.2 million related to foreign currency translation, and an increase in stock-based compensation of $0.2 million. These increases were partially offset by a decrease of $0.1 million in costs to support organic revenue growth. Research and development expenses were $15.6 million and $12.6 million for the six months ended June 30, 2010 and 2009, respectively, representing 10% of total revenues in each of those periods. The increase in research and development expenses of $3.0 million, or 24%, was primarily related to our acquisitions, which added $2.1 million in costs, an increase in costs of $0.5 million related to foreign currency translation, an increase of $0.2 million in costs to support organic revenue growth, and an increase in stock-based compensation of $0.2 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $6.5 million and $5.1 million for the three months ended June 30, 2010 and 2009, respectively, representing 8% of total revenues in each of those periods. The increase in general and administrative expenses of $1.4 million, or 28%, was primarily related to an increase in stock-based compensation of $1.2 million and our acquisitions, which added $0.8 million in costs. These increases were partially offset by a reduction of $0.6 million in costs to support organic revenues. General and administrative expenses were $12.2 million and $10.2 million for the six months ended June 30, 2010 and 2009, respectively, representing 8% of total revenues in each of those periods. The increase in general and administrative expenses of $2.0 million, or 20%, was primarily related to our acquisitions, which added $1.4 million in costs, an increase in stock-based compensation of $1.3 million, and an increase in costs of $0.2 million related to foreign currency translation. These increases were partially offset by a decrease in costs of $0.9 million to support organic revenues. The decrease in costs to support organic revenues for both periods is due in part to the termination of the Carlyle management agreement, which required us to make a quarterly payment of $0.3 million up until the completion of an initial public offering. The final quarterly payment was made during the first quarter of 2010.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2010 and 2009 was $8.1 million and $9.3 million, respectively. Net interest expense for the six months ended June 30, 2010 and 2009 was $17.1 million and $18.6 million, respectively. Net interest expense is primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense for both periods was primarily due to a decrease in outstanding debt and lower average interest rates. During the three-month period ended June 30, 2010, we used proceeds from Holdings’ IPO to redeem $71.75 million in principal amount of our 11 3/4% senior subordinated notes due 2013 (see Liquidity and Capital Resources).
Other Income (Expense), Net. Other income, net for the three months ended June 30, 2010 consisted primarily of foreign currency transaction gains. Other expense, net for the three months and six months ended June 30, 2009 consisted primarily of foreign currency transaction losses.
Loss on Extinguishment of Debt. Loss from extinguishment of debt for the three months and six months ended June 30, 2010 consisted of $4.2 million in note redemption premiums and $1.3 million from the write-offs of deferred financing costs associated with the redemption of $71.75 million our notes, which is discussed further in Liquidity and Capital Resources.
Provision for Income Taxes. We had effective tax rates of 31.5% and 31.0% for the three months ended June 30, 2010 and 2009, respectively. We had effective tax rates of 19.6% and 31.2% for the six months ended June 30, 2010 and 2009, respectively. The expected effective tax rate for the year ended December 31, 2010 is forecasted to be between 25% and 30%. The difference between the June 30, 2010 effective tax rate and the forecasted tax rate for the year ended December 31, 2010 is attributable to a release of uncertain income tax positions, refunds and enacted rate changes in the first quarter of 2010.
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
Our cash and cash equivalents at June 30, 2010 were $88.9 million, an increase of $69.8 million from $19.1 million at December 31, 2009. The increase in cash is due primarily to proceeds from the Holdings’ IPO of $134.6 million and cash provided by operations, which was partially offset by repayments of debt, cash used for an acquisition and capital expenditures.

Net cash provided by operating activities was $23.4 million for the six months ended June 30, 2010. Cash provided by operating activities was primarily due to net income of $13.4 million adjusted for non-cash items of $22.3 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $12.3 million. The changes in our working capital accounts were driven by decreases in accrued expenses and other liabilities and accounts payable and by increases in income taxes receivable and payable and accounts receivable, partially offset by increases in deferred revenues and decreases in prepaid expenses and other assets. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses. The increase in accounts receivable was primarily due to the increase in revenue, partially offset by an improvement in days’ sales outstanding. The increase in deferred revenues was primarily due to the collection of annual maintenance fees.
Investing activities used net cash of $13.7 million for the six months ended June 30, 2010, primarily related to $11.4 million cash paid for our acquisition of GIPS and $2.3 million cash paid for capital expenditures.
Financing activities provided net cash of $60.8 million for the six months ended June 30, 2010, representing $134.6 million in net proceeds received from Holdings’ IPO received in April 2010, $5.4 million received from the exercise of stock options and income tax windfall benefits of $3.6 million related to the exercise of stock options, partially offset by $81.6 million in net repayments of debt and $1.2 million in purchases of common stock for treasury. The repayment of debt during the period is due to our use of proceeds from Holdings’ IPO to redeem $71.75 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount and approximately $9.8 million of repayments on our senior credit facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is or would be material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that is adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $1.9 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at June 30, 2010.

11 3/4% Senior Subordinated Notes due 2013
The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.
The senior subordinated notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, we are required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In April 2010, we issued a notice of redemption for $71.75 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on May 24, 2010, the date of redemption.
The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of June 30, 2010, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we provide no assurance that we will continue to meet these ratios and tests in the future. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.
The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Net income	$4,362	$3,491	$13,383	$7,389	$25,012
Interest expense (1)	13,538	9,294	22,555	18,644	40,774
Income taxes	2,004	1,571	3,272	3,353	9,723
Depreciation and amortization	10,184	9,025	20,297	17,598	38,727

EBITDA	30,088	23,381	59,507	46,984	114,236
Purchase accounting adjustments (2)	(60)	(54)	(37)	(105)	(25)
Unusual or non-recurring charges (3)	(267)	1,755	84	1,283	791
Acquired EBITDA and cost savings (4)	—	857	192	2,025	4,041
Stock-based compensation	3,882	1,525	5,232	2,794	8,045
Capital-based taxes	228	342	454	676	573
Other (5)	(45)	295	161	640	722

Consolidated EBITDA	$33,826	$28,101	$65,593	$54,297	$128,383

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Statement of Operations for the three months and six months ended June 30, 2010 and 2009.

(2)
Purchase accounting adjustments include an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(3)	Unusual or non-recurring charges include foreign currency gains and losses, proceeds from legal and other settlements and other one-time expenses.

(4)
Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(5)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for year ending December 31, 2010 limits expenditures to $25.5 million. Actual capital expenditures through June 30, 2010 were $2.2 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended June 30, 2010 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA ratio	5.50	x	2.22	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25	x	3.89	x
Recent Accounting Pronouncements
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and we adopted these new requirements upon issuance of the guidance.
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
In October 2009, the FASB issued authoritative guidance related to multiple-deliverable revenue arrangements. This updated literature establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. We adopted the new requirements upon the effective date of the guidance and such adoption did not affect our results of operations, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.
At June 30, 2010, excluding capital leases, we had total debt of $315.3 million, including $182.0 million of variable interest rate debt. We have an interest rate swap agreement with a notional value of $100.0 million that effectively fixes our interest rate at 6.78% and expires in December 2010. During the period when this swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $0.8 million per year. Upon the expiration of the interest rate swap agreement in December 2010, a 1% change in interest rates would result in a change in interest expense of approximately $1.8 million per year.
At June 30, 2010, $34.7 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
During 2009, approximately 36% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their functional currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains or losses, which we report in other income (expense). These outstanding amounts were reduced during 2009 and we do not believe that our foreign currency transaction gains or losses will be material during the remainder of 2010. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates in the future. We continue to monitor our exposure to foreign currency exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.
The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.
Item 4T. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that could materially affect our business, financial condition or future results, which we believe are most important for you to consider, are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal quarter ended December 31, 2009 as filed with the Securities and Exchange Commission on February 26, 2010. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.
Date: August 9, 2010	By:	/s/ Patrick J. Pedonti
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