Form 10-K
period 2010-12-31
SS&C TECHNOLOGIES INC
filed 2011-03-11
CIK 1011661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format as permitted.

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

There were 1,000 shares of the registrant’s common stock outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

SS&C TECHNOLOGIES, INC.

YEAR 2010 FORM 10-K ANNUAL REPORT

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

The following (identified in the chart of products and services on pages 10 – 12) are registered trademarks and/or service marks of the Company in the United States and/or in other countries: ADVISORWARE, DBC, FUNDRUNNER, MARGINMAN, PACER, PAGES, PORTPRO, RECON, SKYLINE, SYLVAN, TRADEDESK, TRADETHRU, and ZOOLOGIC. SS&C Technologies, Inc. and/or its subsidiaries in the United States and/or in other countries have trademark or service mark rights to certain other names and marks referred to in this annual report.

SS&C Technologies, Inc., together with its subsidiaries, is referred to herein as “SS&C”, the “Company,” “we,” “our,” and “us.” SS&C Technologies Holdings, Inc., our ultimate parent company, is referred to herein as “Holdings.”

PART I

Item 1.	Business

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

Our business model is characterized by substantial contractually recurring revenues, high operating margins and significant cash flow. We generate revenues primarily through our high-value software-enabled services, which are typically sold on a long-term subscription basis and integrated into our clients’ business processes. Our software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. We also generate revenues by licensing our software to clients through either perpetual or term licenses and by selling maintenance services. Maintenance services are generally provided under annually renewable contracts. As a consequence, a significant portion of our revenues consists of subscription payments and maintenance fees and is contractually recurring in nature. Our pricing typically scales as a function of our clients’ assets under management, the complexity of asset classes managed and the volume of transactions.

Our contractually recurring revenue model helps us minimize the fluctuations in revenues and cash flows typically associated with up-front, perpetual software license revenues and enhances our ability to manage costs. Our contractually recurring revenues, which we define as our software-enabled services and maintenance revenues, represented 86% of total revenues in the year ended December 31, 2010. We have experienced average revenue retention rates in each of the last five years of greater than 90% on our software-enabled services and maintenance contracts for our core enterprise products. We believe that the high value-added nature of our products and services has enabled us to maintain our high revenue retention rates and significant operating margins.

Through a combination of organic growth and acquisitions, we generated revenues of $328.9 million for the year ended December 31, 2010 as compared to revenues of $280.0 million for the year ended December 31, 2008. We generated 83% of our revenues in 2010 from clients in North America and 17% from clients outside North America. Our revenues are highly diversified, with our largest client in 2010 accounting for less than 5% of our revenues. Additional financial information, including geographic information, is available in our consolidated financial statements, including the notes thereto.

Our industry

We serve a number of vertical markets within the financial services industry, including alternative investment funds, investment management firms, insurance companies, banks and brokerage firms. The financial crisis negatively affected each of these markets and contributed to a significant decline in asset value. In particular, alternative investment funds, such as hedge funds, experienced a shift from equities to money market funds, treasuries and other liquid instruments. These factors all contributed to reducing revenues among the financial services firms, which, in turn, affected their access to credit, spending ability and, in some cases, their long-term viability. With improvements in the financial services industry since the height of the financial crisis, we have experienced increased demand for our products and services, as evidenced by the increase in our organic revenues in 2010 from the comparable period of 2009, and we expect to benefit from continued improvements in the financial services industry.

Opportunities

We believe that we are well positioned to address the ongoing business and regulatory needs of the clients we seek to serve in the financial services industry, taking into account a competitive environment that reflects the following competitive dynamics.

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

Our competitive strengths

We believe that our position in the marketplace results from several key competitive strengths, including:

Enhanced Capability Through Software Ownership.  We use our proprietary software products and infrastructure to provide our software-enabled services, strengthening our overall operating margins and providing a competitive advantage. Because we primarily use our own proprietary software in the execution of our software-enabled services and generally own and control our products’ source code, we can quickly identify and deploy product improvements and respond to client feedback, enhancing the competitiveness of our software and software-enabled service offerings. This continuous feedback process provides us with a significant advantage over many of our competitors, specifically those software competitors that do not provide a comparable model and therefore do not have the same level of hands-on experience with their products.

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

Growing Contractually Recurring Revenues.  We continue to focus on growing our contractually recurring revenues from our software-enabled services and our maintenance contracts because they provide greater predictability in the operation of our business and enable us to strengthen long-term relationships with our clients. Contractually recurring revenues represented 86% of total revenues for the year ended December 31, 2010, up from 52% of total revenues in 2000.

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

Highly Effective Sales and Marketing Model.  We utilize a direct sales force model that benefits from significant direct participation by senior management. We achieve significant efficiency in our sales model by leveraging the Internet as a direct marketing medium. We currently deliver over 400,000 electronic newsletters to industry participants worldwide approximately every two weeks. These eBriefings are integrated with our corporate website, www.ssctech.com, and are the source for a substantial number of our sales leads. Our deep domain knowledge and extensive participation in day-to-day investment, finance and fund administration activities enable us to create informative and timely articles that are the basis of our eBriefings.

Deep Domain Knowledge and Extensive Industry Experience.  As of December 31, 2010, we had 1,195 development, service and support professionals with significant expertise across the eight vertical markets that we serve and a deep working knowledge of our clients’ businesses. By leveraging our domain expertise and knowledge, we have developed, and continue to improve, our mission-critical software products and services to enable our clients to overcome the complexities inherent in their businesses. For example, our Complete Asset Management, Reporting and Accounting, or CAMRA, software, which supports the entire portfolio management function across all typical securities transactions, was originally released in 1989 and has been continually updated to meet our clients’ new business requirements. We were founded in 1986 by William C. Stone, who has served as our Chairman and Chief Executive Officer since our inception. Our senior management team has a track record of operational excellence and an average of more than 15 years of experience in the software and financial services industries.

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

Superior Client Support and Focus.  Our ability to rapidly deliver improvements and our reputation for superior service have proven to be a strong competitive advantage when developing client relationships. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. We also offer the SS&C Solution Center, an interactive website that serves as an exclusive online client community where clients can find answers to product questions, exchange information, share best practices and comment on business issues. We believe a close and active service and support relationship significantly enhances client satisfaction, strengthens client relationships and furnishes us with information regarding evolving client issues.

Our growth strategy

We intend to be the leading provider of superior technology solutions to the financial services industry. The key elements of our growth strategy include:

Continue to Develop Software-Enabled Services and New Proprietary Software.  Since our founding in 1986, we have focused on building substantial financial services domain expertise through close working relationships with our clients. We have developed a deep knowledge base that enables us to respond to our clients’ most complex financial, accounting, actuarial, tax and regulatory needs. We intend to maintain and enhance our technological leadership by using our domain expertise to build valuable new software-enabled services and solutions, continuing to invest in internal development and opportunistically acquiring products and services that address the highly specialized needs of the financial services industry. Our internal product development team works closely with marketing and client service personnel to ensure that product evolution reflects developments in the marketplace and trends in client requirements. In addition, we intend to continue to develop our products in a cost-effective manner by leveraging common components across product families. We believe that we enjoy a competitive advantage because we can address the investment and financial management needs of high-end clients by providing industry-tested products and services that meet global market demands and enable our clients to automate and integrate their front-, middle- and back-office functions for improved productivity, reduced manual intervention and bottom-line savings. Our software-enabled services revenues increased from $30.9 million for the year ended December 31, 2004 to $211.8 million for the year ended December 31, 2010, representing a compound annual growth rate of 38%.

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

Continue to Capitalize on Acquisitions of Complementary Businesses and Technologies.  We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, expand our intellectual property portfolio, add new clients and supplement our internal development efforts. We believe our acquisitions have been an extension of our research and development effort that has enabled us to purchase proven products and remove the uncertainties associated with software development projects. We will seek to opportunistically acquire, at reasonable valuations, businesses, products and technologies in our existing or complementary vertical markets that will enable us to better satisfy our clients’ rigorous and evolving needs. We have a proven ability to integrate complementary businesses as demonstrated by the 31 businesses we have acquired since 1995. Our experienced senior management team leads a rigorous evaluation of our acquisition candidates to ensure that they satisfy our product or service needs and will successfully integrate with our business while meeting our targeted financial goals. As a result, our acquisitions have contributed marketable products or services that have added to our revenues. Through the broad reach of our direct sales force and our large installed client base, we believe we can market these acquired products and services to a large number of prospective clients. Additionally, we have been able to improve the operational performance and profitability of our acquired businesses, creating significant value for our stockholders.

Strengthen Our International Presence.  We believe that there is a significant market opportunity to provide software and services to financial services providers outside North America. In the year ended December 31, 2010, we generated 17% of our revenues from clients outside North America. We are building our international operations in order to increase our sales outside North America. We plan to continue to expand our international market presence by leveraging our existing software products and software-enabled services. For example, we believe that the rapidly growing alternative investment management market in Europe presents a compelling growth opportunity.

Our acquisitions

We intend to continue to employ a highly disciplined and focused acquisition strategy to broaden and enhance our product and service offerings, add new clients and supplement our internal development efforts. Our acquisitions have enabled us to expand our product and service offerings into new markets or client bases within the financial services industry. The addition of new products and services has also enabled us to market other products and services to acquired client bases. We believe our acquisitions have been an extension of our research and development effort and have enabled us to purchase proven products and remove the uncertainties sometimes associated with software development projects.

Since 1995, we have acquired 31 businesses within our industry. These acquisitions have contributed marketable products and services, which have added to our revenues and earnings. We believe we have generally been able to improve the operating performance and profitability of our acquired businesses. We seek to reduce the costs of the acquired businesses by consolidating sales and marketing efforts and by eliminating redundant administrative tasks and research and development expenses. In many cases, we have also been able to increase revenues generated by acquired products and services by leveraging our existing products and services, larger sales capabilities and client base.

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

The following table provides a list of acquisitions we have made since 1995:

		Contract Purchase	Acquired Capabilities, Products
Acquisition Date	Acquired Business	Price*	and Services

March 1995	Chalke	$10,000,000	Expanded insurance footprint with PTS actuarial product
November 1997	Mabel Systems	$850,000 and 109,224 shares	Entered Benelux market with investment accounting product
December 1997	Shepro Braun Systems	1,500,000 shares	Entered hedge fund and family office markets with Total Return product
March 1998	Quantra	$2,269,800 and 819,028 shares	Entered the real estate property management market with SKYLINE product
April 1998	The Savid Group	$821,500	Expanded debt & derivative product offerings
March 1999	HedgeWare	1,028,524 shares	Expanded product offerings for the hedge fund and family office markets
March 1999	Brookside	41,400 shares	Expanded our consulting services capabilities
November 2001	Digital Visions	$1,350,000	Entered financial institutions market with BANC Mall, PALMS and PortPro products
January 2002	Real-Time, USA	$4,000,000	Expanded financial institutions offerings with Lightning and Real-Time products
November 2002	DBC	$4,500,000	Added municipal finance structuring products for underwriters, investment banks, municipal issuers and financial advisors
December 2003	Amicorp Fund Services	$1,800,000	Entered offshore fund administration services market
January 2004	Investment Advisory Network	$3,000,000	Expanded wealth management capabilities with Compass and Portfolio Manager products
February 2004	NeoVision Hypersystems	$1,600,000	Added data visualization dashboard capabilities with Heatmaps product
April 2004	OMR Systems	$19,671,000	Added integrated global product offering for financial institutions and hedge funds with TradeThru product
February 2005	Achievement Technologies	$470,000	Enhanced real estate property management offering with SamTrak facilities management product
February 2005	EisnerFast	$25,300,000	Expanded fund administration services to the hedge fund and private equity markets

		Contract Purchase	Acquired Capabilities, Products
Acquisition Date	Acquired Business	Price*	and Services

April 2005	Financial Models Company	$159,000,000	Expanded front-, middle- and back-office products and services to the investment management industry including Pacer, Pages, Recon and Sylvan products
June 2005	Financial Interactive	358,424 shares and warrants to purchase 50,000 shares	Expanded alternative investment fund offerings with FundRunner CRM product.
August 2005	MarginMan	$5,600,000	Expanded depth in foreign currency exchange market with MarginMan product
October 2005	Open Information Systems	$24,000,000	Entered money market , custody and security lending market with Global Debt Manager, Information Manager and Money Market Manager products
March 2006	Cogent Management	$12,250,000	Expanded fund administration services to hedge fund and private equity markets
August 2006	Zoologic	$3,000,000	Added education and training courseware offerings for financial institutions
March 2007	Northport	$5,000,000	Expanded fund administration services to private equity market
October 2008	Micro Design Services	$17,200,000	Expanded real-time, mission-critical order routing and execution services with ACA, BlockTalk and MarketLook products
March 2009	Evare	$3,514,500	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services
May 2009	MAXIMIS	$7,700,000	Expanded institutional footprint and provided new cross-selling opportunities
November 2009	TheNextRound	$21,000,000	Expanded private equity client base with TNR Solution product
December 2009	Tradeware	$22,500,000	Expanded electronic trading offering in broker/dealer market
February 2010	GIPS	$12,000,000	Expanded fund administration services to private equity market
October 2010	thinkorswim Technologies	$5,000,000	Added electronic OMS/EMS offering in broker/dealer market

		Contract Purchase	Acquired Capabilities, Products
Acquisition Date	Acquired Business	Price*	and Services

December 2010	TimeShareWare	$30,500,000	Added shared ownership property management platform to real estate offering

*	Share references are to shares of SS&C common stock after giving effect to SS&C’s three-for-two common stock split in the form of a stock dividend effective as of March 2004, but do not reflect the capital structure of Holdings.

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

Products	Typical Users	Vertical Markets Served

Portfolio Management/Accounting
AdvisorWare	Portfolio managers	Alternative investment managers
Altair	Asset managers	Financial markets
CAMRA	Fund administrators	Institutional asset managers
Debt & Derivatives FundRunner Marathon Global Wealth Platform Lightning MAXIMIS Pacer Pages PALMS PortPro Recon Sylvan TNR Solution Total Return	Investment advisors Auditors Alternative investment managers Brokers/dealers	Insurance & pension funds Treasury, banks & credit unions

Products	Typical Users	Vertical Markets Served

Trading/Treasury Operations
Antares Antares Trader MarginMan MarketLook Information System TradeDesk TradeThru Tradeware MarketCenter	Securities traders Financial institutions Asset managers Brokers/dealers Financial exchanges	Alternative investment managers Financial markets Treasury, banks & credit unions Corporate treasuries
Financial Modeling
DBC	CEO/CFOs	Insurance & pension funds
PTS	Risk managers	Municipal finance groups
Risk Analytics	Actuarial professionals	Treasury, banks & credit unions
	Bank asset/liability managers	Asset managers
	Investment bankers	Hedge funds
State/local treasury staff
Financial advisors
Loan Management/Accounting
BANC Mall	Mortgage originators	Commercial lenders
LMS Loan Suite LMS Originator LMS Servicer	Commercial lenders Mortgage loan servicers Mortgage loan portfolio managers	Insurance & pension funds Treasury, banks & credit unions
Real estate investment managers
Bank/credit union loan officers
Property Management
CondotelWare	Real estate investment managers	Real estate leasing/property managers
SKYLINE	Real estate leasing agents
TimeShareWare	Real estate property managers Facility managers Condo managers Time share resort managers
Money Market Processing
Information Manager Money Market Manager Global Debt Manager	Financial institutions Custodians Security lenders Cash managers	Treasury, banks & credit unions
Training
Zoologic Learning Solutions	Financial institutions Asset managers Hedge fund managers Investment bankers	All verticals

Services	Typical Users	Vertical Markets Served

Advanced Component Architecture Custom Mobility Evare GlobalX SS&C Direct SS&C Fund Services SS&C PEI Solutions SSCNet SVC Tradeware FIXLink Tradeware OATS Consolidator	Portfolio managers Asset managers Financial exchanges Fund administrators Investment advisors Alternative investment managers Securities traders Brokers/dealers Private equity	Alternative investment managers Financial markets Institutional asset managers Insurance and pension funds Treasury, banks & credit unions

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

FundRunner Marathon.  Fund Runner Marathon gives hedge fund managers the tools necessary for investor communication and reporting.

Global Wealth Platform.  A web-based service, Global Wealth Platform combines our core asset management product functions with an innovative, easy-to-use interface. Global Wealth Platform provides an integrated suite with key components — modeling, trading, portfolio accounting, client communications and other mission critical workflows — as an on-demand, software-enabled service.

Lightning.  Lightning is a comprehensive software-enabled service supporting the front-, middle- and back-office processing needs of commercial banks and broker-dealers of all sizes and complexity. Lightning automates a number of processes, including trading, sales, funding, accounting, risk analysis and asset/liability management.

MAXIMIS.  MAXIMIS is a real-time intranet-enabled portfolio management solution for insurance companies, pension funds and institutional asset managers. Its key product functions include portfolio analysis, investment management, trade processing, cash processing, multi-currency accounting, regulatory reporting, operations and analysis and management reporting.

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

Sylvan.  Sylvan is a performance measurement, attribution and composite management platform that is designed to streamline the calculation and reporting of performance measurement requirements.

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

Antares Trader.  Antares Trader is an integrated order and execution management system (OEMS) that enables clients to integrate pre-trade compliance, real-time position and profit and loss (P&L), “what-if” analysis, reporting, and Financial Information eXchange (FIX) connectivity. In addition, Antares Trader facilitates the routing of trades to multiple brokers and execution venues and provides direct market access for equities, futures and options trading.

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

Risk Analytics.  Risk Analytics provides a comprehensive view of risk across all asset classes for banks, hedge funds, asset managers, insurance companies and pension funds. Risk Analytics is designed for risk managers who need better tracking, managing and reporting of value-at-risk and ex-ante risk measures across all asset classes.

Loan management/accounting

Our products that support loan administration activities are LMS and BANC Mall.

BANC Mall.  BANC Mall is an Internet-based lending and leasing tool designed for loan officers and loan administrators. BANC Mall provides, as a software-enabled service, online lending, leasing and research tools that deliver critical information for credit processing and loan administration. Clients use BANC Mall on a fee-for-service basis to access more than a dozen data providers.

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

Property management

CondotelWare.  CondotelWare incorporates a Service Oriented Architecture (SOA) and is designed to address the special operational challenges of condominium hotels.

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

TimeShareWare.  TimeShareWare Enterprise incorporates a Service Oriented Architecture (SOA) and provides the tools, structure, and performance needed to accommodate management of complex and demanding resort operations, including sales and marketing, management, contract processing, loan servicing and property management.

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

The SS&C Direct service includes:

•	full BPO investment accounting and investment operations services,

•	hosting of a company’s application software,

•	automated workflow integration,

•	automated quality control mechanisms, and

•	extensive interface and connectivity services to custodian banks, data service providers, depositories and other external entities.

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

SS&C PEI Solutions.  SS&C PEI Solutions provides outsourced administration services and software designed specifically for the private equity firms and the partnerships they sponsor.

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

Software-Enabled Services.  We provide a broad range of software-enabled services for our clients. By utilizing our proprietary software and avoiding the substantial use of third-party products to provide our software-enabled services, we are able to greatly reduce potential operating risks, efficiently tailor our products and services to meet specific client needs, significantly improve overall service levels and generate high overall operating margins and cash flow. Our software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments and are subject to automatic annual renewal at the end of the initial term unless terminated by either party. Pricing on our software-enabled services varies depending upon the complexity of the services being provided, the number of users, assets under management and transaction volume. Importantly, our software-enabled services allow us to leverage our proprietary software and existing infrastructure, thereby increasing our aggregate profits and cash flows. For the year ended December 31, 2010, revenues from software-enabled services represented 64.4% of total revenues.

Software License and Related Maintenance Agreements.  We license our software to clients through either perpetual or term licenses. In connection with these contracts we provide maintenance. Maintenance contracts on our core enterprise software products, which typically incorporate annual pricing increases, provide us with a stable and contractually recurring revenue base due to average revenue retention rates of over 90% in each of the last five years. We typically generate additional revenues as our existing clients expand usage of our products. For the year ended December 31, 2010, license and maintenance revenues represented 7.2% and 22.1% of total revenues, respectively.

Blended Solutions.  We provide certain clients with targeted, blended solutions based on a combination of our various software and software-enabled services. We believe that this capability further differentiates us from many of our competitors that are unable to provide this level of service.

Professional services

We offer a range of professional services to assist clients. Professional services consist of consulting and implementation services, including the initial installation of systems, conversion of historical data and ongoing training and support. Our in-house consulting teams work closely with the client to ensure the smooth transition and operation of our systems. Our consulting teams have a broad range of experience in the financial services industry and include certified public accountants, chartered financial analysts, mathematicians and IT professionals from the asset management, real estate, investment, insurance, hedge fund, municipal finance and banking industries. We believe our commitment to professional services facilitates the adoption of our software products across our target markets. For the year ended December 31, 2010, revenues from professional services represented 6.3% of total revenues.

Product support

We believe a close and active service and support relationship is important to enhancing client satisfaction and furnishes an important source of information regarding evolving client issues. We provide our larger clients with a dedicated client support team whose primary responsibility is to resolve questions and provide solutions to address ongoing needs. Direct telephone support is provided during extended business hours, and additional hours are available during peak periods. We also offer the SS&C Solution Center, a website that serves as an exclusive online community for clients, where clients can find answers to product questions, exchange information, share best practices and comment on business issues. Approximately every two weeks, we distribute via the Internet our software and services eBriefings , which are industry-specific articles in our eight vertical markets and in geographic regions around the world. We supplement our service and support activities with comprehensive training. Training options include regularly hosted classroom and online instruction, e.Training , and online client seminars, or “webinars,” that address current, often technical, issues in the financial services industry.

We periodically make maintenance releases of licensed software available to our clients, as well as regulatory updates (generally during the fourth quarter, on a when and if available basis), to meet industry reporting obligations and other processing requirements.

Clients

We have over 4,500 clients globally in eight vertical markets within the financial services industry that require a full range of information management and analysis, accounting, actuarial, reporting and compliance software on a timely and flexible basis. Our clients include multinational banks, retail banks and credit unions, hedge funds, funds of funds and family offices, institutional asset managers, insurance companies and pension funds, municipal finance groups, brokers/dealers, financial exchanges, commercial lenders, real estate lenders and property managers. Our clients include many of the largest and most well-recognized firms in the financial services industry. During the year ended December 31, 2010, our top 10 clients represented approximately 17% of revenues, with no single client accounting for more than 5% of revenues.

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

Product development and engineering

We believe we must introduce new products and offer product innovation on a regular basis to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage this expertise across all product lines. We have invested heavily in developing a comprehensive product analysis process to ensure a high degree of product functionality and quality. Maintaining and improving the integrity, quality and functionality of existing products is the responsibility of individual product managers. Product engineering management efforts focus on enterprise-wide strategies, implementing best-practice technology regimens, maximizing resources and mapping out an integration plan for our entire umbrella of products as well as third-party products. Our research and development expenses for the years ended December 31, 2008, 2009 and 2010 were $26.8 million, $26.5 million and $31.4 million, respectively. In addition, we have made significant investments in intellectual property through our acquisitions.

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

Financial Markets:  In our financial markets, our competition falls into two categories — the internal development organizations within financial enterprises and specialized financial vendors, such as SunGard, Fidessa and Cinnober. The key competitive factors in marketing financial markets technology solutions are a proven track record of delivering high quality solutions, level of responsiveness and overall net cost. Our strengths in this market are a successful track record of delivering solutions and our reputation with our clients. This is an extremely competitive environment which requires developing a strong customer relationship where we are viewed more as a partner than a vendor.

Proprietary rights

We rely on a combination of trade secret, copyright, trademark and patent law, nondisclosure agreements and technical measures to protect our proprietary technology. We have registered trademarks for many of our products and will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality and/or license agreements with our employees, distributors, clients and potential clients. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford limited protection. These efforts may be insufficient to prevent third parties from asserting intellectual property rights in our technology. Furthermore, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use proprietary information, and third parties may assert ownership rights in our proprietary technology. For additional risks relating to our proprietary technology, please see “Risk factors — Risks relating to our business — If we are unable to protect our proprietary technology, our success and our ability to compete will be subject to various risks, such as third-party infringement claims, unauthorized use of our technology, disclosure of our proprietary information or inability to license technology from third parties.”

Rapid technological change characterizes the software development industry. We believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable service and support are more important to establishing and maintaining a leadership position than legal protections of our technology.

Employees

As of December 31, 2010, we had 1,399 full-time employees, consisting of:

•	242 employees in research and development;

•	826 employees in consulting and services;

•	90 employees in sales and marketing;

•	127 employees in client support; and

•	114 employees in finance and administration.

As of December 31, 2010, 365 of our employees were in our international operations. No employee is covered by any collective bargaining agreement. We believe that we have a good relationship with our employees.

Additional Information

We were organized as a Connecticut corporation in March 1986 and reincorporated as a Delaware corporation in April 1996. Our principal executive offices are located at 80 Lamberton Road, Windsor, Connecticut 06095. On November 23, 2005, Holdings acquired SS&C in connection with the Transaction, as described above. The telephone number of our principal executive offices is (860) 298-4500.

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

As widely reported, global credit and financial markets have experienced extreme disruptions over the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These factors have caused and could continue to cause our clients or prospective clients to delay or reduce purchases of our products, and our revenues could be adversely affected. Fluctuations in the value of assets under our clients’ management could also adversely affect our revenues. Unfavorable economic conditions or continuing economic uncertainty could make it difficult for our clients to obtain credit on reasonable terms or at all, preventing them from making desired purchases of our products and services, and may impair the ability of our clients to pay for products they have purchased. We cannot predict the timing or duration of any economic downturn, generally, or in the markets in which our businesses operate. Continued turbulence in the U.S. and international markets, renewed concern about the strength and sustainability of a recovery, particularly given the risk of sovereign debt defaults by European Union member countries, and prolonged declines in business consumer spending could materially adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients.

Our clients include a range of organizations in the financial services industry whose success is linked to the health of the economy generally and of the financial markets specifically. As a result, we believe that fluctuations, disruptions, instability or prolonged downturns in the general economy and the financial services industry could adversely affect demand for our products and services. For example, such fluctuations, disruptions, instability or downturns may cause our clients to do the following:

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

We have acquired and intend in the future to acquire companies, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. However, acquisitions could subject us to contingent or unknown liabilities, and we may have to incur debt or severance liabilities or write off investments, infrastructure costs or other assets.

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

Integration may not be smooth or successful.  The inability of management to successfully integrate the operations of acquired companies could disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Such acquisitions may also place a significant strain on our administrative, operational, financial and other resources. To manage growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. If we are unable to manage our growth and the related expansion in our operations from recent and future acquisitions, our business may be harmed through a decreased ability to monitor and control effectively our operations and a decrease in the quality of work and innovation of our employees. Certain of our acquisitions have generated disputes with stockholders or management of acquired companies that have required the expenditure of our resources to address or have led to litigation; any such disputes may reduce the value we hope to realize from our acquisitions, either by increasing our costs of the acquisition, reducing our opportunities to realize revenues from the acquisition or imposing litigation costs or adverse judgments on us.

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

We believe that our success is due in part to our experienced management team. We depend in large part upon the continued contribution of our senior management and, in particular, William C. Stone, our Chief Executive Officer and Chairman of our Board of Directors. Losing the services of one or more members of our senior management could significantly delay or prevent the achievement of our business objectives. Mr. Stone has been instrumental in developing our business strategy and forging our business relationships since he founded the company in 1986. We maintain no key man life insurance policies for Mr. Stone or any other senior officer or manager.

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

Existing patent and copyright laws afford only limited protection. Third parties may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. There are many patents in the financial services field. As a result, we are subject to the risk that others will claim that the important technology we have developed, acquired or incorporated into our products will infringe the rights, including the patent rights, such persons may hold. These claims, if successful, could result in a material loss of our intellectual property rights. Expensive and time-consuming litigation may be necessary to protect our proprietary rights.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are from time to time a party to litigation to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property rights, including patents, trademarks and copyrights. From time to time, we have received notices claiming our technology may infringe third-party intellectual property rights or otherwise threatening to assert intellectual property rights. Any parties asserting that our products or services infringe upon their proprietary rights could force us to defend ourselves and possibly our clients against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, could be time-consuming and expensive to resolve, adversely affect our revenues, profitability and prospects and divert management time and attention away from our operations. We may be required to re-engineer our products or services or obtain a license of third-party technologies on unfavorable terms.

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

The licensing of, and the provision of software-enabled services, maintenance and professional services relating to, our CAMRA, TradeThru, Pacer, AdvisorWare and Total Return software accounted for approximately 50% of our revenues for the year ended December 31, 2010. We expect that the revenues from these software products and services will continue to account for a significant portion of our total revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on our ability to sustain or grow our revenues and harm our business, financial condition and results of operations.

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

Our software products are highly complex and sophisticated and could contain design defects or software errors that are difficult to detect and correct. Errors or bugs may result in loss of client data or require design modifications. We cannot be certain that, despite testing by us and our clients, errors will not be found in new products, which errors could result in data unavailability, loss or corruption of client assets, litigation and other claims for damages against us. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from our ongoing operations. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our operating results and financial condition.

Challenges in maintaining and expanding our international operations can result in increased costs, delayed sales efforts and uncertainty with respect to our intellectual property rights and results of operations.

For the years ended December 31, 2008, 2009 and 2010, international revenues accounted for 39%, 36% and 32%, respectively, of our total revenues. We sell certain of our products, such as Altair and Pacer, primarily outside the United States. Our international business may be subject to a variety of risks, including:

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

Carlyle and its affiliates own a substantial majority of the fully diluted equity of Holdings, and, therefore, have the power to control our affairs and policies. Carlyle and its affiliates also control, to a large degree, the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected will have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The interests of Carlyle and its affiliates could conflict with the interests of note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle, as equity holders, might conflict with the interests of note holders. Carlyle and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a note holder. Additionally, Carlyle and its affiliates are in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or clients of ours.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our 11 3/4% senior subordinated notes due 2013 and our senior credit facilities.

We have incurred a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $290.8 million and additional available borrowings of $75.0 million under our revolving credit facility. Our total indebtedness consisted of $133.3 million of 11 3/4% senior subordinated notes due 2013 and $157.5 million of secured indebtedness under our term loan B facility.

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

We are currently obligated to make periodic principal and interest payments on our senior and subordinated debt of approximately $21.3 million annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

In addition, our senior credit facilities include other covenants which, subject to permitted exceptions, prohibit us from making capital expenditures in excess of certain thresholds, making investments, loans and other advances, engaging in sale-leaseback transactions, entering into speculative hedging agreements, and prepaying our other indebtedness while indebtedness under our senior credit facilities is outstanding. The agreement governing our senior credit facilities also requires us to maintain compliance with specified financial ratios, particularly a leverage ratio and an interest coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. See Note 6 to our consolidated financial statements for additional information.

The restrictions contained in the indenture governing the notes and the agreement governing our senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or acquire companies, products or technologies or otherwise restrict our activities or business plans.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our senior credit facilities. If such a default occurs, the lenders under our senior credit facilities may elect to:

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

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to repurchase the notes at the required price or that restrictions in our senior credit facilities will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture governing the notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices, which consist of 73,000 square feet of office space located in 80 Lamberton Road, Windsor, CT 06095. In 2006, we extended the lease term through October 2016. We utilize facilities and offices in eighteen other locations in the United States and have offices in Toronto, Canada; Montreal, Canada; London, England; Dublin, Ireland; Amsterdam, the Netherlands; Kuala Lumpur, Malaysia; Tokyo, Japan; Singapore; Curacao, the Netherlands Antilles; and Sydney, Australia. We believe that our facilities are in good condition and generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3.	Legal Proceedings

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of our management, we are not involved in any litigation or proceedings by third parties that our management believes could have a material adverse effect on us or our business.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings owns all of our outstanding common stock, and there is no established public trading market for our common stock. As of the date of this filing, there is one holder of record of our common stock. We paid no cash dividends on our commons stock in 2009 or 2010, and we do not expect to pay dividends on our common stock in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Transaction” and Note 6 of notes to our consolidated financial statements for a description of restrictions on our ability to pay dividends.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

	Successor
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December	December	December	December	December
	31, 2010(5)	31, 2009(4)	31, 2008(3)	31, 2007(2)	31, 2006(1)
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$328,905	$270,915	$280,006	$248,168	$205,469
Operating income	79,840	67,103	65,083	48,730	43,869
Net income	32,413	19,018	18,801	6,575	1,075
Cash dividends declared per share	—	—	—	—	—

	2010	2009	2008	2007	2006

Balance Sheet Data (at period end):
Total assets	$1,275,726	$1,185,641	$1,127,353	$1,190,495	$1,152,521
Total long-term debt, including current portion	290,794	397,259	408,726	443,009	471,929
Stockholder’s equity	857,183	645,987	587,253	612,593	563,132

(1)	On March 3, 2006, we acquired all of the outstanding stock of Cogent Management Inc. On August 31, 2006, we acquired the assets and business of Zoologic, Inc.

(2)	On March 12, 2007, we acquired all of the assets and business of Northport LLC.

(3)	On October 1, 2008, we acquired the assets and business of Micro Design Services, LLC. See Notes 2 and 11 of notes to our consolidated financial statements.

(4)	On March 20, 2009, we acquired the assets and business of Evare, LLC. On May 29, 2009, we acquired the assets and related business associated with Unisys Corporation’s MAXIMIS software. On November 19, 2009, we acquired all of the outstanding stock of TheNextRound, Inc. On December 31, 2009, we acquired Tradeware Global Corp., through the merger of TG Acquisition Corp., our wholly-owned subsidiary, with and into Tradeware Global Corp., with Tradeware Global Corp., being the surviving company and becoming our wholly-owned subsidiary. See Notes 2 and 11 of notes to our consolidated financial statements.

(5)	On February 3, 2010, we acquired the assets and related business associated with Geller & Company LLC’s Geller Investment Partnership Services division. On October 1, 2010, we acquired all of the outstanding stock of PC Consulting d/b/a thinkorswim Technologies, Inc. On December 6, 2010, we acquired the all of the outstanding stock of TimeShareWare. See Notes 2 and 11 of notes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since 2007, we have expanded our presence in current markets and entered new markets, increased our contractually recurring revenues, enhanced our operating income, paid down debt and reduced our debt leverage, increased our revenues through offering our proprietary software as software-enabled services, and expanded our reach in the financial services market. Our acquisitions since 2007 have expanded our offerings for alternative investment managers, added to our portfolio management systems and provided us with new trading products for broker/dealers and financial exchanges.

Our revenues for 2010 were $328.9 million, compared to $270.9 million and $280.0 million in 2009 and 2008, respectively. Our revenues increased in 2010 from 2009 primarily as a result of revenues from products and services that we acquired through our acquisitions of Evare, LLC, or Evare, in March 2009, Unisys Corporation’s MAXIMIS software, or MAXIMIS, in May 2009, TheNextRound, Inc., or TNR, in November 2009, Tradeware Global Corp., or Tradeware, in December 2009, Geller & Company LLC’s Geller Investment Partnership Services division, or GIPS, in February 2010, thinkorswim Technologies, Inc., or TOS, in October 2010 and TimeShareWare, or TSW, in December 2010, which, in the aggregate, added $35.3 million in revenues in the year ended December 31, 2010. Organic revenues increased $17.6 million, and the favorable impact from foreign currency translation accounted for $5.1 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our recurring revenues, which consist of our maintenance revenues and software-enabled services revenues, were $284.5 million in 2010, compared to $229.4 million and $230.8 million in 2009 and 2008, respectively. In 2010, recurring revenues represented 86.5% of total revenues, compared to 84.7% and 82.4% in 2009 and 2008, respectively. We believe our high level of recurring revenues provides us with the ability to better manage our costs and capital investments. Our revenues from sales outside the United States were $104.3 million in 2010, compared to $98.6 million and $110.3 million in 2009 and 2008, respectively.

As we have expanded our business, we have focused on increasing our contractually recurring revenues. Since 2007, we have seen increased demand in the financial services industry for our software-enabled services from existing and new customers. We have taken a number of steps to support that demand, such as automating our software-enabled services delivery methods and providing our employees with sales incentives. We have also acquired businesses that offer software-enabled services or that have a large base of maintenance clients. We believe that increasing the portion of our total revenues that are contractually recurring gives us the ability to better plan and manage our business and helps us reduce the fluctuations in revenues and cash flows typically associated with software license revenues. Our software-enabled services revenues increased from $165.6 million in 2008 to $211.8 million in 2010. Our maintenance revenues increased from $65.2 million in 2008 to $72.7 million in 2010. Maintenance customer retention rates have continued to be in excess of 90%, and we have maintained both pricing levels for new contracts and annual price increases for existing contracts. To support the growth in our software-enabled services revenues and maintain our level of customer service, we have added personnel, expanded our facilities and invested in information technology. These investments and automation improvements in our software-enabled services have resulted in improved gross margins. Gross margins have increased from 49.1% in 2008 to 49.6% in 2010. We expect our contractually recurring revenues to continue to increase as a percentage of our total revenues.

We continue to focus on improving operating margins. Our total expenses, including costs of revenues, were $249.1 million in 2010, compared to $203.8 million and $214.9 million in 2009 and 2008, respectively. Our expenses increased in 2010 over 2009 primarily due to acquisitions, which added expenses of $25.3 million, an increase in stock-based compensation expense of $7.6 million, an increase in costs of $3.5 million related to foreign currency translation, an increase of $4.0 million in amortization expense, and an increase of $4.9 million in costs to support organic revenue growth. As a result of managing our expenses, our operating income margins were 24.3% of revenues in 2010 compared to 24.8% in 2009 and 23.2% in 2008. Consolidated EBITDA, a non-GAAP financial measure defined in our credit agreement and used to measure our debt compliance, was $141.3 million in 2010 compared to $119.3 million and $115.6 million, in 2009 and 2008, respectively. Please see Covenant Compliance for a reconciliation of net income to Consolidated EBITDA.

We generated $75.6 million in cash from operating activities in 2010, compared to $59.9 million and $61.7 million in 2009 and 2008, respectively. In 2010, we used our operating and financing cash flow and existing cash to repay $108.1 million of debt, acquire three businesses for $45.8 million, invest $4.8 million in capital equipment in our business and invest $0.5 million in capitalized software.

Acquisitions

To supplement our organic growth, we evaluate and execute acquisitions that provide complementary products or services, add proven technology and an established client base, expand our intellectual property portfolio or address a highly specialized problem or a market niche. Since the beginning of 2008, we have spent approximately $115.2 million in cash to acquire eight businesses in the financial services industry.

The following table lists the businesses we have acquired since January 1, 2008:

Acquired Business	Acquisition Date	Acquired Capabilities, Products and Services

TimeShareWare	December 2010	Added shared ownership property management platform to real estate offering
thinkorswim Technologies	October 2010	Added electronic OMS/EMS offering in broker dealer market
GIPS	February 2010	Expanded fund administration services to private equity market
Tradeware	December 2009	Added electronic trading offering in broker/dealer market
TheNextRound	November 2009	Expanded private equity client base with TNR Solution product
MAXIMIS	May 2009	Expanded institutional footprint and provided new cross-selling opportunities
Evare	March 2009	Expanded institutional middle- and back-office outsourcing services with financial data acquisition, transformation and delivery services
Micro Design Services	October 2008	Added real-time, mission-critical order routing and execution services with ACA, BlockTalk and MarketLook products

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

Software-enabled services revenues, which are based on a monthly fee or transaction-based, are recognized as the services are performed. Software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

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

We use a signed license agreement as evidence of an arrangement for the majority of our transactions. Delivery generally occurs when the product is delivered to a common carrier F.O.B. shipping point, or if delivered electronically, when the client has been provided with access codes that allow for immediate possession via a download. Although our arrangements generally do not have acceptance provisions, if such provisions are included in the arrangement, then delivery occurs at acceptance, unless such acceptance is deemed perfunctory. At the time of the transaction, we assess whether the fee is fixed or determinable based on the payment terms. Collection is assessed based on several factors, including past transaction history with the client and the creditworthiness of the client. The arrangements for perpetual software licenses are generally sold with maintenance and professional services. We allocate revenue to the delivered components, normally the license component, using the residual value method based on objective evidence of the fair value of the undelivered elements. The total contract value is attributed first to the maintenance and customer support arrangement based on the fair value, which is derived from renewal rates. Fair value of the professional services is based upon stand-alone sales of those services. Professional services are generally billed at an hourly rate plus out-of-pocket expenses. Professional services revenues are recognized as the services are performed. Maintenance agreements generally require us to provide technical support and software updates to our clients (on a when-and-if- available basis). We generally provide maintenance services under one-year renewable contracts. Maintenance revenues are recognized ratably over the term of the contract.

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

Long-lived Assets, Intangible Assets and Goodwill

We must test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill or indefinite-lived intangible assets may be impaired). Historically, we have tested the recoverability of goodwill by comparing the fair value or our reporting unit to its book value. To the extent that we do not achieve our revenue or operating cash flow plans or other measures of fair value decline, including external valuation assumptions, our current goodwill carrying value could be impaired. Additionally, since fair value is also based in part on the market approach, if comparable company market multiples decline from the levels at December 31, 2010, it is possible we could be required to perform the second step of the goodwill impairment test and impairment could result. The first step of the impairment analysis indicated that the fair value of our reporting unit exceeded its carrying value by more than 25% at December 31, 2010.

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

Acquisition Accounting

In connection with our acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, completed technology, in-process research and development, client contracts, other identifiable intangible assets, deferred revenue and goodwill. We applied significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives. For example, we have determined the fair value of existing client contracts based on the discounted estimated net future cash flows from such client contracts existing at the date of acquisition and the fair value of the completed technology based on the relief-from-royalties method on estimated future revenues of such completed technology. While actual results during the years ended December 31, 2010, 2009 and 2008 were consistent with our estimated cash flows and we did not incur any impairment charges during those years, different estimates and assumptions in valuing acquired assets could yield materially different results.

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

To date, we have granted stock options to our employees and directors under our 2006 equity incentive plan and 2008 stock incentive plan. Because there was no public market for our common stock prior to our IPO, our board of directors determined the fair value of our common stock on the measurement date, which required complex and subjective judgments. Our board reviewed and considered a number of factors when determining the fair value of our common stock, including:

•	the value of our business as determined at arm’s length in connection with the Transaction;

•	significant business milestones that may have affected the value of our business subsequent to the Transaction;

•	the risks associated with our business;

•	the economic outlook in general and the condition and outlook of our industry;

•	our financial condition and expected operating results;

•	our level of outstanding indebtedness;

•	the market price of stocks of publicly traded corporations engaged in the same or similar lines of business;

•	as of July 31, 2006, March 31, 2007 and March 1, 2008, analyses using a weighted average of three generally accepted valuation procedures: the income approach, the market approach — publicly traded guideline company method and the market approach — transaction method; and

•	as of November 15, 2008, April 1, 2009 and November 30, 2009, analyses using a weighted average of two generally accepted valuation procedures: the income approach and the market approach-publicly traded guideline company method. The market approach- transaction method was not utilized due to the lack of comparable transactions in the evaluation period.

The following table summarizes information about stock-based compensation awards granted since August 2006, the date of the first option grants since the Transaction:

				Weighted
			Weighted-	Average Fair	Weighted-Average Grant Date Fair
		Shares Under	Average	Value of	Value of Options by Vesting Type(1):
	Shares Under	Restricted	Exercise	Underlying			Change in
Grant Date	Option	Stock Award	Price	Stock	Time	Performance	Control

August 2006	9,909,555		$8.77	$8.77	$3.66	$3.88	$2.50
November 2006	89,250		8.77	8.77	3.62	3.84	2.50
March 2007	195,500		8.77	8.77	3.61	3.83	0.87
May 2007	148,750		11.64	11.64	4.81	5.10	1.07
June 2007	25,500		11.64	11.64	4.87	5.16	1.02
January 2009	255,041		10.08	10.08	2.86	—	—
December 2009	102,000		14.53	14.53	4.54	—	—
January 2010	4,250		14.53	14.53	4.49	—	—
February 2010	400,350		14.53	14.53	4.48	—	—
March 2010	1,615,085		14.53	14.53	4.51	—	—
March 2010	—	153,846	14.53	14.53	14.53	—	—
April 2010	21,250		15.29	15.29	4.79	—	—
May 2010	50,200		16.49	16.49	5.64	—	—
June 2010	48,500		17.83	17.83	6.06	—	—
August 2010	14,500		16.24	16.24	5.42	—	—

(1)	The weighted-average fair value of options by vesting type represents the value at the grant date. These fair values do not reflect the re-valuation of certain options related to modifications effected in February 2009, March 2008 and April 2007, or the resolutions approved by the Holdings’ board and compensation committee in February 2010 relating to performance-based and superior options, as more fully described in note 10 to our consolidated financial statements.

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

As of December 31, 2010, we had $9.5 million of liabilities for unrecognized tax benefits. All of the unrecognized tax benefits, if recognized, would decrease our effective tax rate and increase our net income. We recognize accrued interest and penalties relating to unrecognized tax benefits as a component of the income tax provision.

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

The following table sets forth revenues (dollars in thousands) and changes in revenues for the periods indicated:

				Percent Change from
	Year Ended December 31,			Prior Period
	2010	2009	2008	2010	2009

Revenues:
Software licenses	$23,683	$20,661	$24,844	14.6%	(16.8)%
Maintenance	72,703	66,099	65,178	10.0	1.4
Professional services	20,727	20,889	24,352	(0.8)	(14.2)
Software-enabled services	211,792	163,266	165,632	29.7	(1.4)

Total revenues	$328,905	$270,915	$280,006	21.4%	(3.2)%

The following table sets forth the percentage of our total revenues represented by each of the following sources of revenues for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Revenues:
Software licenses	7.2%	7.6%	8.9%
Maintenance	22.1	24.4	23.3
Professional services	6.3	7.7	8.7
Software-enabled services	64.4	60.3	59.1

Total revenues	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2010, 2009 and 2008

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

Revenues were $328.9 million, $270.9 million and $280.0 million in 2010, 2009 and 2008, respectively. Our revenues increased in 2010 by $58.0 million, or 21.4%, primarily due to an increase in revenues from products and services that we acquired through our acquisitions of Evare in March 2009, MAXIMIS in May 2009, TNR in November 2009, Tradeware in December 2009, GIPS in February 2010, TOS in October 2010 and TSW in December 2010, which, in the aggregate, added $35.3 million in revenues in the year ended December 31, 2010. Revenues for businesses and products that we have owned for at least 12 months, or organic revenues, increased $17.6 million, or 6.5%, and the favorable impact from foreign currency translation accounted for $5.1 million of the total increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar and the Australian dollar. Our revenues decreased in 2009 by $9.1 million, or 3.2%, primarily due to a decrease in organic revenues of $18.3 million, or 7%, partially offset by revenues from products and services that we acquired through our acquisitions of Micro Design Services (“MDS”) in October 2008, Evare in March 2009, MAXIMIS in May 2009 and TNR in November 2009, which added $15.6 million in revenues in the aggregate. The revenue decrease in 2009 was also due in part to the impact of the recent economic downturn and the unfavorable impact from foreign currency translation of approximately $6.4 million resulting from the strength of the U.S. dollar relative to the Canadian dollar, British pound, Australian dollar and the euro.

Software Licenses

Software license revenues were $23.7 million, $20.6 million and $24.8 million in 2010, 2009 and 2008, respectively. Our software license revenues increased in 2010 by $3.0 million primarily due to an increase of $1.9 million in organic software license revenues, revenues from acquisitions, which contributed $0.9 million, and an increase of $0.1 million related to foreign currency translation. Our software license revenues decreased in 2009 by $4.1 million primarily due to a decrease of $5.1 million in organic software license revenues and a decrease of $0.4 million related to foreign currency translation, partially offset by revenues of $1.4 million from acquisitions. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. During 2010, the average size and number of perpetual license transactions increased from those for the comparable period in 2009, while the revenues from term licenses decreased from the prior year period. During 2009, we had fewer perpetual license transactions than in 2008, but they remained at a similar average size. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.

Maintenance

Maintenance revenues were $72.7 million, $66.1 million and $65.2 million in 2010, 2009 and 2008, respectively. Our maintenance revenues increased in 2010 by $6.6 million, or 10%, primarily due to revenues from acquisitions, which contributed $6.6 million in the aggregate, and the favorable impact from foreign currency translation of $0.3 million. These increases were partially offset by a decrease in organic maintenance revenues of $0.3 million. Our maintenance revenues increased in 2009 by $0.9 million, or 1%, primarily due to revenue from acquisitions, which added $5.0 million, partially offset by a decrease of $2.7 million in organic maintenance revenues and a decrease of $1.4 million related to foreign currency translation. The decrease in organic maintenance revenues in 2009 was primarily due to a decrease in fees for one significant customer. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which is generally tied to the percentage changes in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.

Professional Services

Professional services revenues were $20.7 million, $20.9 million and $24.4 million in 2010, 2009 and 2008, respectively. Our professional services revenues decreased by $0.2 million in 2010 primarily due to a decrease of $2.5 million in organic professional services revenues, partially offset by revenues from acquisitions, which contributed $1.9 million in the aggregate and the favorable impact from foreign currency translation of $0.4 million. The decrease in organic revenues for 2010 was primarily due to a one-time significant project fee recognized in the second quarter of 2009. Our professional services revenues decreased in 2009 by $3.5 million, or 14%, primarily due to a decrease of $4.9 million in organic revenues and a decrease of $0.7 million related to foreign currency translation, partially offset by revenues of $2.1 million from acquisitions. The decrease in organic revenues in 2009 was primarily due to one significant professional services project that commenced during the first quarter of 2008 and was completed during 2008. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.

Software-Enabled Services

Software-enabled services revenues were $211.8 million, $163.3 million and $165.6 million in 2010, 2009 and 2008, respectively. Our software-enabled services revenues increased in 2010 by $48.5 million, or

30%, primarily due to revenues from acquisitions, which contributed $25.7 million, an increase of $18.5 million in organic software-enabled services revenues and the favorable impact from foreign currency translation of $4.3 million. Organic revenues increased in 2010 due primarily to high demand for our services from alternative asset managers. Our software-enabled services revenues decreased in 2009 by $2.3 million, or 1%, primarily due to a decrease of $5.5 million in organic software-enabled services revenues and a decrease of $3.9 million related to foreign currency translation, partially offset by revenues of $7.1 million from acquisitions. Contributing to the decline in organic revenues in 2009 was a decrease in fees for one significant client and decreases in the variable portion of our fees, which are tied to our clients’ assets under management. Future software-enabled services revenue growth is dependent on our ability to add new software-enabled services clients, retain existing clients and increase average software-enabled services fees.

Cost of Revenues

The total cost of revenues was $165.9 million, $137.7 million and $142.4 million in 2010, 2009 and 2008, respectively. Our gross margin increased from 49% in 2009 and 2008 to 50% in 2010. Our total cost of revenues increased in 2010 by $28.2 million primarily as a result of acquisitions, which added costs of revenues of $16.0 million, an increase of $4.0 million in amortization expense, an increase of $3.7 million in costs to support organic revenue growth, an increase in costs of $2.3 million related to foreign currency translation and an increase in stock-based compensation expense of $2.2 million. The increase in amortization expense was primarily related to recent acquisitions. Our total cost of revenues decreased in 2009 by $4.7 million primarily due to a decrease of $9.9 million in costs to support organic revenue growth as a result of our workforce reduction in the fourth quarter of 2008 and a decrease in costs of $3.6 million related to foreign currency translation. Our 2009 stock-based compensation decreased by $0.5 million, as the time-based options granted in August 2006 became fully vested during the year and a lower valuation was ascribed to the 2009 performance-based options as compared to the 2008 performance-based options. These cost reductions were partially offset by our acquisitions of MDS, Evare, MAXIMIS and TNR, which added costs of $6.2 million in the aggregate, and an increase in amortization expense of $3.1 million.

Cost of Software License Revenues

Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $7.8 million, $8.5 million and $9.2 million in 2010, 2009 and 2008, respectively. The decrease in cost of software license revenues in 2010 was primarily due to a reduction of $0.8 million in amortization expense, partially offset by an increase of $0.1 million related to foreign currency translation. The decrease in cost of software license revenues in 2009 was primarily due to a decrease of $0.9 million in costs to support organic software license revenues and a decrease of $0.1 million related to foreign currency translation, partially offset by an increase of $0.3 million in amortization expense.

Cost of Maintenance Revenues

Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $32.7 million, $27.6 million and $26.9 million in 2010, 2009 and 2008, respectively. The increase in cost of maintenance revenues in 2010 of $5.1 million, or 19%, was primarily due to acquisitions, which added $2.5 million in costs, an increase of $2.1 million in amortization expense, an increase in costs of $0.3 million related to foreign currency translation and an increase in stock-based compensation expense of $0.2 million. Cost of maintenance revenues as a percentage of these revenues was 45% for 2010 compared to 42% for 2009. The increase in costs as a percentage of revenues for the period is primarily related to our recent acquisitions. The increase in cost of maintenance revenues in 2009 of $0.7 million was primarily due to an increase of $2.1 million in amortization expense and our acquisitions, which added $0.8 million in costs, partially offset by a decrease of $1.6 million in costs to support organic maintenance revenue and a decrease of $0.6 million related to foreign currency translation. The increase in amortization expense for the periods is primarily related to recent acquisitions.

Cost of Professional Services Revenues

Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration and custom programming consulting services. The cost of professional services revenue was $14.0 million, $14.2 million and $16.1 million in 2010, 2009 and 2008, respectively. The decrease in costs of professional services revenues in 2010 of $0.2 million, or 1%, was primarily related to a reduction of $2.2 million in costs to support organic professional services revenues, primarily as a result of one significant implementation project that occurred during 2009, partially offset by our acquisitions, which added $1.4 million in costs, an increase in costs of $0.3 million related to foreign currency translation and an increase in stock-based compensation expense of $0.3 million. Cost of professional services revenues as a percentage of these revenues was 67% for 2010 compared to 68% for 2009. The decrease in cost of professional services revenues in 2009 was primarily due to reductions of $3.6 million in costs to support professional services revenues and a decrease of $0.5 million related to foreign currency translation, partially offset by acquisitions, which added $2.2 million in costs.

Cost of Software-Enabled Services Revenues

Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $111.5 million, $87.5 million and $90.3 million in 2010, 2009 and 2008, respectively. The increase in costs of software-enabled services revenues in 2010 of $24.0 million, or 27%, was primarily related to our acquisitions, which added $12.1 million in costs, an increase of $5.9 million in costs to support the growth of organic software-enabled services revenues, an increase of $2.7 million in amortization expense, an increase in costs of $1.6 million related to foreign currency translation and an increase in stock-based compensation expense of $1.7 million. Cost of software-enabled services revenues as a percentage of these revenues was 53% for 2010 compared to 54% for 2009. The decrease in cost of software-enabled services revenues in 2009 of $2.8 million was primarily due to reductions of $3.8 million in costs to support software-enabled services revenues, a decrease of $2.4 million related to foreign currency translation and a decrease of $0.5 million in stock-based compensation expense, partially offset by our acquisitions, which added $3.2 million in costs, and an increase of $0.7 million in amortization expense. The increase in amortization expense for the period is primarily related to recent acquisitions.

Operating Expenses

Our total operating expenses were $83.1 million, $66.1 million and $72.5 million in 2010, 2009 and 2008, respectively, representing 25%, 24% and 26%, respectively, of total revenues in those years. The increase in total operating expenses in 2010 of $17.0 million, or 26%, was primarily due to our acquisitions, which added $9.2 million in costs, an increase in stock-based compensation of $5.4 million, an increase in costs of $1.1 million related to foreign currency translation and an increase of $1.3 million in costs to support revenue growth. The decrease in operating expenses in 2009 of $6.4 million was primarily due to reductions in costs of approximately $7.7 million, which were partially the result of non-recurring prior year expenses of $1.6 million related to our prior proposed initial public offering, which was withdrawn due to market conditions, and severance expenses of $1.0 million related to our workforce reduction in 2008. Additionally, our acquisitions added costs of $3.7 million and amortization expense increased $0.2 million, partially offset by a decrease of $1.2 million in stock-based compensation expense and a decrease of $1.4 million related to foreign currency translation.

Selling and Marketing

Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $25.2 million, $20.4 million and $19.6 million in 2010, 2009 and 2008, respectively, representing 8%, 8% and 7%, respectively, of total revenues in those years.

The increase in selling and marketing expenses in 2010 of $4.8 million, or 24%, was primarily related to our acquisitions, which added $3.3 million in costs, an increase in stock-based compensation of $1.0 million, an increase of $0.3 million in costs to support revenue growth and an increase in costs of $0.2 million related to foreign currency translation. The increase in selling and marketing expenses in 2009 of $0.8 million was primarily attributable to our acquisitions, which added $1.0 million in costs, an increase in costs of $0.3 million and an increase in amortization expense of $0.2 million, partially offset by a decrease of $0.5 million related to foreign currency translation and a decrease in stock-based compensation expense of $0.2 million.

Research and Development

Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $31.4 million, $26.5 million and $26.8 million in 2010, 2009 and 2008, respectively, representing 10% of total revenues in each of those years. The increase in research and development expenses in 2010 of $4.9 million, or 19%, was primarily related to our acquisitions, which added $3.5 million in costs, an increase in costs of $0.6 million related to foreign currency translation, an increase in stock-based compensation expense of $0.7 million and an increase of $0.1 million in costs to support revenue growth. The decrease in research and development expenses in 2009 of $0.3 million was primarily due to a reduction of $1.8 million in costs, a decrease of $0.5 million related to foreign currency translation and a decrease in stock-based compensation expense of $0.2 million, partially offset by our acquisitions, which added $2.2 million in costs.

General and Administrative

General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $26.5 million, $19.2 million and $26.1 million in 2010, 2009 and 2008, respectively, representing 8%, 7% and 9%, respectively, of total revenues in those years. The increase in general and administrative expenses of $7.3 million, or 38%, was primarily related to an increase in stock-based compensation expense of $3.7 million, our acquisitions, which added $2.4 million in costs, an increase in costs of $0.3 million related to foreign currency translation and an increase in costs of $0.9 million to support revenue growth. The decrease in general and administrative expenses in 2009 of $6.9 million was primarily due to reductions of $6.2 million in costs, which were partially the result of non-recurring prior year expenses of $1.6 million related our prior proposed initial public offering, which was withdrawn due to market conditions, and severance expenses of $0.7 million related to our workforce reduction in November 2008. A decrease of $0.8 million in stock-based compensation expense and a decrease of $0.4 million related to foreign currency translation were partially offset by our acquisitions, which added $0.5 million in costs.

Interest Income, Interest Expense and Other Income (Expense), Net

We had interest expense of $30.6 million and interest income of $0.2 million in 2010 compared to interest expense of $36.9 million and interest income of less than $0.1 million in 2009. We had interest expense of $41.5 million and interest income of $0.4 million in 2008. The decrease in interest expense in 2010 reflects the lower average debt balance resulting from net repayments of debt of $108.1 million, which includes the partial redemption on our senior subordinated notes in April 2010 (discussed further in “Liquidity and Capital Resources”). The increase in interest income in 2010 is related to slightly higher average interest rates as compared to 2009. The decrease in interest expense in 2009 reflects the lower average debt balance and lower average interest rates on the unhedged floating portion of our debt as compared to 2008. The decrease in interest income in 2009 is also related to the lower average interest rates as compared to 2008.

Other income, net in 2010 of $0.5 million consists primarily of a reduction of $1.0 million in our contingent consideration liability associated with the TNR acquisition from $1.0 million to $0, partially offset by foreign currency transaction losses of $0.5 million. (See Notes 7 and 11 to our consolidated financial statements for additional information regarding the TNR contingent liability.) Other expense, net in 2009 of $1.4 million consists primarily of foreign currency transaction losses of $1.5 million. Other income, net in 2008 of

$2.0 million consists primarily of foreign currency transaction gains of $4.0 million, partially offset by a $2.0 million loss we recorded relating to our investment in a private company, which we account for under the equity method of accounting.

Loss on extinguishment of debt

Loss on extinguishment of debt in 2010 consisted of $4.2 million in note redemption premiums and $1.3 million from the write-offs of deferred financing costs associated with the redemption of $71.75 million of our notes, which is discussed further in “Liquidity and Capital Resources”.

Provision for Income Taxes

For the year ended December 31, 2010, we recorded a provision for income taxes of $12.0 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $4.0 million, partially offset by state income taxes of $1.8 million. For the year ended December 31, 2009, we recorded a provision for income taxes of $9.8 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million, partially offset by state income taxes of $1.8 million. For the year ended December 31, 2008, we recorded a provision for income taxes of $7.1 million. The difference between the provision we recorded and the statutory rate was primarily due to foreign tax benefits of approximately $2.3 million and a benefit of $0.6 million due to changes in Canadian withholding rates enacted in December 2008. These benefits were partially offset by state income taxes of $1.0 million. We had $59.4 million of deferred tax liabilities and $20.5 million of deferred tax assets at December 31, 2010. In future years, we expect to have sufficient levels of taxable income to realize the net deferred tax assets at December 31, 2010.

Liquidity and Capital Resources

Our principal cash requirements are to finance the costs of our operations pending the billing and collection of client receivables, to fund payments with respect to our indebtedness, to invest in research and development and to acquire complementary businesses or assets. We expect our cash on hand and cash flows from operations to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next twelve months.

Our cash and cash equivalents at December 31, 2010 were $84.8 million, an increase of $65.7 million from $19.1 million at December 31, 2009. The increase in cash is due primarily to proceeds from Holdings’ IPO of $134.6 million and cash provided by operations, which was partially offset by repayments of debt, cash used for acquisitions and capital expenditures.

On February 3, 2011, Holdings completed a follow-on public offering of 11,000,000 shares of its common stock at a price per share of $17.60. Of the 11,000,000 shares offered to the public, 2,000,000 shares were offered by Holdings and 9,000,000 shares were offered by selling stockholders. On March 9, 2011, Holdings sold 1,100,000 shares of its common stock to the underwriters pursuant to the over-allotment option. Holdings received total net proceeds from the offering of approximately $52.1 million, none of which relates to proceeds from the sale of shares by selling stockholders. On February 15, 2011, we issued a redemption notice for $66.6 million in aggregate principal amount outstanding of our 11 3/4% senior subordinated notes due 2013, at a redemption price of 102.9375% of principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption. This redemption will result in a loss on extinguishment of debt of approximately $2.9 million in the period in which the notes are redeemed, which includes a $2.0 million redemption premium and a non-cash charge of approximately $0.9 million relating to the write-off of deferred financing fees attributable to the redeemed notes.

Net cash provided by operating activities was $75.6 million in 2010. Cash provided by operating activities was primarily due to net income of $32.4 million adjusted for non-cash items of $44.5 million, partially offset by changes in our working capital accounts (excluding the effect of acquisitions) totaling $1.3 million. The changes in our working capital accounts were driven by decreases in accounts payable, accrued expenses and deferred revenues, partially offset by a change in income taxes prepaid and payable from a use of cash to a source of cash and decreases in accounts receivable. The decrease in accounts receivable was primarily due to the improvement in days’ sales outstanding from 53 days at December 31, 2009 to 48 days at December 31, 2010. The change in income taxes prepaid and payable was primarily related to an income tax benefit associated with the exercise of stock options, partially offset by a prepayment of income taxes.

Investing activities used net cash of $51.1 million in 2010, primarily related to $45.8 million cash paid for our acquisitions of GIPS, TOS and TSW and $5.3 million net cash paid for capital expenditures.

Financing activities provided net cash of $41.1 million in 2010, representing $134.6 million in net proceeds received from our IPO in April 2010, $10.8 million received from the exercise of stock options and related income tax benefits of $5.1 million, partially offset by $108.1 million in net repayments of debt and $1.2 million in purchases of common stock for treasury. The repayment of debt during the period is due to our use of proceeds from our IPO to redeem $71.75 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount plus accrued and unpaid interest on such amount to, but excluding, the date of redemption and approximately $36.3 million of repayments on our senior credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 that require us to make future cash payments (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations and Other Committments	Total	1 Year	1-3 Years	3-5 Years	5 Years	All Other

Short-term and long-term debt	$290,794	$1,702	$289,092	$—	$—	$—
Interest payments(1)	54,920	19,650	35,270	—	—	—
Operating lease obligations(2)	52,069	8,859	14,824	10,242	18,144	—
Purchase obligations(3)	7,139	4,906	1,713	520	—	—
Uncertain tax positions and related interest(4)	11,240	—	—	—	—	11,240

Total contractual obligations	$416,162	$35,117	$340,899	$10,762	$18,144	$11,240

(1)	Reflects interest payments on our term loan facility at an assumed interest rate of three-month LIBOR of 0.30% plus 2.0% for U.S. dollar loans and CDOR of 1.20% plus 2.5% for Canadian dollar loans, and required interest payments on our senior subordinated notes of 11.75%.

(2)	We are obligated under noncancelable operating leases for office space and office equipment. The lease for the corporate facility in Windsor, Connecticut expires in 2016. We sublease office space under noncancelable leases. We received rental income under these leases of $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The effect of the rental income to be received in the future has not been included in the table above.

(3)	Purchase obligations include the minimum amounts committed under contracts for goods and services.

(4)	As of December 31, 2010, our liability for uncertain tax positions and related net interest payable were $9.5 million and $1.7 million, respectively. We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Transaction

On November 23, 2005, in connection with the Transaction, SS&C (1) entered into a new $350.0 million credit facility, consisting of a $200.0 million term loan facility with SS&C as the borrower, a $75.0 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17.0 million of which is denominated in US dollars and $58.0 million of which is denominated in Canadian dollars) and a $75.0 million revolving credit facility and (2) issued $205.0 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013, which were subsequently reduced to $133.3 million as discussed below.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2010, our total indebtedness was $290.8 million, and we had $75.0 million available for borrowing under our revolving credit facility.

Senior Credit Facilities

Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan of $1.7 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.

The obligations under the senior credit facilities are guaranteed by Holdings and all of our existing and future material wholly owned U.S. subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by Holdings, us and each of our U.S. and Canadian subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations under the senior credit facilities are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by Holdings, us and each of our existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in the credit agreement) and all of Holdings’ and our tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by Holdings, us and each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of SS&C Holdings’ and our tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at December 31, 2010.

11 3/4% Senior Subordinated Notes due 2013

The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.

The senior subordinated notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture governing the senior subordinated notes. In addition, upon a change of control, we are required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In May 2010, we redeemed $71.75 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, May 24, 2010, the date of redemption. In February 2011, we issued a notice of redemption for $66.6 million in aggregate principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.

Covenant Compliance

Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2010, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

Consolidated EBITDA is a non-GAAP financial measure used in key financial covenants contained in the senior credit facilities, which are material facilities supporting our capital structure and providing liquidity to our business. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the senior credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with the specified financial ratios and other financial condition tests contained in the senior credit facilities.

Management uses Consolidated EBITDA to gauge the costs of our capital structure on a day-to-day basis when full financial statements are unavailable. Management further believes that providing this information allows our investors greater transparency and a better understanding of our ability to meet our debt service obligations and make capital expenditures.

Any breach of covenants in the senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. Any default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, the senior credit facilities require that Consolidated EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income, which is the most directly comparable GAAP financial measure, including:

•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA as defined in our senior credit facilities.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$32,413	$19,018	$18,801
Interest expense, net	35,892	36,863	41,130
Income tax provision	12,034	9,804	7,146
Depreciation and amortization	40,728	36,028	35,038

EBITDA	121,067	101,713	102,115
Purchase accounting adjustments(1)	(238)	(93)	(289)
Capital-based taxes	1,091	795	1,212
Unusual or non-recurring charges(2)	(325)	1,990	1,480
Acquired EBITDA and cost savings(3)	6,392	8,053	2,379
Stock-based compensation	13,254	5,607	7,323
Other(4)	39	1,201	1,346

Consolidated EBITDA, as defined	$141,280	$119,266	$115,566

(1)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(2)	Unusual or non-recurring charges include foreign currency transaction gains and losses, expenses related to our prior proposed public offering, severance expenses associated with workforce reduction, equity earnings and losses on investments, proceeds and payments from legal and other settlements, costs associated with the closing of a regional office and other one-time gains and expenses.

(3)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(4)	Other includes management fees and related expenses paid to Carlyle and the non-cash portion of straight-line rent expense.

Our covenant restricting capital expenditures for the year ended December 31, 2010 limits expenditures to $25.5 million. Actual capital expenditures for the year ended December 31, 2010 were $4.8 million. Our covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the year ended December 31, 2010 are as follows:

	Covenant	Actual
	Requirements	Ratios

Maximum consolidated total leverage to Consolidated EBITDA Ratio(1)	5.50x	1.85x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25x	4.99x

(1)	Calculated as the ratio of funded debt, less cash on hand up to a maximum of $30.0 million, to Consolidated EBITDA, as defined by the senior credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.

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

At December 31, 2010, excluding capital leases, we had total debt of $290.8 million, including $157.5 million of variable interest rate debt. As of December 31, 2010, a 1% change in interest rates would result in a change in interest expense of approximately $1.6 million per year.

At December 31, 2010, $27.9 million of our debt was denominated in Canadian dollars. We expect that our Canadian dollar-denominated debt will be serviced through operating cash flows from our Canadian operations. A 5% change in the foreign currency exchange rate between the U.S. dollar and Canadian dollar would result in a change in our consolidated debt balance of approximately $1.4 million.

During 2010, approximately 32% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some subsidiaries do enter into certain transactions in currencies that are different from their local currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains and losses, which we report in other income (expense). These outstanding amounts were not material for the year ended December 31, 2010. The amount of these balances can fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

During 2010, we acquired Geller & Company LLC’s Geller Investment Partnership Services division (“GIPS”), thinkorswim Technologies, Inc. (“TOS”) and TimeShareWare (“TSW”). These acquisitions represented total revenues of $8.5 million in our consolidated financial statements for the year ended December 31, 2010. Our assessment of internal control over financial reporting does not include an assessment of the internal control over financial reporting of GIPS, TOS or TSW.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 10, 2011, Holdings entered into Amendment No. 3 to the Stockholders Agreement, dated as of November 23, 2005, as amended by Amendment No. 1 dated April 22, 2008, and Amendment No. 2 dated March 2, 2010, by and among Holdings, Carlyle Partners IV, L.P., a Delaware limited partnership (“CP IV”), CP IV Coinvestment, L.P., a Delaware limited partnership (together with CP IV, the “Carlyle Stockholders”), and William C. Stone. The Amendment provides, among other things, that Mr. Stone and the Carlyle Stockholders shall take such action as may be required to increase the size of Holdings’ board of directors from seven members to eight members, with the additional director to be collectively nominated by the Carlyle Stockholders and Mr. Stone.

Mr. Stone is the Chairman of the Board and Chief Executive Officer of Holdings. As of March 9, 2011, Mr. Stone owned approximately 23.0% of the outstanding shares of Holdings’ common stock, and the Carlyle Stockholders beneficially owned approximately 46.4% of the outstanding shares of Holdings’ common stock. The members of Holdings’ board of directors affiliated with the Carlyle Stockholders are: Allan M. Holt, a Managing Director and Head of the U.S. Buyout Group of Carlyle; Campbell (Cam) R. Dyer, a Principal in the Technology Buyout Group of Carlyle; and Claudius (Bud) E. Watts IV, a Managing Director and Head of the Technology Buyout Group of Carlyle.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I to the Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I to the Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I to the Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I to the Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our registered public accounting firm, billed to us for each of the last two fiscal years. For fiscal 2010 and 2009, audit fees include an estimate of amounts not yet billed.

Fee Category	Fiscal 2010	Fiscal 2009

Audit Fees(1)	$1,312,613	$1,084,743
Audit-Related Fees(2)	941,135	773,609
Tax Fees(3)	120,933	247,434
All Other Fees(4)	9,000	1,500

Total Fees	$2,383,681	$2,107,286

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and services related to Holdings’ filings of Form S-1 in 2009 and 2010, such as the issuance of consents.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to accounting consultations in connection with acquisitions, procedures performed for SAS 70 reports, attest services that are not required by statute or regulation and consultations concerning internal controls, financial accounting and reporting standards. None of the audit-related fees billed in 2009 or 2010 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for approximately $56,000 of the total tax fees billed in 2010 and approximately $45,000 of the total tax fees billed in 2009. Tax advice and tax planning services relate to assistance with tax audits and appeals, tax advice related to acquisitions and requests for rulings or technical advice from taxing authorities. None of the tax fees billed in 2009 or 2010 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

(4)	All other fees for 2009 and 2010 consist of the licensing of accounting and finance research technology owned by PricewaterhouseCoopers LLP. None of the all other fees billed in 2009 or 2010 were provided under the de minimis exception to the audit committee pre-approval requirements.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by our audit committee in advance of the services being rendered. The audit committee is responsible for the appointment, compensation and oversight of the work performed by the independent registered public accounting firm. The audit committee must pre-approve all audit (including audit-related) services and permitted non-audit services provided by the independent registered public accounting firm in accordance with the pre-approval policies and procedures established by the audit committee. The audit committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by our independent registered public accounting firm for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent registered public accounting firm, the audit committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality. At each audit committee meeting, the audit committee is advised of the aggregate fees for which the independent registered public accounting firm has been engaged for such engagements, projects and categories of services compared to the approved amounts.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1.	Financial Statements

The following financial statements are filed as part of this annual report:

2.	Financial Statement Schedules

Financial statement schedules are not submitted because they are not applicable, not required or the information is included in our consolidated financial statements.

3.	Exhibits

The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this annual report is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SS&C TECHNOLOGIES, INC.

By:	/s/ William C. Stone
William C. Stone
Chairman of the Board and Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Stone William C. Stone	Chairman of the Board and Chief Executive Officer ( Principal Executive Officer)	March 11, 2011

/s/ Patrick J. Pedonti Patrick J. Pedonti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ Normand A. Boulanger Normand A. Boulanger	Director	March 11, 2011

/s/ Campbell R. Dyer Campbell R. Dyer	Director	March 11, 2011

/s/ William A. Etherington William A. Etherington	Director	March 11, 2011

/s/ Allan M. Holt Allan M. Holt	Director	March 11, 2011

/s/ Claudius E. Watts, IV Claudius E. Watts, IV	Director	March 11, 2011

/s/ Jonathan E. Michael Jonathan E. Michael	Director	March 11, 2011

/s/ David Varsano David Varsano	Director	March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SS&C Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of SS&C Technologies, Inc. and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 8, 2011

SS&C Technologies, Inc. and subsidiaries

Consolidated balance sheets

	December 31,	December 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$84,843	$19,055
Accounts receivable, net of allowance for doubtful accounts of $1,986 and $1,425, respectively (Note 3)	45,531	41,600
Prepaid expenses and other current assets	5,932	6,164
Prepaid income taxes	2,242	669
Deferred income taxes	1,142	1,780

Total current assets	139,690	69,268

Property and equipment:
Leasehold improvements	5,605	5,358
Equipment, furniture, and fixtures	30,407	25,915

	36,012	31,273
Less accumulated depreciation	(22,442)	(17,237)

Net property and equipment	13,570	14,036

Deferred income taxes	686	499
Goodwill	926,668	885,517
Intangible and other assets, net of accumulated amortization of $153,123 and $116,670, respectively	195,112	216,321

Total assets	$1,275,726	$1,185,641

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,702	$4,270
Accounts payable	3,790	4,804
Income taxes payable	—	703
Accrued employee compensation and benefits	16,854	14,693
Other accrued expenses	11,052	16,938
Interest payable	1,305	2,070
Deferred maintenance and other revenue	41,671	40,400

Total current liabilities	76,374	83,878
Long-term debt, net of current portion (Note 6)	289,092	392,989
Other long-term liabilities	12,343	12,779
Deferred income taxes (Note 5)	40,734	50,008

Total liabilities	418,543	539,654

Commitments and contingencies (Note 13)
Stockholders’ equity (Notes 4 and 10):
Common stock, $0.01 par value, 1 shares authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	745,771	583,251
Accumulated other comprehensive income	32,699	16,436
Retained earnings	78,713	46,300

Total stockholder’s equity	857,183	645,987

Total liabilities and stockholder’s equity	$1,275,726	$1,185,641

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies, Inc. and subsidiaries

Consolidated statements of operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues:
Software licenses	$23,683	$20,661	$24,844
Maintenance	72,703	66,099	65,178
Professional services	20,727	20,889	24,352
Software-enabled services	211,792	163,266	165,632

Total revenues	328,905	270,915	280,006

Cost of revenues:
Software licenses	7,750	8,499	9,198
Maintenance	32,712	27,559	26,854
Professional services	13,954	14,154	16,118
Software-enabled services	111,516	87,528	90,263

Total cost of revenues	165,932	137,740	142,433

Gross profit	162,973	133,175	137,573

Operating expenses:
Selling and marketing	25,229	20,362	19,566
Research and development	31,442	26,513	26,804
General and administrative	26,462	19,197	26,120

Total operating expenses	83,133	66,072	72,490

Operating income	79,840	67,103	65,083
Interest income	170	28	409
Interest expense	(30,582)	(36,891)	(41,539)
Other income (expense), net	499	(1,418)	1,994
Loss on extinguishment of debt	(5,480)	—	—

Income before income taxes	44,447	28,822	25,947
Provision for income taxes (Note 5)	12,034	9,804	7,146

Net income	$32,413	$19,018	$18,801

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies, Inc. and subsidiaries

Consolidated statements of cash flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flow from operating activities:
Net income	$32,413	$19,018	$18,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,728	36,028	35,038
Stock compensation expense	13,254	5,607	7,323
Amortization of loan origination costs	3,392	2,306	2,328
Equity losses in long-term investment	—	—	2,098
Loss on sale or disposition of property and equipment	(9)	13	1
Deferred income taxes	(13,700)	(8,861)	(7,368)
Provision for doubtful accounts	831	213	865
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,066	3,360	(1,301)
Prepaid expenses and other assets	(133)	(284)	(2,742)
Income taxes receivable and payable	2,073	(5,236)	2,552
Accounts payable	(1,041)	1,549	(494)
Accrued expenses	(2,660)	1,646	1,581
Deferred maintenance and other revenue	(647)	4,493	2,973

Net cash provided by operating activities	75,567	59,852	61,655

Cash flow from investing activities:
Additions to property and equipment	(4,834)	(2,559)	(6,746)
Proceeds from sale of property and equipment	59	3	2
Cash paid for business acquisitions, net of cash acquired (Note 11)	(45,815)	(51,477)	(17,864)
Additions to capitalized software	(509)	(101)	—

Net cash used in investing activities	(51,099)	(54,134)	(24,608)

Cash flow from financing activities:
Cash received from other borrowings	—	2,000	—
Repayment of debt	(108,120)	(19,679)	(25,574)
Transactions involving SS&C Technologies Holdings, Inc. common stock	149,266	(217)	42

Net cash provided by (used in) financing activities	41,146	(17,896)	(25,532)

Effect of exchange rate changes on cash	174	1,934	(1,391)

Net increase (decrease) in cash and cash equivalents	65,788	(10,244)	10,124
Cash and cash equivalents, beginning of period	19,055	29,299	19,175

Cash and cash equivalents, end of period	$84,843	$19,055	$29,299

Supplemental disclosure of cash paid for:
Interest	$29,291	$34,061	$38,505
Income taxes, net	$18,344	$23,512	$12,472
Supplemental disclosure of non-cash investing activities:
See Note 11 for a discussion of acquisitions

The accompanying notes are an integral part of these consolidated financial statements.

SS&C Technologies, Inc. and subsidiaries

Consolidated statements of changes in stockholders’ equity
For the years ended December 31, 2010, 2009 and 2008

	Common Stock				Accumulated
	Number Of		Additional		Other	Total	Total
	Issued		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (loss)
	(In thousands)

Balance, at December 31, 2007	1	—	$570,497	$8,481	$33,615	$612,593
Net income	—	—	—	18,801	—	18,801	$18,801
Foreign exchange translation adjustment	—	—	—	—	(49,078)	(49,078)	(49,078)
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	(2,427)	(2,427)	(2,427)

Total comprehensive loss							$(32,704)

Stock-based compensation expense	—	—	7,323	—	—	7,323
Exercise of options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	41	—	—	(2,357)

Balance, at December 31, 2008	1	—	577,861	27,282	(17,890)	587,253
Net income	—	—	—	19,018	—	19,018	$19,018
Foreign exchange translation adjustment	—	—	—	—	32,879	32,879	32,879
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	1,447	1,447	1,447

Total comprehensive income							$53,344

Stock-based compensation expense	—	—	5,607	—	—	5,607
Exercise of options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	(217)	—	—	(2,215)

Balance, at December 31, 2009	1	—	583,251	46,300	16,436	645,987
Net income	—	—	—	32,413	—	32,413	$32,413
Foreign exchange translation adjustment	—	—	—	—	13,448	13,448	13,448
Change in unrealized loss on interest rate swaps, net of tax	—	—	—	—	2,815	2,815	2,815

Total comprehensive income							$48,676

Stock-based compensation expense	—	—	13,254	—	—	13,254
Exercise of options and issuance of SS&C Technologies Holdings, Inc. common stock	—	—	149,266	—	—	134,558

Balance, at December 31, 2010	1	$—	$745,771	$78,713	$32,699	$857,183

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

1.	Organization

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, collectibility of accounts receivable, costs to complete certain contracts, valuation of acquired assets and liabilities, valuation of stock options, income tax accruals and the value of deferred tax assets. Estimates are also used to determine the remaining economic lives and carrying value of fixed assets, goodwill and intangible assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Unconsolidated investments in entities over which the Company does not have control but has the ability to exercise influence over operating and financial policies are accounted for under the equity method of accounting. Earnings and losses from such investments are recorded on a pre-tax basis.

Revenue Recognition

The Company’s payment terms for software licenses typically require that the total fee be paid upon signing of the contract. Maintenance services are typically due in full at the beginning of the maintenance

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

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

License Revenue

The Company follows the principles of accounting standards relating to software revenue recognition, which provides guidance on applying GAAP in recognizing revenue on software transactions. Accounting standards require that revenue recognized from software transactions be allocated to each element of the transaction based on the relative fair values of the elements, such as software products, specified upgrades, enhancements, post-contract client support, installation or training. The determination of fair value is based upon vendor-specific objective evidence (“VSOE”). The Company recognizes software license revenues allocated to software products and enhancements generally upon delivery of each of the related products or enhancements, assuming all other revenue recognition criteria are met. In the rare occasion that a software license agreement includes the right to a specified upgrade or product, the Company defers all revenues under the arrangement until the specified upgrade or product is delivered, since typically VSOE does not exist to support the fair value of the specified upgrade or product.

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

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

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

Software-enabled Services

The Company’s software-enabled services arrangements make its software applications available to its clients for processing of transactions. The software-enabled services arrangements provide an alternative for clients who do not wish to install, run and maintain complicated financial software. Under the arrangements, the client does not have the right to take possession of the software, rather, the Company agrees to provide access to its applications, remote use of its equipment to process transactions, access to client’s data stored on its equipment, and connectivity between its environment and the client’s computing systems. Software-enabled services are generally provided under non-cancelable contracts with initial terms of one to five years that require monthly or quarterly payments, and are subject to automatic annual renewal at the end of the initial term unless terminated by either party.

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

Research and Development

Research and development costs associated with computer software are charged to expense as incurred. Capitalization of internally developed computer software costs begins upon the establishment of technological feasibility based on a working model. Net capitalized software costs of $0.6 million and $0.1 million are included in the December 31, 2010 and 2009 balance sheets, respectively, under “Intangible and other assets”.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The Company’s policy is to amortize these costs upon a product’s general release to the client. Amortization of capitalized software costs is calculated by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on, typically two to six years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be reduced significantly due to competitive pressures. There was no amortization expense related to capitalized software development costs for the year ended December 31, 2010. Amortization expense related to capitalized software development costs was $0.1 million for each of the years ended December 31, 2009 and 2008.

Stock-based Compensation

Using the fair value recognition provisions of relevant accounting literature, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the Company’s financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded for non-qualified option awards. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable.

Other Income

Other income, net for 2010 consists primarily of a reduction of $1.0 million in the Company’s contingent consideration liability associated with the TNR acquisition from $1.0 million to $0, partially offset by foreign currency transaction losses of $0.5 million. Other income, net for 2009 consists primarily of foreign currency transaction losses of $1.5 million. Other income, net for 2008 consists primarily of foreign currency transaction gains of $4.0 million, partially offset by a $2.0 million loss relating to an investment in a private company which is accounted for under the equity method of accounting.

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

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company did not hold any cash equivalents at December 31, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a combination of straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Description	Useful Life

Equipment	3-5 years
Furniture and fixtures	7-10 years
Leasehold improvements	Shorter of lease term or estimated useful life

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $5.6 million, $4.9 million and $4.9 million, respectively.

Maintenance and repairs are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is included in other income, net.

Registration Costs

During the year ended December 31, 2009, the Company incurred a total of $0.7 million in professional fees and other costs related to the initial public offering of Holdings’ common stock. These costs were recorded in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2009. In 2010, these amounts, along with additional registration costs, were netted with initial public offering proceeds in the accompanying financial statements.

Goodwill and Intangible Assets

The Company tests goodwill annually for impairment as of December 31st (and in interim periods if certain events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount). The Company has completed the required impairment tests for goodwill and has determined that no impairment existed as of December 31, 2010 or 2009. The first step of the impairment analysis indicated that the fair value of the Company’s reporting unit exceeded its carrying value by more than 25% at December 31, 2010. There were no other indefinite-lived intangible assets as of December 31, 2010 or 2009.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2008	$822,409
2009 acquisitions	30,123
Adjustments to previous acquisitions	(147)
Income tax benefit on Rollover options exercised	(118)
Effect of foreign currency translation	33,250

Balance at December 31, 2009	885,517
2010 acquisitions	32,823
Adjustments to previous acquisitions	(409)
Income tax benefit on Rollover options exercised	(4,394)
Effect of foreign currency translation	13,131

Balance at December 31, 2010	$926,668

Completed technology and other identifiable intangible assets are amortized over lives ranging from three to 15 years based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. Amortization expense associated with completed technology and other amortizable intangible assets was $35.1 million, $31.0 million and $30.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the components of intangible assets is as follows (in thousands):

	December 31,
	2010	2009

Customer relationships	$245,832	$233,505
Completed technology	72,621	68,166
Trade names	18,519	18,276
Other	2,372	2,299

	339,344	322,246
Less: accumulated amortization	(152,698)	(116,245)

	$186,646	$206,001

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2010, is expected to approximate (in thousands):

Year Ending December 31,

2011	$35,425
2012	32,603
2013	29,647
2014	26,758
2015	23,631

$148,064

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, marketable securities, and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. Concentrations of credit risk, with respect to trade receivables, are limited due to the fact that the Company’s client base is highly diversified. As of December 31, 2010 and 2009, the Company had no significant concentrations of credit.

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

Derivative Instruments

The Company has used derivative instruments, consisting of interest rate swaps, to manage interest rate risk associated with the variable interest rate on its bank credit facility. The Company’s objective in managing interest rate risk is to manage volatility in the effective cost of debt. The Company accounts for its derivative instruments and hedging activities in accordance with relevant accounting standards and all derivative instruments are recorded at fair value.

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

Net interest paid or received pursuant to the derivative instruments is included as a component of interest expense in the period. Pending interest settlements earned/incurred on derivative instruments held at the end of a period are also included as a component of interest payable and in the accompanying consolidated balance sheet. See Note 6 for further disclosure related to the Company’s derivative instruments.

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

At December 31, 2010, the Company had a balance of $32.7 million in foreign currency translation gains. At December 31, 2009, the Company had a balance of $19.2 million in foreign currency translation gains and a balance of $2.8 million (net of taxes of $1.4 million) in unrealized losses on interest rate swaps.

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

3.	Accounts Receivable

Accounts receivable are as follows (in thousands):

	December 31,
	2010	2009

Accounts receivable	$31,375	$30,838
Unbilled accounts receivable	16,142	12,187
Allowance for doubtful accounts	(1,986)	(1,425)

Total accounts receivable	$45,531	$41,600

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2010	2009	2008

Balance at beginning of period	$1,425	$1,444	$1,223
Charge to costs and expenses	831	213	865
Write-offs, net of recoveries	(364)	(313)	(524)
Other adjustments	94	81	(120)

Balance at end of period	$1,986	$1,425	$1,444

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Management establishes the allowance for doubtful accounts based on historical bad debt experience. In addition, management analyzes client accounts, client concentrations, client creditworthiness, current economic trends and changes in the client’s payment terms when evaluating the adequacy of the allowance for doubtful accounts.

4.	Stockholder’s Equity

At December 31, 2010 and 2009, 1,000 shares of common stock were authorized, issued and outstanding.

In March 2010, Holdings’ Board of Directors approved an 8.5-for-1 stock split of Holdings’ common stock to be effected in the form of a stock dividend, effective as of March 10, 2010. All share data as it relates to this Form 10-K for prior periods has been retroactively revised to reflect the stock split to the extent applicable to the Company.

5.	Income Taxes

The sources of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

U.S.	$20,712	$9,749	$6,671
Foreign	23,735	19,073	19,276

Income before income taxes	$44,447	$28,822	$25,947

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$12,717	$8,334	$6,580
Foreign	9,464	8,727	7,746
State	3,698	1,559	94

Total	25,879	18,620	14,420

Deferred:
Federal	(7,207)	(8,063)	(7,129)
Foreign	(2,605)	(1,902)	(1,602)
State	(4,033)	1,149	1,457

Total	(13,845)	(8,816)	(7,274)

Total	$12,034	$9,804	$7,146

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The reconciliation between the expected tax expense and the actual tax provision (benefit) is computed by applying the U.S. federal corporate income tax rate of 35% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Computed “expected” tax expense	$15,556	$10,087	$9,081
Increase (decrease) in income tax expense resulting from:
State income taxes (net of federal income tax benefit)	1,790	1,775	1,008
Foreign operations	(2,950)	(2,258)	(2,333)
Rate change impact on tax liabilities	(1,024)	—	(581)
Uncertain tax positions	(1,051)	466	702
Other	(287)	(266)	(731)

Provision (benefit) for income taxes	$12,034	$9,804	$7,146

The components of deferred income taxes at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Deferred compensation	$12,419	$—	$9,186	$—
Tax credit carryforwards	3,020	—	3,348	—
Accrued expenses	1,618	—	1,720	—
Net operating loss carryforwards	1,556	—	1,449	—
Acquired technology	1,518	—	126	—
Impaired investment interest	828	—	860	—
Purchased in-process research and development	684	—	1,002	—
Other	121	—	454	—
Interest rate swap	—	—	1,736	—
Property and equipment	—	1,227	—	932
Trade names	—	3,940	—	5,004
Other intangible assets	—	7,853	—	6,316
Customer relationships	—	46,405	—	54,156

Total	21,764	59,425	19,881	66,408
Valuation allowance	(1,245)	—	(1,202)	—

Total	$20,519	$59,425	$18,679	$66,408

At December 31, 2010, the Company has not accrued deferred income taxes of $18.3 million on unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used to service Canadian debt.

At December 31, 2010, the Company has foreign net operating loss carryforwards of $4.3 million, which are available to offset foreign income on an infinite carryforward basis.

At December 31, 2010, the Company believes that the recorded domestic state income tax credit carryforward of $3.0 million will be utilized before it starts to expire in 2011.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The Company has recorded valuation allowances of $1.2 million at December 31, 2010 and 2009 related to net operating loss carryforwards and tax credits in certain state and foreign jurisdictions.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2010 and 2009 (in thousands):

Balance at January 1, 2009	$5,793
Increases related to current year tax positions	2,041
Settlements with tax authorities	(262)
Lapse of statutes of limitation	(30)
Foreign exchange translation adjustment	723

Balance at December 31, 2009	8,265
Increases related to current year tax positions	2,503
Settlements with tax authorities	(318)
Lapse of statutes of limitation	(1,180)
Foreign exchange translation adjustment	267

Balance at December 31, 2010	$9,537

The Company accrued potential penalties and interest on the unrecognized tax benefits of $0.6 million during both 2010 and 2009 and has recorded a total liability for potential penalties and interest of $1.7 million and $1.3 million at December 31, 2010 and 2009, respectively. The above unrecognized tax benefits at December 31, 2009 reflects an additional $1.3 million of amounts previously included in other long-term liabilities. The reserve for unrecognized tax benefits is likely to decrease by $0.8 million within the next 12 months due lapsing statutes of limitation. These unrecognized tax benefits relate to items surrounding the company’s foreign operations. The Company’s unrecognized tax benefits as of December 31, 2010 relate to domestic and foreign taxing jurisdictions.

The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., Canada, Connecticut and New York. In these major jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006, 2007, 2004 and 2005, respectively. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2007 and 2008. The Company’s Connecticut income tax returns are currently under audit for the tax years containing 2005, 2006 and 2007 activity.

6.	Debt, Derivative Instruments, and Capital Leases

At December 31, 2010 and 2009, debt consisted of the following (in thousands):

	December 31,
	2010	2009

Senior credit facility, revolving portion (A)	$—	$2,000
Senior credit facility, term loan portion, weighted-average interest rate of 2.55% and 2.39%, respectively (A)	157,499	190,032
11 3/4% senior subordinated notes due 2013 (B)	133,250	205,000
Capital leases	45	227

	290,794	397,259
Short-term borrowings and current portion of long-term debt	(1,702)	(4,270)

Long-term debt	$289,092	$392,989

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

On November 23, 2005, in connection with the Transaction, the Company (i) entered into a new $350 million credit facility, consisting of a $200 million term loan facility with SS&C as the borrower, a $75 million-equivalent term loan facility with a Canadian subsidiary as the borrower ($17 million of which is denominated in U.S. dollars and $58 million of which is denominated in Canadian dollars) and a $75 million revolving credit facility, of which $10 million was immediately drawn ($5 million of which is denominated in U.S. dollars and $5 million of which is denominated in Canadian dollars) and (ii) issued $205 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013, which were subsequently reduced to $133.3 million as discussed below. The portion of the term loan facility denominated in Canadian dollars was $27.9 million and $41.9 million at December 31, 2010 and 2009, respectively. The Company capitalized financing costs of approximately $17.2 million associated with these facilities. Costs of $8.5 million associated with the credit facility are being amortized over a period of seven years. Costs of $8.7 million associated with the senior subordinated notes are being amortized over a period of eight years. Costs of $2.1 million, $2.3 million and $2.3 million were amortized to interest expense in the years ended December 31, 2010, 2009 and 2008, respectively, and we expensed $5.5 million in losses on extinguishment of debt associated with the partial redemption of the senior subordinated notes in May 2010. The unamortized balance of capitalized financing costs is included in intangible and other assets in the Company’s consolidated balance sheets.

(A)	Senior Credit Facilities

Borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, the Company pays a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. The initial commitment fee rate is 0.5% per annum. The Company is obligated to make quarterly principal payments on the term loan of approximately $1.7 million per year. Subject to certain exceptions, thresholds and other limitations, the Company is required to prepay outstanding loans under its senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced based on the Company reaching certain leverage ratio thresholds.

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

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Holdings’, SS&C’s and most of SS&C’s subsidiaries’ ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, the Company is

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2010, the Company was in compliance with the financial and non-financial covenants.

The Company has utilized interest rate swap agreements to manage the floating rate portion of its debt portfolio. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. In November 2005, the Company entered into three interest rate swap agreements which fixed the interest rates for $181.9 million of its variable rate debt. Two of the Company’s swap agreements, one denominated in U.S. dollars with a notional value of $50.0 million and one denominated in Canadian dollars with a remaining notional value of approximately $31.9 million U.S. dollars, expired on December 31, 2008. Under these agreements, the Company was required to pay the counterparty a stream of fixed interest payments of 4.71% and 3.93%, respectively, and in turn, receive variable interest payments based on LIBOR and the Canadian dollar Bankers’ Acceptances, respectively, from the counterparty. The Company’s third swap agreement, denominated in U.S. dollars with a notional value of $100 million, expired on December 31, 2010. Under this agreement, the Company was required to pay the counterparty a stream of fixed interest payments of 4.78% and in turn, receive variable interest payments based on LIBOR from the counterparty. The net receipt or payment from the interest rate swap agreements is recorded in interest expense and increased net interest expense by $4.5 million, $4.0 million and $1.9 million during the years ended December 31, 2010, 2009 and 2008, respectively. The interest rate swaps are designated and qualify as cash flow hedges under relevant accounting guidance. As such, the swaps are accounted for as assets and liabilities in the consolidated balance sheet at fair value.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded unrealized gains of $2.8 million and $1.4 million and unrealized losses of $2.4 million, respectively, net of tax, in other comprehensive income related to the change in fair value of the swaps. There is no income statement impact from changes in the fair value of the swap agreements as the hedges have been assessed to have no ineffectiveness. There were no interest rate swaps outstanding as of December 31, 2010.

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

The senior subordinated notes are redeemable in whole or in part, at SS&C’s option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, SS&C is required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. On May 24, 2010, SS&C redeemed for $71.75 million in principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 105.875% of the principal amount, plus accrued and unpaid interest, which resulted in a loss on extinguishment of debt of $5.5 million as shown on our statement of operations.

The indenture governing the senior subordinated notes contains a number of covenants that restrict, subject to certain exceptions, SS&C’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions. Although the indenture generally limits the ability of Holdings to obtain funds from its subsidiaries, whether by dividend or loan, the indenture permits SS&C, after an initial public offering of Holdings, to pay dividends to Holdings in an amount not to exceed in any fiscal year 6% of the net proceeds

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

received by SS&C through a contribution to equity capital from such offering to enable Holdings to pay dividends to its stockholders. An event of default under the senior credit facility that leads to an acceleration of those amounts due also results in a default under the indenture governing the senior subordinated notes. As of December 31, 2010, SS&C was in compliance with the financial covenants.

At December 31, 2010, annual maturities of long-term debt and capital leases during the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2011	$1,702
2012	155,842
2013	133,250
2014	—
2015	—

$290,794

7.	Fair Value Measurements

The Company adopted the requirements of the Fair Value Measurements and Disclosure Topic as of January 1, 2008, with the exception of the application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed and therefore adopted as of January 1, 2009. As of December 31, 2010, the Company does not have any significant nonfinancial assets and nonfinancial liabilities that are measured at fair value on a non-recurring basis.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009 (in thousands):

Fair Values at December 31, 2010	Level 1	Level 2	Level 3

Assets	$—	$—	$—
Liabilities
Contingent consideration	$—	$—	$—

Total liabilities	$—	$—	$—

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Fair Values at December 31, 2009	Level 1	Level 2	Level 3

Assets	$—	$—	$—
Liabilities
Derivative financial instrument	$—	$4,159	$—
Contingent consideration	—	—	1,000

Total liabilities	$—	$4,159	$1,000

Valuation Techniques.  The Company determined the fair value of its interest rate swap based on the amount at which it could be settled, or the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 of the valuation hierarchy based on inputs other than quoted prices in active markets that are either directly or indirectly observable. As of December 31, 2010 and 2009, there has not been any significant impact to the fair value of our derivative liability due to our own credit risk. The interest rate swap expired on December 31, 2010.

As of December 31, 2009, the Company’s contingent consideration liability of $1.0 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of TNR through May 2011 (see Note 11). During the year ended December 31, 2010, the Company reduced this liability to its current fair value of $0. The adjustment of $1.0 million was recorded to other income.

The carrying amounts and fair values of financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Senior credit facility	$157,499	$157,499	$192,032	$192,032
11 3/4% Senior subordinated notes due 2013	133,250	137,839	205,000	217,300

The above fair values were computed based on comparable quoted market prices or an estimate of the amount to be paid to terminate or settle the agreement, as applicable. The fair values of cash and cash equivalents, accounts receivable, net, short-term borrowings, and accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

8.	Leases

The Company is obligated under noncancelable operating leases for office space and office equipment. Total rental expense was $11.8 million, $9.7 million and $9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The lease for the corporate facility in Windsor, Connecticut expires in 2016.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Future minimum lease payments under the Company’s operating leases, excluding future sublease income, as of December 31, 2010, are as follows (in thousands):

Year Ending December 31,

2011	$8,859
2012	7,651
2013	7,173
2014	5,508
2015	4,734
2016 and thereafter	18,144

$52,069

The Company subleases office space to other parties under noncancelable leases. The Company received rental income under these leases of $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease receipts under these leases as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,

2011	$1,371
2012	1,371
2013	1,371
2014	228

$4,341

9.	Defined Contribution Plans

The Company has a 401(k) Retirement Plan (the “Plan”) that covers substantially all domestic employees. Each employee may elect to contribute to the Plan, through payroll deductions, up to 20% of his or her cash compensation, subject to certain limitations. The Plan provides for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $3,000 per year. The Company offers employees a selection of various public mutual funds but does not include Company common stock as an investment option in its Plan.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred $1.7 million, $1.4 million and $1.3 million, respectively, of matching contribution expenses related to the Plan.

10.	Stock Options and Stock-based Compensation

In April 2008, the Company’s Board of Directors adopted, and its stockholders approved, an equity-based incentive plan (“the 2008 Plan”), which authorizes equity awards to be granted for up to 1,416,661 shares of Company’s common stock. Additionally, there is an annual increase to be added on the first day of each of our fiscal years during the term of the 2008 stock incentive plan beginning in fiscal 2009 equal to the least of (i) 1,416,661 shares of common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by our board of directors. Under the 2008 Plan, which became effective in July 2008, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. The Company has granted time-based options under the 2008 Plan.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

In August 2006, the Company’s Board of Directors adopted an equity-based incentive plan (“the 2006 Plan”), which authorizes equity awards to be granted for up to 11,173,819 shares of the Company’s common stock. Under the 2006 Plan, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on such date. Generally, awards expire ten years from the date of grant. Holdings has granted both time-based and performance-based options under the 2006 Plan.

The Company generally settles stock option exercises with newly issued common shares.

Time-based options.  Time-based options granted under the 2006 Plan or the 2008 Plan generally vest 25% on the first anniversary of the grant date and 1/36th of the remaining balance each month thereafter for 36 months. All time-based options can vest upon a change in control, subject to certain conditions. Time-based options granted during 2010 and 2009 have a weighted-average grant date fair value of $4.59 and $3.34 per share, respectively, based on the Black-Scholes option pricing model. There were no time-based options granted during 2008. Compensation expense is recorded on a straight-line basis over the requisite service period, with the exception of the options granted upon adoption of the 2006 Plan, for which the first 25% was recorded between the grant date and November 23, 2006 to mirror the vesting. The fair value of time-based options vested during the years ended December 31, 2010, 2009 and 2008 was approximately $2.3 million, $3.0 million and $3.4 million, respectively. At December 31, 2010, there was approximately $7.8 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to recognize as expense over a weighted average remaining period of approximately three years.

For the time-based options valued using the Black-Scholes option-pricing model, the Company used the following weighted-average assumptions:

	Time-Based Awards
	2010	2009

Expected term to exercise (years)	4.0	4.0
Expected volatility	36.33%	34.24%
Risk-free interest rate	1.95%	1.89%
Expected dividend yield	0%	0%

Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction. There were no options granted during 2008.

Performance-based options.  Certain performance-based options granted under the 2006 Plan vest upon the attainment of annual EBITDA targets for the Company during the five fiscal year periods following the date of grant. Additionally, EBITDA in excess of the EBITDA target in any given year shall be applied to the EBITDA of any previous year for which the EBITDA target was not met in full such that attainment of a prior year EBITDA target can be achieved subsequently. In the event all EBITDA targets of previous years were met in full, the excess EBITDA shall be applied to the EBITDA of future years. These performance-based options can also vest upon a change in control, subject to certain conditions. There were no such performance-based options granted during 2010, 2009 or 2008. Compensation expense is recorded at the time that the attainment of the annual and cumulative EBITDA targets becomes probable. For purposes of Note 10, references to EBITDA mean the Company’s Consolidated EBITDA, as further adjusted to exclude acquired EBITDA and cost savings.

•	In March 2008, Holdings’ Board of Directors approved (i) the vesting, conditioned upon the Company’s EBITDA for 2008 falling within the targeted range, of the 2006 and 2007 performance-based options that did not otherwise vest during 2006 or 2007, and (ii) the reduction of the Company’s annual EBITDA target range for 2008. As of that date, the Company estimated the weighted-average fair value

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

of its performance-based options that vest upon the attainment of the 2008 EBITDA target range to be $4.83. In estimating the common stock value, the Company valued the Company using several methods, including the income approach, guideline company method and comparable transaction method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 26.0%; risk-free interest rate of 1.735%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2009, the Board of Directors of Holdings approved the vesting of the 2006, 2007 and 2008 performance-based options that did not otherwise vest during 2008 and established the Company’s annual EBITDA target range for 2009. As of that date, the Company estimated the weighted-average fair value of the performance-based options that were vested by the Board and those that vest upon the attainment of the 2009 EBITDA target range to be $3.65. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2010, the Company’s Board of Directors established SS&C’s annual EBITDA target range for 2010. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2010 EBITDA target range to be $6.90 per share. In estimating the common stock value, the Company valued the Company using the income approach and the guideline company method. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 43.0%; risk-free interest rate of 1.2%; and no dividend yield. Expected volatility is based on a combination of the Company’s historical volatility adjusted for the Transaction and historical volatility of the Company’s peer group. Expected term to exercise is based on the Company’s historical stock option exercise experience, adjusted for the Transaction.

•	In February 2010, the Company’s Board of Directors amended the 2006 Plan to provide for the conversion of the outstanding performance-based options that would vest only upon a change in control into performance-based options that vest 50% based on EBITDA performance in each of 2010 and 2011. This amendment affected 1,680,868 outstanding options.

The fair value of these performance-based options vested during the years ended December 31, 2010, 2009 and 2008 was approximately $10.4 million, $2.6 million and $3.9 million, respectively. At December 31, 2010, there was approximately $9.3 million of unearned non-cash stock-based compensation that the Company could recognize as expense over approximately the next year when and if the attainment of the future EBITDA targets becomes probable.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The amount of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

Statement of Operations Classification	2010	2009	2008

Cost of maintenance	$341	$114	$142
Cost of professional services	485	208	240
Cost of software-enabled services	2,786	1,133	1,621

Total cost of revenues	3,612	1,455	2,003
Selling and marketing	1,962	954	1,184
Research and development	1,346	600	777
General and administrative(1)	6,334	2,598	3,359

Total operating expenses	9,642	4,152	5,320

Total stock-based compensation expense	$13,254	$5,607	$7,323

(1)	For the year ended December 31, 2010, includes stock-based compensation expense of $0.6 million associated with restricted Class A stock. At December 31, 2010, there was approximately $1.6 million of unearned non-cash stock-based compensation related to the restricted stock that the Company expects to recognize as expense over an average remaining period of approximately 2 years.

The associated future income tax benefit recognized was $4.4 million, $3.1 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, the amount of cash received from the exercise of stock options was $10.4 million, with an associated tax benefit realized of $9.5 million. The intrinsic value of options exercised during the year ended December 31, 2010 was approximately $27.9 million. For the year ended December 31, 2009, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2009 was approximately $0.8 million. For the year ended December 31, 2008, the amount of cash received from the exercise of stock options was less than $0.1 million, with an associated tax benefit realized of less than $0.1 million. The intrinsic value of options exercised during the year ended December 31, 2008 was approximately $1.3 million.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

The following table summarizes stock option transactions for the years ended December 31, 2010, 2009 and 2008:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2007	13,775,664	$6.80
Granted	—	—
Cancelled/forfeited	(622,360)	8.88
Exercised	(291,184)	8.24

Outstanding at December 31, 2008	12,862,120	6.67
Granted	357,041	11.35
Cancelled/forfeited	(219,010)	8.91
Exercised	(262,592)	7.62

Outstanding at December 31, 2009	12,737,559	6.74
Granted(1)	2,154,135	14.67
Cancelled/forfeited	(224,125)	13.60
Exercised	(2,485,377)	4.35

Outstanding at December 31, 2010	12,182,192	8.51

(1)	Of the grants during 2010, 1,636,335 were granted under the 2008 Plan and 517,800 were granted under the 2006 Plan.

The following table summarizes information about stock options outstanding that are expected to vest and stock options outstanding that are exercisable at December 31, 2010:

Outstanding, Vested Options Currently Exercisable				Outstanding Options Expected to Vest
			Weighted				Weighted
	Weighted		Average		Weighted		Average
	Average		Remaining		Average		Remaining
	Exercise	Aggregate	Contractual		Exercise	Aggregate	Contractual
Shares	Price	Intrinsic Value	Term (Years)	Shares	Price	Intrinsic Value	Term (Years)
		(In thousands)				(In thousands)

9,193,833	$7.08	$123,435	4.7	2,131,119	$14.50	$12,803	9.16

11.	Acquisitions

TimeShareWare

On December 6, 2010, the Company purchased all of the outstanding stock of PC Consulting d/b/a TimeShareWare (“TSW”) for approximately $29.3 million in cash, plus the assumption of certain liabilities. TSW provides technology solutions for shared-ownership resorts including vacation membership associations, fractional membership properties, condo-hotels, vacation rentals, and timeshare resorts.

The net assets and results of operations of TSW have been included in the Company’s consolidated financial statements from December 6, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately seven years, the trade name is amortized over approximately 10 years, and the contractual relationships are amortized over approximately 10 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is not tax deductible.

There are $0.6 million in revenues from TSW operations included in the consolidated statement of operations for the year ended December 31, 2010.

Thinkorswim Technologies, Inc.

On October 1, 2010, the Company purchased all of the outstanding stock of thinkorswim Technologies, Inc. (“TOS”) for approximately $5.2 million in cash, plus the costs of affecting the transaction and the assumption of certain liabilities. TOS is an Internet-deployed trade order management system, execution system, and liquidity engine that provides connectivity to algorithmic trading systems.

The net assets and results of operations of TOS have been included in the Company’s consolidated financial statements from October 1, 2010. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology and customer contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately five years and the contractual relationships are amortized over approximately three years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill and is tax deductible.

There are $0.9 million in revenues from TOS operations included in the consolidated statement of operations for the year ended December 31, 2010.

Geller Investment Partnership Services

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

There are $7.0 million in revenues from GIPS operations included in the consolidated statement of operations for the year ended December 31, 2010.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

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

The net assets and results of operations of Tradeware have been included in the Company’s consolidated financial statements from December 31, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, and client relationships and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately five years, the trade name is amortized over approximately 10 years, and the contractual relationships are amortized over approximately 12 years, the estimated lives of the assets. The remainder of the purchase price was allocated to goodwill, a portion of which is tax deductible.

TheNextRound, Inc.

On November 19, 2009, the Company purchased all the outstanding stock of TheNextRound, Inc. (“TNR”) for approximately $18.7 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities and net of cash acquired. TNR provides front- and back-office software solutions to the private equity and alternative investment communities.

The net assets and results of operations of TNR have been included in the Company’s consolidated financial statements from November 20, 2009. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name, client relationships and client contracts, and non-compete agreements, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that current cash flows for the intangible asset bear to the total of current and expected future cash flows for the intangible asset. The completed technology is amortized over approximately seven years, the trade name is amortized over approximately 10 years, the client relationships are amortized over approximately 13 years, and the non-compete agreements are amortized over approximately two years, the estimated lives of the assets.

As of December 31, 2009, the Company recorded a contingent consideration liability of $1.0 million, which is based on the attainment of certain revenue and EBITDA targets by the acquired business through May 2011. The total possible undiscounted payments could range from zero to $6.5 million. As of December 31, 2010, the liability has a fair value of $0. See Note 7 for further discussion of the contingent consideration liability. In addition, the Company accrued a $1.0 million contingent liability, which was subsequently settled concurrent with the GIPS acquisition. The Company was fully indemnified for this amount by the TNR shareholders. The remainder of the purchase price was allocated to goodwill and is tax deductible.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

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

The following summarizes the allocation of the purchase price for the acquisitions of TSW, TOS, GIPS, Tradeware, TNR, MAXIMIS, Evare, and MDS (in thousands):

	TSW	TOS	GIPS	Tradeware	TNR	MAXIMIS	Evare	MDS

Tangible assets acquired, net of cash received	$187	$33	$32	$1,795	$1,155	$143	$1,090	$1,216
Accounts receivable	2,994	770	1,680	1,212	3,362	—	928	—
Completed technology	3,000	480	—	2,700	3,200	1,485	—	2,300
Trade names	200	—	—	300	200	110	150	155
Acquired client relationships and contracts	5,900	1,950	2,500	8,300	4,800	5,420	1,720	5,370
Non-compete agreements	—	—	—	—	100	—	—	—
Goodwill	22,397	2,022	8,404	15,295	13,057	821	500	8,790
Deferred revenue	(735)	—	(1,126)	(2)	(3,172)	(965)	(28)	(114)
Deferred taxes	(3,484)	—	—	(2,981)	—	—	—	—
Other liabilities assumed	(1,199)	(27)	(118)	(4,236)	(3,980)	(108)	(810)	(18)

Consideration paid, net of cash acquired	$29,260	$5,228	$11,372	$22,383	$18,722	$6,906	$3,550	$17,699

The preliminary purchase price allocations for each of the acquisitions completed during the fourth quarter of fiscal 2010 were based upon a preliminary valuation and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

The fair value of acquired accounts receivable balances approximates the contractual amounts due from acquired customers, except for approximately $1.0 million, $0.3 million and less than $0.1 million of contractual amounts that are not expected to be collected as of the acquisition date and that were also reserved by the companies acquired – Tradeware, TSW and TOS, respectively.

The goodwill associated with each of the transactions above is a result of expected synergies from combining the operations of businesses acquired with the Company and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The following unaudited pro forma condensed consolidated results of operations is provided for illustrative purposes only and assumes that the acquisitions of TSW, TOS, GIPS, Tradeware, TNR, MAXIMIS, Evare and MDS occurred on January 1, 2009. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	2010	2009

Revenues	$343,266	$320,111
Net income	$35,278	$22,408

12.	Related Party Transactions

At the time of the Transaction, the Company agreed to pay TC Group, L.L.C. an annual fee of $1.0 million for certain management services to be performed by TC Group, L.L.C. following the Transaction and will also pay Carlyle additional reasonable compensation for other services provided by TC Group, L.L.C. to the Company from time to time, including investment banking, financial advisory and other services. The Company’s obligation to pay TC Group, L.L.C. these fees terminated upon completion of Holdings’ IPO in March 2010. Expenses of $0.3 million, $1.1 million, and $1.1 million in 2010, 2009 and 2008, respectively, related to these services are included in general and administrative expenses in the statement of operations.

In 2008, the Company agreed to provide fund administration services to certain investment funds affiliated with The Carlyle Group. The Company recorded revenues of $0.8 million, $0.3 million and $0.5 million under this arrangement during the years ended December 31, 2010, 2009 and 2008, respectively.

In 2009, the Company agreed to provide processing services to the Carlyle Investment Management L.L.C., including investment accounting and data processing services. The agreement continues until June 22, 2011. The Company will be paid a monthly charge based on annual rates derived from the net asset value of Carlyle Investment Management L.L.C., subject to a minimum monthly fee. The Company will also receive other fees for certain ancillary services that it provides under the agreement. In 2010 and 2009, the Company recorded revenue of $0.5 million and less than $0.1 million, respectively, under this arrangement.

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

The Company operates in one reportable segment. There were no sales to any individual clients during the periods in the three-year period ended December 31, 2010 that represented 10% or more of net sales. The Company attributes net sales to an individual country based upon location of the client.

The Company manages its business primarily on a geographic basis. The Company’s reportable regions consist of the United States, Canada, Americas excluding the United States and Canada, Europe and Asia Pacific and Japan. The European region includes European countries as well as the Middle East and Africa.

The Company relies exclusively on its operations in the Netherlands for sales of its Altair product. Total revenue derived from this product was $1.8 million, $2.3 million and $2.7 million in the years ended December 31, 2010, 2009 and 2008, respectively.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Revenues by geography were (in thousands):

	2010	2009	2008

United States	$224,630	$172,323	$169,749
Canada	49,704	41,708	44,112
Americas, excluding United States and Canada	6,152	7,393	4,448
Europe	40,285	42,152	53,860
Asia-Pacific and Japan	8,134	7,339	7,837

	$328,905	$270,915	$280,006

Long-lived assets as of December 31, were (in thousands):

	2010	2009

United States	$14,691	$18,146
Canada	4,460	4,906
Americas, excluding United States and Canada	109	100
Europe	687	460
Asia-Pacific and Japan	792	650

	$20,739	$24,262

Revenues by product group were (in thousands):

	2010	2009	2008

Portfolio management/accounting	$261,736	$222,208	$225,567
Trading/treasury operations	40,239	22,952	27,664
Financial modeling	8,786	8,475	8,685
Loan management/accounting	4,974	4,608	5,189
Property management	5,578	5,343	5,874
Money market processing	5,143	4,514	4,032
Training	2,449	2,815	2,995

	$328,905	$270,915	$280,006

15.	Selected Quarterly Financial Data (Unaudited)

Unaudited quarterly results for 2010 and 2009 were:

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter
	(In thousands)

2010
Revenue	$78,174	$81,618	$83,003	$86,110
Gross profit	39,012	40,678	40,666	42,617
Operating income	19,421	19,789	19,585	21,045
Net income	9,021	4,362	9,854	9,176

(1)	During the second quarter of 2010, the Company recognized a loss on extinguishment of debt of $5.5 million, which decreased net income for the period.

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

2009
Revenue	$63,722	$67,251	$68,897	$71,045
Gross profit	30,650	32,730	34,096	35,699
Operating income	14,473	15,835	17,663	19,132
Net income	3,898	3,491	5,607	6,022

16.	Subsequent Events

Follow-on public offering.  On February 3, 2011, Holdings completed a follow-on public offering of 11,000,000 shares of its common stock at a price per share of $17.60. Of the 11,000,000 shares being offered to the public, 2,000,000 shares were offered by Holdings and 9,000,000 shares were offered by selling stockholders. Holdings granted the underwriters a 30-day option to purchase up to an additional 1,100,000 shares of common stock at the public offering price to cover over-allotments, if any. In February 2011, Holdings received total net proceeds from the offering, excluding the over-allotment, of approximately $33.8 million, none of which relates to proceeds from the sale of shares by selling stockholders.

Redemption of senior subordinated notes.  On February 15, 2011, Holdings announced that the Company issued a redemption notice for $66.6 million in aggregate principal amount outstanding of its 11 3/4% senior subordinated notes due 2013, at a redemption price of 102.9375% of principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011. Upon completion of the redemption, $66.6 million in aggregate principal amount of the notes will remain outstanding. Interest on the redeemed portion of the notes will cease to accrue on or after March 17, 2011. The redemption is being funded with the cash proceeds from the follow-on public offering described above together with existing cash resources.

Overallotment option from follow-on public offering (unaudited).  On March 9, 2011, Holdings sold 1,100,000 shares of its common stock to the underwriters pursuant to the over-allotment option. Holdings received total net proceeds from the overallotment of approximately $18.6 million.

Acquisition (unaudited).  On March 10, 2011, the Company purchased all of the outstanding stock of BenefitsXML, Inc. (“BenefitsXML”) for approximately $15.1 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. BenefitsXML provides technology solutions for employee benefit plan providers. The net assets and results of operations of BenefitsXML will be included in the Company’s consolidated financial statements from March 11, 2011. The relevant business combination disclosures will be included in the Company’s financial statements once the preliminary accounting has been finalized.

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

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

Condensed consolidating financial information as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, 2009 and 2008 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	December 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$67,256	$2,272	$15,315	$—	$84,843
Accounts receivable, net	22,607	9,521	13,403	—	45,531
Prepaid expenses and other current assets	2,527	709	2,696	—	5,932
Prepaid income taxes	669	—	1,573	—	2,242
Deferred income taxes	731	293	118	—	1,142
Property and equipment, net	7,785	1,148	4,637	—	13,570
Investment in subsidiaries	260,411	—	—	(260,411)	—
Intercompany balances	98,707	414	(99,121)	—	—
Deferred income taxes, long-term	—	—	686	—	686
Goodwill, intangible and other assets, net	739,417	88,463	293,900	—	1,121,780

Total assets	$1,200,110	$102,820	$233,207	$(260,411)	$1,275,726

Current portion of long-term debt	$1,410	$—	$292	$—	$1,702
Accounts payable	2,099	90	1,601	—	3,790
Accrued expenses	18,286	3,568	7,357	—	29,211
Income taxes payable	(1,548)	101	1,447	—	—
Deferred maintenance and other revenue	29,653	3,498	8,520	—	41,671
Long-term debt, net of current portion	261,524	—	27,568	—	289,092
Other long-term liabilities	6,223	—	6,120	—	12,343
Deferred income taxes, long-term	25,280	6,181	9,273	—	40,734

Total liabilities	342,927	13,438	62,178	—	418,543

Stockholder’s equity	857,183	89,382	171,029	(260,411)	857,183

Total liabilities and stockholder’s equity	$1,200,110	$102,820	$233,207	$(260,411)	$1,275,726

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash and cash equivalents	$6,226	$1,087	$11,742	$—	$19,055
Accounts receivable, net	24,958	5,898	10,744	—	41,600
Prepaid expenses and other current assets	3,440	575	2,149	—	6,164
Prepaid income taxes	669	—	—	—	669
Deferred income taxes	1,321	220	239	—	1,780
Property and equipment, net	7,998	1,620	4,418	—	14,036
Investment in subsidiaries	193,769	—	—	(193,769)	—
Intercompany balances	104,903	(6,353)	(98,550)	—	—
Deferred income taxes, long-term	—	—	499	—	499
Goodwill, intangible and other assets, net	754,745	60,997	286,096	—	1,101,838

Total assets	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

Current portion of long-term debt	$3,725	$—	$545	$—	$4,270
Accounts payable	1,935	1,043	1,826	—	4,804
Accrued expenses	23,733	3,813	6,155	—	33,701
Income taxes payable	739	(63)	27	—	703
Deferred maintenance and other revenue	29,308	2,888	8,204	—	40,400
Long-term debt, net of current portion	351,624	—	41,365	—	392,989
Other long-term liabilities	3,482	384	6,898	—	10,764
Deferred income taxes, long-term	37,496	3,265	11,262	—	52,023

Total liabilities	452,042	11,330	76,282	—	539,654

Stockholder’s equity	645,987	52,714	141,055	(193,769)	645,987

Total liabilities and stockholder’s equity	$1,098,029	$64,044	$217,337	$(193,769)	$1,185,641

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	For the Year Ended December 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$148,103	$96,236	$86,198	$(1,632)	$328,905
Cost of revenues	81,640	54,178	31,709	(1,595)	165,932

Gross profit	66,463	42,058	54,489	(37)	162,973
Operating expenses:
Selling & marketing	14,812	4,118	6,336	(37)	25,229
Research & development	16,559	6,806	8,077	—	31,442
General & administrative	19,179	2,690	4,593	—	26,462

Total operating expenses	50,550	13,614	19,006	(37)	83,133

Operating income	15,913	28,444	35,483	—	79,840
Interest expense, net	(19,641)	5	(10,776)	—	(30,412)
Loss on extinguishment of debt	(5,480)	—	—	—	(5,480)
Other income (expense), net	1,961	(489)	(973)	—	499

(Loss) income before income taxes	(7,247)	27,960	23,734	—	44,447
(Benefit) provision for income taxes	128	5,047	6,859	—	12,034
Equity in net income of subsidiaries	39,788	—	—	(39,788)	—

Net income	$32,413	$22,913	$16,875	$(39,788)	$32,413

	For the Year Ended December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$119,150	$72,564	$80,793	$(1,592)	$270,915
Cost of revenues	64,330	44,383	30,619	(1,592)	137,740

Gross profit	54,820	28,181	50,174	—	133,175
Operating expenses:
Selling & marketing	12,212	2,690	5,460	—	20,362
Research & development	15,426	3,505	7,582	—	26,513
General & administrative	14,310	913	3,974	—	19,197

Total operating expenses	41,948	7,108	17,016	—	66,072

Operating income	12,872	21,073	33,158	—	67,103
Interest expense, net	(25,204)	—	(11,659)	—	(36,863)
Other income (expense), net	1,585	(577)	(2,426)	—	(1,418)

(Loss) income before income taxes	(10,747)	20,496	19,073	—	28,822
(Benefit) provision for income taxes	(637)	3,850	6,591	—	9,804
Equity in net income of subsidiaries	29,128	—	—	(29,128)	—

Net income	$19,018	$16,646	$12,482	$(29,128)	$19,018

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	For the Year Ended December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Revenues	$115,501	$78,577	$87,514	$(1,586)	$280,006
Cost of revenues	65,069	44,268	34,682	(1,586)	142,433

Gross profit	50,432	34,309	52,832	—	137,573
Operating expenses:
Selling & marketing	12,085	1,799	5,682	—	19,566
Research & development	14,237	4,163	8,404	—	26,804
General & administrative	18,995	1,318	5,807	—	26,120

Total operating expenses	45,317	7,280	19,893	—	72,490

Operating income	5,115	27,029	32,939	—	65,083
Interest expense, net	(26,117)	(3)	(15,010)	—	(41,130)
Other income, net	541	106	1,347	—	1,994

(Loss) income before income taxes	(20,461)	27,132	19,276	—	25,947
(Benefit) provision for income taxes	(4,905)	5,657	6,394	—	7,146
Equity in net income of subsidiaries	34,357	—	—	(34,357)	—

Net income	$18,801	$21,475	$12,882	$(34,357)	$18,801

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	For the Year Ended December 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$32,413	$22,913	$16,875	$(39,788)	$32,413
Non-cash adjustments	(8,992)	5,631	8,069	39,788	44,496
Changes in operating assets and liabilities	5,107	(3,881)	(2,568)	—	(1,342)

Net cash provided by operating activities	28,528	24,663	22,376	—	75,567

Cash Flow from Investment Activities:
Intercompany transactions	(4,553)	6,213	(1,660)	—	—
Cash paid for businesses acquired, net of cash acquired	(16,600)	(29,260)	45	—	(45,815)
Additions to property and equipment and software	(2,893)	(353)	(1,588)	—	(4,834)
Additions to capitalized software	(354)	(155)	—	—	(509)
Proceeds from sale of property and equipment	52	77	(70)	—	59

Net cash used in investing activities	(24,348)	(23,478)	(3,273)	—	(51,099)

Cash Flow from Financing Activities:
Net repayments of debt	(92,415)	—	(15,705)	—	(108,120)
Transactions involving SS&C Technologies Holdings, Inc. common stock	149,266	—	—	—	149,266

Net cash used in financing activities	56,851	—	(15,705)	—	41,146

Effect of exchange rate changes on cash	—	—	174	—	174

Net decrease in cash and cash equivalents	61,031	1,185	3,572	—	65,788
Cash and cash equivalents, beginning of period	6,226	1,087	11,742	—	19,055

Cash and cash equivalents, end of period	$67,257	$2,272	$15,314	$—	$84,843

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	For the Year Ended December 31, 2009
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$19,018	$16,646	$12,482	$(29,128)	$19,018
Non-cash adjustments	(4,235)	3,406	7,007	29,128	35,306
Changes in operating assets and liabilities	3,381	1,747	400	—	5,528

Net cash provided by operating activities	18,164	21,799	19,889	—	59,852

Cash Flow from Investment Activities:
Intercompany transactions	26,245	(6,246)	(19,999)	—	—
Cash paid for businesses acquired, net of cash acquired	(29,178)	(19,561)	(2,738)	—	(51,477)
Additions to property and equipment and software	(1,636)	(85)	(838)	—	(2,559)
Additions to capitalized software	(101)	—	—	—	(101)
Proceeds from sale of property and equipment	—	—	3	—	3

Net cash used in investing activities	(4,670)	(25,892)	(23,572)	—	(54,134)

Cash Flow from Financing Activities:
Net repayments of debt	(17,380)	—	(299)	—	(17,679)
Transactions involving SS&C Technologies Holdings, Inc. common stock	(217)	—	—	—	(217)

Net cash used in financing activities	(17,597)	—	(299)	—	(17,896)

Effect of exchange rate changes on cash	—	—	1,934	—	1,934

Net decrease in cash and cash equivalents	(4,103)	(4,093)	(2,048)	—	(10,244)
Cash and cash equivalents, beginning of period	10,329	5,180	13,790	—	29,299

Cash and cash equivalents, end of period	$6,226	$1,087	$11,742	$—	$19,055

SS&C Technologies, Inc. and subsidiaries

Notes to consolidated financial statements — (Continued)

	For the Year Ended December 31, 2008
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total

Cash Flow from Operating Activities:
Net income	$18,801	21,475	$12,882	$(34,357)	$18,801
Non-cash adjustments	(6,424)	3,320	9,032	34,357	40,285
Changes in operating assets and liabilities	3,305	(1,200)	464	—	2,569

Net cash provided by operating activities	15,682	23,595	22,378	—	61,655

Cash Flow from Investment Activities:
Intercompany transactions	(1,011)	(1,771)	2,782	—	—
Cash paid for businesses acquired, net of cash acquired	—	(17,864)	—	—	(17,864)
Additions to property and equipment	(2,662)	(764)	(3,320)	—	(6,746)
Proceeds from sale of property and equipment	2	—	—	—	2

Net cash used in investing activities	(3,671)	(20,399)	(538)	—	(24,608)

Cash Flow from Financing Activities:
Net repayments of debt	(10,755)	—	(14,819)	—	(25,574)
Transactions involving SS&C Technologies Holdings, Inc. common stock	42	—	—	—	42

Net cash used in financing activities	(10,713)	—	(14,819)	—	(25,532)

Effect of exchange rate changes on cash	—	—	(1,391)	—	(1,391)

Net increase in cash and cash equivalents	1,298	3,196	5,630	—	10,124
Cash and cash equivalents, beginning of period	9,031	1,984	8,160	—	19,175

Cash and cash equivalents, end of period	$10,329	$5,180	$13,790	$—	$29,299

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2	.1†	Agreement and Plan of Merger, dated as of July 28, 2005, by and among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2005 (File No. 000-28430)
2	.2†	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 25, 2005, by among Sunshine Acquisition Corporation, Sunshine Merger Corporation and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 30, 2005 (File No. 000-28430)
2	.3†	Asset Purchase Agreement, dated September 30, 2008, by and among SS&C Technologies New Jersey, Inc., Micro Design Services, LLC and, for the limited purposes stated therein, Roman J. Szymansky and Xavier F. Gonzalez is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2008 (File No. 333-135139)
3.1		Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-135139) (the “Form S-4”)
3.2		Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Form S-4
4.1		Indenture, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, the Guarantors named on the signature pages thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, including the form of 11 3/4% Senior Subordinated Note due 2013, is incorporated herein by reference to Exhibit 4.1 to the Form S-4
4.2		First Supplemental Indenture, dated as of April 27, 2006, among Cogent Management Inc., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 4.2 to the Form S-4
4.3		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.3 to the Form S-4
4.4		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.4 to the Form S-4
4.5		Registration Rights Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant and the Guarantors named therein, as Issuers, and Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Initial Purchasers, is incorporated herein by reference to Exhibit 4.5 to the Form S-4
4.6		Purchase Agreement, dated as of November 17, 2005, between Sunshine Acquisition II, Inc. and the Initial Purchasers named in Schedule I thereto is incorporated herein by reference to Exhibit 4.6 to the Form S-4
4.7		Joinder Agreement, dated as of November 23, 2005, executed by the Registrant, Financial Models Company Ltd., Financial Models Holdings Inc., SS&C Fund Administration Services LLC, OMR Systems Corporation and Open Information Systems, Inc. is incorporated herein by reference to Exhibit 4.7 to the Form S-4
4.8		Joinder Agreement, dated as of April 27, 2006, executed by Cogent Management Inc. is incorporated herein by reference to Exhibit 4.8 to the Form S-4
4.9		Second Supplemental Indenture, dated as of September 1, 2009, among SS&C Technologies Connecticut, LLC, the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2009 (File No. 000-28430) (the “September 4, 2009 8-K”)
4.10		Third Supplemental Indenture, dated as of December 22, 2009, among TheNextRound, Inc., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2009 (File No. 000-28430) (the “December 23, 2009 8-K”)

Exhibit
Number		Description of Exhibit

4.11		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.4 to the September 4, 2009 8-K
4.12		Guarantee of 11 3/4% Senior Subordinated Notes due 2013 by TheNextRound, Inc. is incorporated herein by reference to Exhibit 10.3 to the December 23, 2009 8-K
4.13		Joinder Agreement, dated as of September 1, 2009, executed by SS&C Technologies Connecticut, LLC is incorporated herein by reference to Exhibit 10.5 to the September 4, 2009 8-K
4.14		Joinder Agreement, dated as of December 22, 2009, executed by TheNextRound, Inc. is incorporated herein by reference to Exhibit 10.4 to the December 23, 2009 8-K
4.15		Fourth Supplemental Indenture, dates as of April 12, 2010, among Tradeware Global Corp., the Registrant and Wells Fargo Bank, National Association, as Trustee, relating to the 11 3/4% Senior Subordinated Notes due 2013, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 15, 2010 (File No. 001-34675) (the “April 15, 2010 8-K”)
4.16		Guarantee of 11 3/4% Senior Subordinated Notes due 2014 by Tradeware Global Corp. is incorporated by reference to Exhibit 10.3 to the April 15, 2010 8-K
4.17		Joinder Agreement, dated as of April 12, 2010, executed by Tradeware Global Corp. is incorporated herein by reference to Exhibit 10.4 to the April 15, 2010 8-K
10.1		Credit Agreement, dated as of November 23, 2005, among Sunshine Acquisition II, Inc., the Registrant, SS&C Technologies Canada Corp., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent, is incorporated herein by reference to Exhibit 10.1 to the Form S-4
10.2		Guarantee and Collateral Agreement, dated as of November 23, 2005, made by Sunshine Acquisition Corporation, Sunshine Acquisition II, Inc., the Registrant and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Form S-4
10.3		CDN Guarantee and Collateral Agreement, dated as of November 23, 2005, made by SS&C Technologies Canada Corp. and 3105198 Nova Scotia Company in favor of JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Form S-4
10.4		Assumption Agreement, dated as of April 27, 2006, made by Cogent Management Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.4 to the Form S-4
10	.5*	Stockholders Agreement of Sunshine Acquisition Corporation, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-4
10.6		Registration Rights Agreement, dated as of November 23, 2005, by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., William C. Stone and Other Executive Investors (as defined therein) is incorporated herein by reference to Exhibit 10.6 to the Form S-4
10	.7*	Form of Service Provider Stockholders Agreement by and among Sunshine Acquisition Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and the Service Provider Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.7 to the Form S-4
10.8		SS&C Technologies, Inc. Management Rights Agreement, dated as of November 23, 2005, by and among Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., Sunshine Acquisition Corporation and the Registrant is incorporated herein by reference to Exhibit 10.9 to the Form S-4
10	.9*	1998 Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.10 to the Form S-4
10	.10*	1999 Non-Officer Employee Stock Incentive Plan, including form of stock option agreement, is incorporated herein by reference to Exhibit 10.11 to the Form S-4

Exhibit
Number		Description of Exhibit

10	.11*	Form of Option Assumption Notice for 1998 Stock Incentive Plan and 1999 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Form S-4
10	.12*	2006 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 15, 2006 (File No. 333-135139) (the “August 15, 2006 8-K”)
10	.13*	Forms of 2006 Equity Incentive Plan Amended and Restated Stock Option Grant Notice and Amended and Restated Stock Option Agreement are incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 2, 2010 (File No. 000-28430) (the “March 2, 2010 8-K”)
10	.14*	Form of Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to the August 15, 2006 8-K
10	.15*	Employment Agreement, dated as of March 11, 2010, by and among William C. Stone, SS&C Technologies Holdings, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.27 to SS&C Technologies Holding, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-164043) (the “2010 Form S-1”)
10.16		Lease Agreement, dated September 23, 1997, by and between the Registrant and Monarch Life Insurance Company, as amended by First Amendment to Lease dated as of November 18, 1997, is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-28430)
10.17		Second Amendment to Lease, dated as of April 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-28430) (the “2004 10-K”)
10.18		Third Amendment to Lease, effective as of July 1, 1999, between the Registrant and New Boston Lamberton Limited Partnership is incorporated herein by reference to Exhibit 10.13 to the 2004 10-K
10.19		Fourth Amendment to Lease, effective as of June 7, 2005, between the Registrant and New Boston Lamberton Limited Partnership, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-28430) (the “Q2 2005 10-Q”)
10.20		Lease Agreement, dated January 6, 1998, by and between Financial Models Company Inc. and Polaris Realty (Canada) Limited, as amended by First Amendment of Lease, dated as of June 24, 1998, and as amended by Second Lease Amending Agreement, dated as of November 13, 1998, is incorporated herein by reference to Exhibit 10.6 to the Q2 2005 10-Q
10.21		First Amendment, dated as of March 6, 2007, to the Credit Agreement, dated as of November 23, 2005, among the Registrant, SS&C Technologies Canada Corp., as CDN Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as lenders, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank, N.A., as administrative agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current on Form 8-K, filed on March 9, 2007 (File No. 333-135139)
10.22		Fifth Amendment to Lease, dated as of November 1, 2006, by and between the Registrant and New Boston Limited Partnership is incorporated herein by reference to Exhibit 10.25 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-143719) (the “Form S-1”)
10	.23*	2008 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.26 to the Form S-1
10	.24*	Form of 2008 Stock Incentive Plan Stock Option Grant Notice and Stock Option Agreement is incorporated herein by reference to Exhibit 10.26 to the 2010 Form S-1
10	.25*	Amendment No. 1, dated April 22, 2008, to the Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.28 to the Form S-1

Exhibit
Number		Description of Exhibit

10	.26*	Amendment No. 1, dated April 22, 2008, to the Service Provider Stockholders Agreement dated as of November 23, 2005, by and among SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. is incorporated herein by reference to Exhibit 10.29 to the Form S-1
10.27		Assumption Agreement, dated as of August 31, 2009, made by SS&C Technologies Connecticut, LLC, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the September 4, 2009 8-K
10.28		Assumption Agreement, dated as of December 22, 2009, made by TheNextRound, Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the December 23, 2009 8-K
10.29		Acknowledgment and Confirmation Agreement, dated as of August 31, 2009, among SS&C Technologies Canada Corp., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch, is incorporated herein by reference to Exhibit 10.2 to the September 4, 2009 8-K
10	.30*	Amended and Restated Stock Option Agreement, dated February 16, 2010, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on February 26, 2010 (File. No. 000-28430)
10.31		Assumption Agreement, dated as of April 12, 2010, made by Tradeware Global Corp. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the April 15, 2010 8-K
10.32		Amendment No. 2, dated March 2, 2010, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, by and among the Registrant, Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the March 2, 2010 8-K
10.33		Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.35 to the 2010 Form S-1
10.34		Restricted Stock Agreement, dated as of January 21, 2011, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated herein by reference to Exhibit 10.34 to SS&C Technologies Holdings, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-171673)
10.35		Amendment No. 3, dated March 10, 2011, to the Stockholders Agreement dated as of November 23, 2005, as amended by Amendment No. 1 to the Stockholders Agreement dated April 22, 2008, and Amendment No. 2 to the Stockholders Agreement dated March 2, 2010, by and among the SS&C Technologies Holdings, Inc., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P. and William C. Stone
12		Statement of Computation of Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
31.1		Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1351, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.