Form 10-Q
period 2011-03-31
SS&C TECHNOLOGIES INC
filed 2011-05-13
CIK 1011661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,000 shares of the registrant’s common stock outstanding as of May 12, 2011.

SS&C TECHNOLOGIES, INC.
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should”, and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$70,835	$84,843
Accounts receivable, net of allowance for doubtful accounts of $2,328 and $1,986, respectively	55,676	45,531
Prepaid expenses and other current assets	6,230	5,932
Prepaid income taxes	2,789	2,242
Deferred income taxes	1,226	1,142

Total current assets	136,756	139,690

Property and equipment:
Leasehold improvements	5,650	5,605
Equipment, furniture, and fixtures	32,187	30,407

	37,837	36,012
Less accumulated depreciation	(23,992)	(22,442)

Net property and equipment	13,845	13,570

Deferred income taxes	636	686
Goodwill (Note 9)	944,968	926,668
Intangible and other assets, net of accumulated amortization of $163,191 and $153,123, respectively	191,688	195,112

Total assets	$1,287,893	$1,275,726

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$1,697	$1,702
Accounts payable	3,392	3,790
Accrued employee compensation and benefits	5,395	16,854
Other accrued expenses	13,077	11,052
Interest payable	2,609	1,305
Deferred maintenance and other revenue	53,072	41,671

Total current liabilities	79,242	76,374

Long-term debt, net of current portion (Note 5)	222,838	289,092
Other long-term liabilities	13,458	12,343
Deferred income taxes	38,218	40,734

Total liabilities	353,756	418,543

Commitments and contingencies (Note 8)
Stockholder’s equity (Notes 3 and 4):
Common stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	804,910	745,771
Accumulated other comprehensive income	40,680	32,699
Retained earnings	88,547	78,713

Total stockholder’s equity	934,137	857,183

Total liabilities and stockholder’s equity	$1,287,893	$1,275,726

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Software licenses	$6,573	$5,589
Maintenance	19,447	18,019
Professional services	5,267	5,389
Software-enabled services	57,720	49,177

Total revenues	89,007	78,174

Cost of revenues:
Software licenses	1,675	1,928
Maintenance	8,666	7,997
Professional services	3,570	3,358
Software-enabled services	30,584	25,879

Total cost of revenues	44,495	39,162

Gross profit	44,512	39,012

Operating expenses:
Selling and marketing	6,890	6,152
Research and development	7,972	7,759
General and administrative	6,543	5,680

Total operating expenses	21,405	19,591

Operating income	23,107	19,421

Interest expense, net	(5,127)	(9,017)
Other expense, net	(287)	(115)
Loss on extinguishment of debt	(2,881)	—

Income before income taxes	14,812	10,289
Provision for income taxes	4,978	1,268

Net income	$9,834	$9,021

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$9,834	$9,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,378	10,113
Amortization of loan origination costs	1,393	584
Gain on sale or disposition of property and equipment	—	(2)
Deferred income taxes	(2,776)	(2,359)
Stock-based compensation expense	1,797	1,350
Provision for doubtful accounts	430	146
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(9,572)	(1,178)
Prepaid expenses and other assets	(43)	193
Accounts payable	(566)	(966)
Accrued expenses and other liabilities	(9,917)	(7,156)
Income taxes receivable and payable	243	(2,989)
Deferred maintenance and other revenues	10,893	8,785

Net cash provided by operating activities	12,094	15,542

Cash flow from investing activities:
Additions to property and equipment	(1,566)	(998)
Proceeds from sale of property and equipment	—	52
Cash paid for business acquisitions, net of cash acquired	(14,771)	(11,372)
Additions to capitalized software and other intangibles	(539)	(51)

Net cash used in investing activities	(16,876)	(12,369)

Cash flow from financing activities:
Repayment of debt	(67,054)	(2,659)
Proceeds from common stock issuance, net	52,010	—
Proceeds from exercise of stock options	3,632	953
Income tax benefit related to exercise of stock options	1,701	2,009
Purchase of common stock for treasury	—	(1,169)

Net cash used in financing activities	(9,711)	(866)

Effect of exchange rate changes on cash and cash equivalents	485	(173)

Net increase in cash and cash equivalents	(14,008)	2,134
Cash and cash equivalents, beginning of period	84,843	19,055

Cash and cash equivalents, end of period	$70,835	$21,189

Supplemental disclosure of cash paid for:
Interest	$3,414	$2,750
Income taxes, net	$5,508	$5,901
Supplemental disclosure of non-cash investing activities:
See Note 9 for a discussion of acquisitions
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
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in SS&C’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011 (the “2010 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2010, which were included in the 2010 Form 10-K. The December 31, 2010 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the expected results for the full year.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, which updates the guidance in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on its financial position, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on its financial position, results of operations or cash flows.
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

3. Equity and Stock-based Compensation
In February 2011, Holdings completed a follow-on public offering of its common stock at an offering price of $17.60 per share. The offering included 2,000,000 newly issued shares of common stock sold by Holdings and 9,000,000 existing shares of Holdings’ common stock sold by selling stockholders. On March 9, 2011, the underwriters of the offering purchased an additional 1,100,000 shares of Holdings’ common stock to cover over-allotments. The Company received total net proceeds from the offering, including the sale of shares to cover over-allotments, of approximately $52.0 million, none of which relates to proceeds from the sale of shares by the selling stockholders.
In March 2011, the Company’s Board of Directors established SS&C’s annual EBITDA target range for the Company’s 2011 fiscal year. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2011 EBITDA target range to be $11.41 per share. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.0%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group and the Company. Expected term to exercise is based on the Company’s historical stock option exercise experience.
During the three months ended March 31, 2011, the Company recorded total stock-based compensation expense of $1.8 million, of which $0.8 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2011 will meet or exceed the high end of the targeted range. Time-based options represented the remaining $1.0 million of compensation expense recorded during the three months ended March 31, 2011.
During the three months ended March 31, 2010, the Company recorded total stock-based compensation expense of $1.3 million, of which $1.1 million related to performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for the Company’s 2010 fiscal year would meet or exceed the high end of the targeted range. Time-based options represented the remaining $0.2 million of compensation expense recorded during the three months ended March 31, 2010.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Statements of operations classification
Cost of maintenance	$51	$27
Cost of professional services	58	46
Cost of software-enabled services	338	267

Total cost of revenues	447	340

Selling and marketing	265	208
Research and development	150	132
General and administrative	935	670

Total operating expenses	1,350	1,010

Total stock-based compensation expense	$1,797	$1,350

A summary of stock option activity as of and for the three months ended March 31, 2011 is as follows:

Shares of Common
Stock Underlying
Options
Outstanding at January 1, 2011	12,182,192
Granted	186,250
Cancelled/forfeited	(25,361)
Exercised	(625,047)

Outstanding at March 31, 2011	11,718,034

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

The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$9,834	$9,021
Foreign currency translation gains (losses)	7,981	8,442
Unrealized gains on interest rate swaps, net of tax	—	494

Total comprehensive income	$17,815	$17,957

5. Debt
At March 31, 2011 and December 31, 2010, debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Senior credit facility, term loan portion, weighted-average interest rate of 2.55%	$157,878	$157,499
11 3/4% senior subordinated notes due 2013	66,625	133,250
Capital leases	32	45

	224,535	290,794
Short-term borrowings and current portion of long-term debt	(1,697)	(1,702)

Long-term debt	$222,838	$289,092

Capitalized financing costs of $0.5 million and $0.6 million were amortized to interest expense during the three months ended March 31, 2011 and 2010, respectively.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $68.9 million and $137.8 million at March 31, 2011 and December 31, 2010, respectively. The carrying value of the Company’s senior credit facility approximates its fair value given the variable rate nature of the debt.
In February 2011, the Company issued a notice of redemption for $66.6 million in principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the day such redemption was completed. The Company recorded a loss on extinguishment of debt of $2.9 million in connection with the redemption, which includes the redemption premium of $2.0 million and $0.9 million relating to the write-off of deferred financing fees attributable to the redeemed notes.
6. Derivatives and Hedging Activities
The Company has utilized interest rate swap agreements to manage the floating rate portion of its debt portfolio and follows the provisions of the accounting standard for derivative instruments and hedging activities, which requires that all derivative instruments be recorded on the balance sheet at fair value.
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest rate swaps	$—	$1,132

Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). The change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Change in fair value recognized in AOCI, net of tax	$—	$494

As of March 31, 2011, the Company had no outstanding interest rate swap agreements. As of March 31, 2010, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100 million, which expired on December 31, 2010.

7. Fair Value Measurements
The Company follows the provisions of the accounting standard for fair value measurements with respect to the valuation of its interest rate swap agreements. The fair value measurement standard clarifies that companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and that companies are required to expand disclosures about fair value measurements.
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
As of March 31, 2011, the Company’s contingent consideration liability associated with BenefitsXML (“BXML”) of $1.8 million was measured at fair value using estimated future cash flows based on the potential payments of the liability based on the unobservable input of the estimated post-acquisition financial results of BXML through February 28, 2013 and, therefore, is a Level 3 liability. See Footnote 9 for further discussion of acquisitions.
8. Commitments and Contingencies
From time to time, the Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the Company is not involved in any litigation or proceedings by third parties that management believes could have a material adverse effect on the Company or its business.
9. Acquisitions
On March 10, 2011, the Company purchased all of the outstanding stock of BXML for approximately $15.1 million in cash, plus the costs of effecting the transaction and the assumption of certain liabilities. BXML provides technology solutions for employee benefit plan providers.
The net assets and results of operations of BXML have been included in the Company’s consolidated financial statements from March 10, 2011. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately five years, contractual relationships are amortized over approximately five years and trade name is amortized over approximately seven years, the estimated lives of the assets. The Company has recorded a contingent consideration liability of $1.8 million, which is based on the attainment of certain revenue and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets by the acquired business through February 28, 2013. The total possible undiscounted payments could range from zero to $3.0 million. The remainder of the purchase price was allocated to goodwill and is tax deductible excluding the portion relating to the contingent consideration liability.
The following summarizes the preliminary allocation of the purchase price for the acquisition of BXML (in thousands):

March 10, 2011
Accounts receivable	$462
Tangible assets acquired, net of cash received	72
Acquired customer relationships and contracts	3,700
Completed technology	1,600
Trade name	100
Goodwill	10,982
Deferred revenue	(190)
Other liabilities assumed	(1,966)

Consideration paid, net of cash received	$14,760

The preliminary purchase price allocations for the acquisition completed during the first quarter of fiscal 2011 were based upon a preliminary valuation, and our estimates and assumptions for this acquisition are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.
The fair value of acquired accounts receivable balances for the acquisition completed during the first quarter of fiscal 2011 approximates the contractual amounts due from acquired customers.
The Company reported revenues of $0.4 million and earnings of $0.2 million from BXML from the acquisition date through March 31, 2011. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of BXML, PC Consulting d/b/a TimeShareWare (“TSW”), thinkorswim Technologies, Inc. (“TOS”) and Geller Investment Partnership Services (“GIPS”) occurred on January 1, 2010. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2011	2010
Revenues	$90,015	$83,449
Net income	$9,994	$9,828
10. Goodwill
The change in carrying value of goodwill for the three months ended March 31, 2011 was as follows (in thousands):

Balance at December 31, 2010	$926,668
Adjustments to prior acquisition	610
2011 acquisition	10,982
Income tax benefit on rollover options exercised	(759)
Effect of foreign currency translation	7,467

Balance at March 31, 2011	$944,968

11. Product and Geographic Sales Information
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
Revenues by geography were (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$61,518	$52,116
Canada	13,239	11,685
Americas excluding United States and Canada	1,849	1,001
Europe	9,810	11,397
Asia Pacific and Japan	2,591	1,975

	$89,007	$78,174

Revenues by product group were (in thousands):

	Three Months Ended March 31,
	2011	2010
Portfolio management/accounting	$68,467	$62,225
Trading/treasury operations	10,530	9,920
Financial modeling	1,897	2,346
Loan management/accounting	2,373	949
Property management	3,519	1,190
Money market processing	1,565	906
Training	656	638

	$89,007	$78,174

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
Condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and the three months ended March 31, 2011 and 2010 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

	March 31, 2011
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$45,193	$6,041	$19,601	$—	$70,835
Accounts receivable, net	33,521	7,546	14,609	—	55,676
Prepaid expenses and other current assets	3,103	537	2,590	—	6,230
Prepaid income taxes	777	—	2,012	—	2,789
Deferred income taxes	899	140	187	—	1,226
Property and equipment, net	8,369	608	4,868	—	13,845
Investment in subsidiaries	250,194	—	—	(250,194)	—
Intercompany balances	98,896	1,960	(100,856)	—	—
Deferred income taxes, long-term	—	—	636	—	636
Goodwill, intangible and other assets, net	770,904	62,263	303,489	—	1,136,656

Total assets	$1,211,856	$79,095	$247,136	$(250,194)	$1,287,893

Current portion of long-term debt	$1,397	$—	$300	$—	$1,697
Accounts payable	1,863	83	1,446	—	3,392
Accrued expenses	14,535	1,438	5,108	—	21,081
Income taxes payable	(2,684)	941	1,743	—	—
Deferred maintenance and other revenue	35,833	6,321	10,918	—	53,072
Long-term debt, net of current portion	194,558	—	28,280	—	222,838
Other long-term liabilities	6,239	—	7,219	—	13,458
Deferred income taxes, long-term	25,978	3,375	8,865	—	38,218

Total liabilities	277,719	12,158	63,879	—	353,756

Stockholder’s equity	934,137	66,937	183,257	(250,194)	934,137

Total liabilities and stockholder’s equity	$1,211,856	$79,095	$247,136	$(250,194)	$1,287,893

	December 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$67,256	$2,272	$15,315	$—	$84,843
Accounts receivable, net	22,607	9,521	13,403	—	45,531
Prepaid expenses and other current assets	2,527	709	2,696	—	5,932
Prepaid income taxes	669	—	1,573	—	2,242
Deferred income taxes	731	293	118	—	1,142
Property and equipment, net	7,785	1,148	4,637	—	13,570
Investment in subsidiaries	260,411	—	—	(260,411)	—
Intercompany balances	98,707	414	(99,121)	—	—
Deferred income taxes, long-term	—	—	686	—	686
Goodwill, intangible and other assets, net	739,417	88,463	293,900	—	1,121,780

Total assets	$1,200,110	$102,820	$233,207	$(260,411)	$1,275,726

Current portion of long-term debt	$1,410	$—	$292	$—	$1,702
Accounts payable	2,099	90	1,601	—	3,790
Accrued expenses	18,286	3,568	7,357	—	29,211
Income taxes payable	(1,548)	101	1,447	—	—
Deferred maintenance and other revenue	29,653	3,498	8,520	—	41,671
Long-term debt, net of current portion	261,524	—	27,568	—	289,092
Other long-term liabilities	6,223	—	6,120	—	12,343
Deferred income taxes, long-term	25,280	6,181	9,273	—	40,734

Total liabilities	342,927	13,438	62,178	—	418,543

Stockholder’s equity	857,183	89,382	171,029	(260,411)	857,183

Total liabilities and stockholder’s equity	$1,200,110	$102,820	$233,207	$(260,411)	$1,275,726

	For the three months ended March 31, 2011
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$39,054	$26,937	$23,569	$(553)	$89,007
Cost of revenue	21,354	14,937	8,724	(520)	44,495

Gross profit	17,700	12,000	14,845	(33)	44,512
Operating expenses:
Selling & marketing	3,923	1,217	1,783	(33)	6,890
Research & development	3,659	2,038	2,275	—	7,972
General & administrative	4,816	559	1,168	—	6,543

Total operating expenses	12,398	3,814	5,226	(33)	21,405

Operating income	5,302	8,186	9,619	—	23,107
Interest expense, net	(2,467)	19	(2,679)	—	(5,127)
Loss on extinguishment of debt	(2,881)	—	—	—	(2,881)
Other income (expense), net	(96)	159	(350)	—	(287)

(Loss) income before income taxes	(142)	8,364	6,590	—	14,812
(Benefit) provision for income taxes	1,798	1,130	2,050	—	4,978
Equity in net income of subsidiaries	11,774	—	—	(11,774)	—

Net income	$9,834	$7,234	$4,540	$(11,774)	$9,834

	For the three months ended March 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$34,901	$22,245	$21,388	$(360)	$78,174
Cost of revenue	18,564	13,044	7,914	(360)	39,162

Gross profit	16,337	9,201	13,474	—	39,012
Operating expenses:
Selling & marketing	3,489	1,117	1,546	—	6,152
Research & development	4,107	1,606	2,046	—	7,759
General & administrative	4,002	546	1,132	—	5,680

Total operating expenses	11,598	3,269	4,724	—	19,591

Operating income	4,739	5,932	8,750	—	19,421
Interest expense, net	(6,371)	—	(2,646)	—	(9,017)
Other income (expense), net	329	(38)	(406)	—	(115)

(Loss) income before income taxes	(1,303)	5,894	5,698	—	10,289
(Benefit) provision for income taxes	(570)	1,128	710	—	1,268
Equity in net income of subsidiaries	9,754	—	—	(9,754)	—

Net income	$9,021	$4,766	$4,988	$(9,754)	$9,021

	For the three months ended March 31, 2011
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$9,834	$7,234	$4,540	$(11,774)	$9,834
Non-cash adjustments	(3,714)	1,164	1,998	11,774	11,222
Changes in operating assets and liabilities	(10,705)	2,251	(508)	—	(8,962)

Net cash provided by operating activities	(4,585)	10,649	6,030	—	12,094

Cash Flow from Investment Activities:
Intercompany transactions	7,777	(6,202)	(1,575)	—	—
Cash paid for business acquisitions, net	(14,760)	(11)	—	—	(14,771)
Proceeds from sale of property and equipment	—	—	—	—	—
Additions to capitalized software and other intangibles	(539)	—	—	—	(539)
Additions to property and equipment	(843)	(145)	(578)	—	(1,566)

Net cash provided by (used in) investing activities	(8,365)	(6,358)	(2,153)	—	(16,876)

Cash Flow from Financing Activities:
Net repayments of debt	(66,979)	—	(75)	—	(67,054)
Exercise of stock options	3,632	—	—	—	3,632
Proceeds from common stock issuance, net	52,010	—	—	—	52,010
Income tax benefit related to exercise of stock options	1,701	—	—	—	1,701

Net cash used in financing activities	(9,636)	—	(75)	—	(9,711)

Effect of exchange rate changes on cash	—	—	485	—	485

Net increase (decrease) in cash and cash equivalents	(22,586)	4,291	4,287	—	(14,008)
Cash and cash equivalents, beginning of period	67,779	1,750	15,314	—	84,843

Cash and cash equivalents, end of period	$45,193	$6,041	$19,601	$—	$70,835

	For the three months ended March 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$9,021	$4,766	$4,988	$(9,754)	$9,021
Non-cash adjustments	(2,194)	1,088	1,184	9,754	9,832
Changes in operating assets and liabilities	(1,644)	1,276	(2,943)	—	(3,311)

Net cash provided by operating activities	5,183	7,130	3,229	—	15,542

Cash Flow from Investment Activities:
Intercompany transactions	6,890	(4,304)	(2,586)	—	—
Cash paid for business acquisitions, net	(11,372)	—	—	—	(11,372)
Proceeds from sale of property and equipment	52	—	—	—	52
Additions to capitalized software and other intangibles	(51)	—	—	—	(51)
Additions to property and equipment	(827)	(108)	(63)	—	(998)

Net cash provided by (used in) investing activities	(5,308)	(4,412)	(2,649)	—	(12,369)

Cash Flow from Financing Activities:
Net repayments of debt	(2,437)	—	(222)	—	(2,659)
Transactions involving SS&C Holdings common stock	(216)				(216)
Income tax benefit related to exercise of stock options	2,009	—	—	—	2,009

Net cash used in financing activities	(644)	—	(222)	—	(866)

Effect of exchange rate changes on cash	—	—	(173)	—	(173)

Net increase (decrease) in cash and cash equivalents	(769)	2,718	185	—	2,134
Cash and cash equivalents, beginning of period	6,226	1,087	11,742	—	19,055

Cash and cash equivalents, end of period	$5,457	$3,805	$11,927	$—	$21,189

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2010 Form 10-K. Our critical accounting policies are described in the 2010 Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-Based Compensation
Results of Operations for the Three Months Ended March 31, 2011 and 2010
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
Revenues:
Software licenses	$6,573	$5,589	18%
Maintenance	19,447	18,019	8%
Professional services	5,267	5,389	-2%
Software-enabled services	57,720	49,177	17%

Total revenues	$89,007	$78,174	14%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three months ended March 31,
	2011	2010
Revenues:
Software licenses	7%	7%
Maintenance	22%	23%
Professional services	6%	7%
Software-enabled services	65%	63%

Total revenues	100%	100%

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

Revenues for the three months ended March 31, 2011 were $89.0 million compared to $78.2 million for the same period in 2010. The revenue increase of $10.8 million, or 14%, was primarily due to an increase of $5.4 million in revenues for businesses and products that we have owned for at least 12 months, or organic revenues, and revenues from products and services that we acquired through our acquisitions of GIPS in February 2010, TOS in October 2010, TSW in December 2010 and BXML in March 2011, which added $4.4 million in revenues in the aggregate. The favorable impact from foreign currency translation accounted for $1.0 million of the increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro.
Software Licenses. Software license revenues were $6.6 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively. The increase in software license revenues of $1.0 million, or 18%, was primarily due to an increase of $0.7 million in organic software license revenues, revenues from acquisitions, which contributed $0.2 million, and a favorable impact from foreign currency translation of $0.1 million. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three months ended March 31, 2011, revenues from term licenses and the average size and number of perpetual license transactions increased from those for the three months ended March 31, 2010. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $19.4 million and $18.0 million for the three months ended March 31, 2011 and 2010, respectively. The increase in maintenance revenues of $1.4 million, or 8%, was primarily due to revenue from acquisitions, which contributed $1.2 million in the aggregate, an increase in organic maintenance revenues of $0.1 million, and a favorable impact from foreign currency translation of $0.1 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally tied to the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.
Professional Services. Professional services revenues were $5.3 million and $5.4 million for the three months ended March 31, 2011 and 2010, respectively. The decrease of $0.1 million was primarily due to a decrease of $1.0 million in organic professional services revenues, partially offset by revenues from acquisitions, which contributed $0.8 million in the aggregate, and a favorable impact from foreign currency translation of $0.1 million. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $57.7 million and $49.2 million for the three months ended March 31, 2011 and 2010, respectively. The increase in software-enabled services revenues of $8.5 million, or 17%, was primarily due to an increase of $5.6 million in organic software-enabled services revenues, revenue from acquisitions, which contributed $2.2 million, and a favorable impact from foreign currency translation of $0.7 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.
Cost of Revenues
Total cost of revenues was $44.5 million and $39.2 million for the three months ended March 31, 2011 and 2010, respectively. The gross margin was 50% for each of the three-month periods ended March 31, 2011 and 2010. Our costs of revenues increased by $5.3 million, or 14%, primarily as a result of an increase of $2.9 million in costs to support organic revenue growth, revenue from our acquisitions, which added costs of revenues of $1.5 million, an increase in costs of $0.5 million related to foreign currency translation, an increase in amortization expense of $0.3 million and an increase in stock-based compensation of $0.1 million.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.7 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.2 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 26% and 34% for the three-month periods ended March 31, 2011 and 2010, respectively.

Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.7 million and $8.0 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cost of maintenance revenues of $0.7 million, or 8%, was primarily due to additional amortization expense of $0.4 million as a result of our acquisitions, which added $0.2 million in costs, and an increase in costs of $0.1 million related to foreign currency translation. Cost of maintenance revenues as a percentage of these revenues was 45% for the three months ended March 31, 2011 compared to 44% for the three months ended March 31, 2010.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $3.6 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in costs of professional services revenues of $0.2 million, or 6%, was primarily related to our acquisitions, which added $0.3 million in costs, and an increase in costs of $0.1 million related to foreign currency translation, partially offset by a reduction of $0.2 million in costs. Cost of professional services revenues as a percentage of these revenues was 68% for the three months ended March 31, 2011 compared to 62% for the three months ended March 31, 2010.
Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $30.6 million and $25.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase in costs of software-enabled services revenues of $4.7 million, or 18%, was primarily related to an increase of $3.1 million in costs to support the growth of organic software-enabled services revenues, our acquisitions, which added $1.0 million in costs, an increase in costs of $0.3 million related to foreign currency translation, an increase in costs of $0.2 million related to amortization expense and an increase in stock-based compensation of $0.1 million. Cost of software-enabled services revenues as a percentage of these revenues was 53% for each of the three-month periods ended March 31, 2011 and March 31, 2010.
Operating Expenses
Total operating expenses were $21.4 million and $19.6 million for the three months ended March 31, 2011 and 2010, respectively. The increase in total operating expenses of $1.8 million, or 9%, was primarily due to our acquisitions of GIPS, TOS, TSW and BXML, which added $1.5 million in costs, an increase in costs of $0.3 million related to stock-based compensation and an increase in costs of $0.2 million related to foreign currency translation, partially offset by a reduction in costs of $0.2 million. Total operating expenses as a percentage of total revenues were 24% for the three months ended March 31, 2011 compared to 25% for the three months ended March 31, 2010.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $6.9 million and $6.2 million for the three months ended March 31, 2011 and 2010, respectively, representing 8% of total revenues in those periods. The increase in selling and marketing expenses of $0.7 million, or 12%, was primarily related to our acquisitions, which added $0.6 million in costs, and an increase in costs of $0.1 million related to foreign currency translation.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $8.0 million and $7.8 million for the three months ended March 31, 2011 and 2010, respectively, representing 9% and 10% of total revenues in those periods, respectively. The increase in research and development expenses of $0.2 million, or 3%, was primarily related to our acquisitions, which added $0.6 million in costs, and an increase in costs of $0.1 million related to foreign currency translation, partially offset by a decrease of $0.5 million in costs.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $6.5 million and $5.7 million for the three months ended March 31, 2011 and 2010, respectively, representing 7% of total revenues in each of those periods. The increase in general and administrative expenses of $0.8 million, or 15%, was primarily related to our acquisitions, which added $0.3 million in costs, an increase in costs of $0.3 million related to stock-based compensation and an increase of $0.2 million in costs to support organic revenue growth.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2011 and 2010 was $5.1 million and $9.0 million, respectively, and primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense of $3.9 million reflects the lower average debt balance resulting from net repayments of debt, including the partial redemptions of our senior subordinated notes in April 2010 and March 2011 (discussed further in Liquidity and Capital Resources).
Other Expense, Net. Other expense, net for the three months ended March 31, 2011 consisted of foreign currency losses and fees associated with the redemption of our 11 3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources, partially offset by a refund of facilities charges. Other expense, net for the three months ended March 31, 2010 consisted primarily of foreign currency losses.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended March 31, 2011 consisted of $2.0 million in note redemption premiums and $0.9 million from the write-offs of deferred financing costs associated with the redemption of $66.6 million of our notes, which is discussed further in Liquidity and Capital Resources.
Provision for Income Taxes. We had effective tax rates of 33.6% and 12.3% for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to the 2010 reversal of uncertain income tax positions, refunds and enacted rate changes in the three months ended March 31, 2010. The expected effective tax rate for the year ended December 31, 2011 is forecasted to be between 33% and 34%.
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
Our cash and cash equivalents at March 31, 2011 were $70.8 million, a decrease of $14.0 million from $84.8 million at December 31, 2010. The decrease in cash is due primarily to net repayments of debt and cash used for an acquisition and capital expenditures, partially offset by net proceeds of $52.0 million from our follow-on public offering of common stock in February 2011 and cash provided by operations.
Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2011. Cash provided by operating activities was primarily due to net income of $9.8 million adjusted for non-cash items of $11.2 million, partially offset by changes in our working capital accounts totaling $9.0 million. The changes in our working capital accounts were driven by an increase in accounts receivable and prepaid expenses and other assets, and decreases in accrued expenses and other liabilities and accounts payable, partially offset by an increase in deferred revenues and income taxes payable. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The increase in accounts receivable was primarily due to an increase in revenue and days’ sales outstanding. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses.
Investing activities used net cash of $16.9 million for the three months ended March 31, 2011, primarily related to $14.8 million cash paid for our acquisition of BMXL, $1.6 million cash paid for capital expenditures and $0.5 million cash paid for capitalized software and other intangibles.
Financing activities used net cash of $9.7 million for the three months ended March 31, 2011, representing $67.1 million in net repayments of debt, partially offset by $52.0 million in net proceeds from our follow-on public offering of common stock in February 2011 plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption, proceeds of $3.7 million from stock option exercises and income tax windfall benefits of $1.7 million related to the exercise of stock options. The repayment of debt during the period is due to our use of proceeds from our follow-on offering and available cash to redeem $66.6 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of principal amount.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that will be adjusted based on its leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $1.7 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of its excess cash flow (as defined in the agreements governing our senior credit facilities), which percentage will be reduced based on our reaching certain leverage ratio thresholds.
The obligations under our senior credit facilities are guaranteed by Holdings and all of our existing and future material wholly-owned U.S. subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations of the Canadian borrower are guaranteed by Holdings, us and each of our U.S. and Canadian subsidiaries, with certain exceptions as set forth in the credit agreement. The obligations under the senior credit facilities are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by Holdings, us and each of our existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions as set forth in the credit agreement) and all of Holdings and our tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. subsidiary guarantors, with certain exceptions as set forth in the credit agreement. The Canadian borrower’s borrowings under the senior credit facilities and all guarantees thereof are secured by a perfected first priority security interest in all of our capital stock and all of the capital stock or other equity interests held by Holdings, us and each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement, and all of Holdings and our tangible and intangible assets and the tangible and intangible assets of each of our existing and future U.S. and Canadian subsidiary guarantors, with certain exceptions as set forth in the credit agreement.
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at March 31, 2011.
11 3/4% Senior Subordinated Notes due 2013
The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.
The senior subordinated notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, we are required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In March 2011, we redeemed $66.6 million in principal amount of its outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption.
The indenture governing the senior subordinated notes contains a number of covenants including, among others, covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.

Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of March 31, 2011, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
The breach of covenants in the senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under the indenture. Any default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.
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
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;

•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA (in thousands) as defined in the senior credit facilities.

			Twelve
			Months Ended
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Net income	$9,834	$9,021	$33,226
Interest expense (1)	8,008	9,017	34,883
Income taxes	4,978	1,268	15,744
Depreciation and amortization	10,378	10,113	40,993

EBITDA	33,198	29,419	124,846
Purchase accounting adjustments (2)	(102)	23	(363)
Unusual or non-recurring charges (3)	536	351	(140)
Acquired EBITDA and cost savings (4)	443	192	6,506
Stock-based compensation	1,797	1,350	13,701
Capital-based taxes	152	226	1,017
Other (5)	(30)	206	(197)

Consolidated EBITDA	$35,994	$31,767	$145,370

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Statement of Operations for the three months ended March 31, 2011 and 2010.

(2)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of the Transaction.

(3)	Unusual or non-recurring charges include foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other one-time expenses, such as expenses associated with the bond redemption, acquisitions and facility refund.

(4)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(5)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.
The covenant restricting capital expenditures for the year ending December 31, 2011 limits expenditures to $23.7 million. Actual capital expenditures through March 31, 2011 were $1.6 million. The covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended March 31, 2011 are as follows:

	Covenant	Actual
	Requirements	Ratios
Maximum consolidated total leverage to Consolidated EBITDA ratio(1)	5.50x	1.34x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25x	5.93x

(1)	Calculated as the ratio of funded debt, less cash on hand up to a maximum of $30.0 million, to Consolidated EBITDA, as defined by the senior credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, which updates the guidance in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.
At March 31, 2011, excluding capital leases, we had total debt of $224.5 million, including $157.9 million of variable interest rate debt.
At March 31, 2011, $28.6 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
During the three months ended March 31, 2011, approximately 31% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being denominated in the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some of our subsidiaries do enter into certain transactions in currencies other than their functional currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains or losses, which we report in other income (expense). These outstanding amounts were reduced during 2010, and we do not believe that our foreign currency transaction gains or losses will be material during 2011. The amount of these balances may fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates in the future. We continue to monitor our exposure to foreign currency exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.
The foregoing risk management discussion and the effect thereof are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analytical methods used by us to assess and minimize risk discussed above should not be considered projections of future events or losses.

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SS&C TECHNOLOGIES, INC.
Date: May 13, 2011	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

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