Form 10-Q
period 2011-06-30
SS&C TECHNOLOGIES INC
filed 2011-08-12
CIK 1011661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,000 shares of the registrant’s common stock outstanding as of August 11, 2011.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A. Risk Factors	24

Item 6. Exhibits	24

SIGNATURE	25

EXHIBIT INDEX

EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
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
SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$82,642	$84,843
Accounts receivable, net of allowance for doubtful accounts of $2,423 and $1,986, respectively	44,728	45,531
Prepaid expenses and other current assets	6,622	5,932
Prepaid income taxes	8,522	2,242
Deferred income taxes	1,268	1,142

Total current assets	143,782	139,690

Property and equipment:
Leasehold improvements	5,860	5,605
Equipment, furniture, and fixtures	33,629	30,407

	39,489	36,012
Less accumulated depreciation	(25,525)	(22,442)

Net property and equipment	13,964	13,570

Deferred income taxes	660	686
Goodwill (Note 9)	945,079	926,668
Intangible and other assets, net of accumulated amortization of $172,695 and $153,123, respectively	182,750	195,112

Total assets	$1,286,235	$1,275,726

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$1,471	$1,702
Accounts payable	4,201	3,790
Accrued employee compensation and benefits	9,010	16,854
Other accrued expenses	11,973	11,052
Interest payable	652	1,305
Deferred maintenance and other revenue	48,992	41,671

Total current liabilities	76,299	76,374

Long-term debt, net of current portion (Note 4)	202,281	289,092
Other long-term liabilities	13,687	12,343
Deferred income taxes	35,324	40,734

Total liabilities	327,591	418,543

Commitments and contingencies (Note 7)
Stockholder’s equity (Notes 2 and 3):
Common stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding	—	—
Additional paid-in capital	814,250	745,771
Accumulated other comprehensive income	42,819	32,699
Retained earnings	101,575	78,713

Total stockholder’s equity	958,644	857,183

Total liabilities and stockholder’s equity	$1,286,235	$1,275,726

See accompanying notes to Condensed Consolidated Financial Statements

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Software licenses	$4,982	$6,074	$11,555	$11,663
Maintenance	19,418	17,817	38,865	35,836
Professional services	5,860	5,099	11,127	10,488
Software-enabled services	61,543	52,628	119,263	101,805

Total revenues	91,803	81,618	180,810	159,792

Cost of revenues:
Software licenses	1,700	1,908	3,375	3,836
Maintenance	8,801	8,084	17,467	16,081
Professional services	3,981	3,260	7,551	6,618
Software-enabled services	31,155	27,688	61,739	53,567

Total cost of revenues	45,637	40,940	90,132	80,102

Gross profit	46,166	40,678	90,678	79,690

Operating expenses:
Selling and marketing	7,018	6,483	13,908	12,635
Research and development	9,053	7,860	17,025	15,619
General and administrative	7,200	6,546	13,743	12,226

Total operating expenses	23,271	20,889	44,676	40,480

Operating income	22,895	19,789	46,002	39,210

Interest expense, net	(3,474)	(8,058)	(8,601)	(17,075)
Other income (expense), net	119	115	(168)	—
Loss on extinguishment of debt	—	(5,480)	(2,881)	(5,480)

Income before income taxes	19,540	6,366	34,352	16,655
Provision for income taxes	6,512	2,004	11,490	3,272

Net income	$13,028	$4,362	$22,862	$13,383

See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Net income	$22,862	$13,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,990	20,297
Amortization of loan origination costs	1,808	2,403
Gain on sale or disposition of property and equipment	—	(2)
Deferred income taxes	(5,904)	(6,090)
Stock-based compensation expense	5,435	5,232
Provision for doubtful accounts	649	454
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,306	(2,423)
Prepaid expenses and other assets	(296)	818
Accounts payable	243	(857)
Accrued expenses and other liabilities	(9,236)	(10,914)
Income taxes receivable and payable	(3,457)	(3,838)
Deferred maintenance and other revenues	6,654	4,971

Net cash provided by operating activities	41,054	23,434

Cash flow from investing activities:
Additions to property and equipment	(3,102)	(2,238)
Proceeds from sale of property and equipment	—	52
Cash paid for business acquisitions, net of cash acquired	(14,798)	(11,372)
Additions to capitalized software and other intangibles	(1,075)	(99)

Net cash used in investing activities	(18,975)	(13,657)

Cash flow from financing activities:
Repayment of debt	(87,833)	(81,597)
Proceeds from common stock issuance, net	51,971	134,611
Proceeds from exercise of stock options	6,190	5,396
Income tax benefit related to exercise of stock options	4,884	3,583
Purchase of common stock for treasury	—	(1,169)

Net cash (used in) provided by financing activities	(24,788)	60,824

Effect of exchange rate changes on cash and cash equivalents	508	(770)

Net (decrease) increase in cash and cash equivalents	(2,201)	69,831
Cash and cash equivalents, beginning of period	84,843	19,055

Cash and cash equivalents, end of period	$82,642	$88,886

Supplemental disclosure of cash paid for:
Interest	$8,446	$16,826
Income taxes, net	$15,606	$10,861
Supplemental disclosure of non-cash investing activities:
See Note 8 for a discussion of acquisitions
See accompanying notes to Condensed Consolidated Financial Statements.

SS&C TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
SS&C Technologies, Inc., together with its subsidiaries, is referred to herein as “SS&C”, the “Company,” “we,” “our,” and “us.” SS&C Technologies Holdings, Inc., our ultimate parent company, is referred to herein as “Holdings.”
1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles were applied on a basis consistent with those of the audited consolidated financial statements contained in SS&C’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011 (the “2010 Form 10-K”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary for a fair statement of its financial position as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. These statements do not include all of the information and footnotes required by GAAP for annual financial statements. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2010, which were included in the 2010 Form 10-K. The December 31, 2010 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP for annual financial statements. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the expected results for the full year.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholder’s equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. The Company is currently evaluating the impact of ASU 2011-05.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-04.
In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on its financial position, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on its financial position, results of operations or cash flows.

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
In March 2011, the Company’s Board of Directors established SS&C’s annual Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) target range for the Company’s 2011 fiscal year. As of that date, the Company estimated the weighted-average fair value of the performance-based options that vest upon the attainment of the 2011 EBITDA target range to be $11.41 per share. The Company used the following weighted-average assumptions to estimate the option value: expected term to exercise of 2.5 years; expected volatility of 38.0%; risk-free interest rate of 1.0%; and no dividend yield. Expected volatility is based on the historical volatility of the Company’s peer group and the Company. Expected term to exercise is based on the Company’s historical stock option exercise experience.
During the three months ended June 30, 2011, the Company recorded total stock-based compensation expense of $3.6 million, of which $2.8 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2011 will meet or exceed the high end of the targeted range. During the six months ended June 30, 2011, the Company recorded total stock-based compensation expense of $5.4 million, of which $3.6 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2011 will meet or exceed the high end of the targeted range. Time-based options represented the remaining $0.8 million and $1.8 million of compensation expense recorded during the three and six months ended June 30, 2011, respectively.
During the three months ended June 30, 2010, the Company recorded total stock-based compensation expense of $3.9 million, of which $3.0 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 would meet or exceed the high end of the targeted range. During the six months ended June 30, 2010, the Company recorded total stock-based compensation expense of $5.2 million, of which $4.1 million related to the performance-based options based upon management’s assessment of the probability that the Company’s EBITDA for 2010 would meet or exceed the high end of the targeted range. Time-based options represented the remaining $0.9 million and $1.1 million of compensation expense recorded during the three and six months ended June 30, 2010, respectively.
The amount of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations classification	2011	2010	2011	2010
Cost of maintenance	$79	$98	$130	$125
Cost of professional services	84	140	142	186
Cost of software-enabled services	668	823	1,007	1,090

Total cost of revenues	831	1,061	1,279	1,401

Selling and marketing	543	557	808	765
Research and development	336	383	487	515
General and administrative	1,927	1,881	2,861	2,551

Total operating expenses	2,806	2,821	4,156	3,831

Total stock-based compensation expense	$3,637	$3,882	$5,435	$5,232

A summary of stock option activity as of and for the six months ended June 30, 2011 is as follows:

Shares of Common
Stock Underlying
Options
Outstanding at January 1, 2011	12,182,192
Granted	186,250
Cancelled/forfeited	(52,201)
Exercised	(1,482,107)

Outstanding at June 30, 2011	10,834,134

3. Comprehensive Income
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
The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$13,028	$4,362	$22,862	$13,383
Foreign currency translation gains (losses)	2,139	(11,632)	10,120	(3,190)
Unrealized gains on interest rate swaps, net of tax	—	692	—	1,186

Total comprehensive income (loss)	$15,167	$(6,578)	$32,982	$11,379

4. Debt
At June 30, 2011 and December 31, 2010, debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Senior credit facility, term loan portion, weighted-average interest rate of 2.38% and 2.55%, respectively	$137,105	$157,499
11 3/4% senior subordinated notes due 2013	66,625	133,250
Capital leases	22	45

	203,752	290,794
Less: Short-term borrowings and current portion of long-term debt	(1,471)	(1,702)

Long-term debt	$202,281	$289,092

Capitalized financing costs of $0.4 million and $0.6 million were amortized to interest expense during the three months ended June 30, 2011 and 2010, respectively. Capitalized financing costs of $0.9 million and $1.1 million were amortized to interest expense during the six months ended June 30, 2011 and 2010, respectively.
The estimated fair value of the Company’s senior subordinated notes due 2013 was $68.5 million and $137.8 million at June 30, 2011 and December 31, 2010, respectively. The carrying value of the Company’s senior credit facility approximates its fair value.
In February 2011, the Company issued a notice of redemption for $66.6 million in principal amount of its outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the day such redemption was completed. The Company recorded a loss on extinguishment of debt of $2.9 million in connection with the redemption, which includes the redemption premium of $2.0 million and $0.9 million relating to the write-off of capitalized financing costs attributable to the redeemed notes.

5. Derivatives and Hedging Activities
The Company has utilized interest rate swap agreements to manage the floating rate portion of its debt portfolio and follows the provisions of the accounting standard for derivative instruments and hedging activities, which requires that all derivative instruments be recorded on the balance sheet at fair value.
Quarterly variable interest payments were recognized as an increase in interest expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest rate swaps	$—	$1,135	$—	$2,267
Changes in the fair value of the interest rate swaps are not included in earnings but are reported as a component of accumulated other comprehensive income (“AOCI”). The change in the fair value of the interest rate swaps was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Change in fair value recognized in AOCI, net of tax	$—	$692	$—	$1,186
As of June 30, 2011, the Company had no outstanding interest rate swap agreements. As of June 30, 2010, the Company held one receive-variable/pay-fixed interest rate swap with a notional value of $100 million, which expired on December 31, 2010.
6. Fair Value Measurements
The Company follows the provisions of the accounting standard for fair value measurements with respect to the valuation of its interest rate swap agreements. The fair value measurement standard clarifies that companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value and a framework for measuring fair value, and that companies are required to expand disclosures about fair value measurements.
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
As of June 30, 2011, the Company’s contingent consideration liability of $1.8 million associated with the acquisition of BenefitsXML, Inc. (“BXML”) was measured at fair value based on the potential payments of the liability associated with the unobservable input of the estimated post-acquisition financial results of BXML through February 28, 2013 and, therefore, is a Level 3 liability. See Footnote 9 for further discussion of acquisitions. There was no change in the estimated fair value from the acquisition date through June 30, 2011.
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
The net assets and results of operations of BXML have been included in the Company’s consolidated financial statements from March 11, 2011. The purchase price was allocated to tangible and intangible assets based on their fair value at the date of acquisition. The fair value of the intangible assets, consisting of completed technology, trade name and client contracts, was determined using the income approach. Specifically, the relief-from-royalty method was utilized for the completed technology and trade name, and the discounted cash flows method was utilized for the contractual relationships. The intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets. The completed technology is amortized over approximately five years, contractual relationships are amortized over approximately five years and trade name is amortized over approximately seven years, the estimated lives of the assets. The Company has recorded a contingent consideration liability of $1.8 million, which is based on the attainment of certain revenue and EBITDA targets by the acquired business through February 28, 2013. The total possible undiscounted payments could range from zero to $3.0 million. The remainder of the purchase price was allocated to goodwill and is tax deductible (excluding the portion relating to the contingent consideration liability, which is not deductible until paid).

The following summarizes the allocation of the purchase price for the acquisition of BXML (in thousands):

Accounts receivable	$462
Tangible assets acquired, net of cash received	79
Acquired customer relationships and contracts	3,700
Completed technology	1,600
Trade name	100
Goodwill	10,984
Deferred revenue	(190)
Other liabilities assumed	(1,951)

Consideration paid, net of cash received	$14,784

The fair value of acquired accounts receivable balances for BXML approximates the contractual amounts due from acquired customers.
The Company reported revenues of $1.9 million and pretax earnings of $1.1 million from BXML from the acquisition date through June 30, 2011. The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of BXML, PC Consulting d/b/a TimeShareWare (“TSW”), thinkorswim Technologies, Inc. (“TOS”) and Geller Investment Partnership Services (“GIPS”) occurred on January 1, 2010. This unaudited pro forma information (in thousands) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$91,803	$88,002	$181,818	$171,451
Net income	$13,028	$6,110	$23,022	$15,938
9. Goodwill
The change in carrying value of goodwill for the six months ended June 30, 2011 was as follows (in thousands):

Balance at December 31, 2010	$926,668
Adjustments to prior acquisition	732
2011 acquisition	10,984
Income tax benefit on rollover options exercised	(2,804)
Effect of foreign currency translation	9,499

Balance at June 30, 2011	$945,079

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

Revenues by geography were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$63,037	$54,596	$124,555	$106,711
Canada	13,537	12,674	26,776	24,359
Americas excluding United States and Canada	3,125	2,277	4,974	3,279
Europe	9,756	10,172	19,566	21,569
Asia Pacific and Japan	2,348	1,899	4,939	3,874

	$91,803	$81,618	$180,810	$159,792

Revenues by product group were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Portfolio management/accounting	$71,533	$65,326	$140,000	$127,551
Trading/treasury operations	10,621	10,240	21,151	20,160
Financial modeling	2,039	2,250	3,936	4,596
Loan management/accounting	1,990	1,082	4,363	2,031
Property management	3,972	1,028	7,491	2,218
Money market processing	1,026	1,077	2,591	1,983
Training	622	615	1,278	1,253

	$91,803	$81,618	$180,810	$159,792

11. Supplemental Guarantor Condensed Consolidating Financial Statements
On November 23, 2005, the Company issued $205.0 million aggregate principal amount of 11 3/4% senior subordinated notes due 2013. The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case subject to certain exceptions, by substantially all wholly owned domestic subsidiaries of the Company (collectively “Guarantors”). All of the Guarantors are 100% owned by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities. There are no significant restrictions on the ability of the Company or any of the subsidiaries that are Guarantors to obtain funds from its subsidiaries by dividend or loan.

Condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and the three and six months ended June 30, 2011 and 2010 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows (in thousands):

	June 30, 2011
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$69,680	$1,566	$11,396	$—	$82,642
Accounts receivable, net	23,701	6,983	14,044	—	44,728
Prepaid expenses and other current assets	3,319	551	2,752	—	6,622
Prepaid income taxes	777	—	7,745	—	8,522
Deferred income taxes	933	134	201	—	1,268
Property and equipment, net	8,431	677	4,856	—	13,964
Investment in subsidiaries	248,121	—	—	(248,121)	—
Intercompany balances	102,837	11,417	(114,254)	—	—
Deferred income taxes, long-term	—	—	660	—	660
Goodwill, intangible and other assets, net	762,328	61,481	304,020	—	1,127,829

Total assets	$1,220,127	$82,809	$231,420	$(248,121)	$1,286,235

Current portion of long-term debt	$1,333	$—	$138	$—	$1,471
Accounts payable	2,688	19	1,494	—	4,201
Accrued expenses	14,630	1,624	5,381	—	21,635
Income taxes payable	(9,887)	2,639	7,248	—	—
Deferred maintenance and other revenue	33,618	6,091	9,283	—	48,992
Long-term debt, net of current portion	189,270	—	13,011	—	202,281
Other long-term liabilities	6,317	—	7,370	—	13,687
Deferred income taxes, long-term	23,514	3,234	8,576	—	35,324

Total liabilities	261,483	13,607	52,501	—	327,591

Stockholder’s equity	958,644	69,202	178,919	(248,121)	958,644

Total liabilities and stockholder’s equity	$1,220,127	$82,809	$231,420	$(248,121)	$1,286,235

	December 31, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash and cash equivalents	$67,256	$2,272	$15,315	$—	$84,843
Accounts receivable, net	22,607	9,521	13,403	—	45,531
Prepaid expenses and other current assets	2,527	709	2,696	—	5,932
Prepaid income taxes	669	—	1,573	—	2,242
Deferred income taxes	731	293	118	—	1,142
Property and equipment, net	7,785	1,148	4,637	—	13,570
Investment in subsidiaries	260,411	—	—	(260,411)	—
Intercompany balances	98,707	414	(99,121)	—	—
Deferred income taxes, long-term	—	—	686	—	686
Goodwill, intangible and other assets, net	739,417	88,463	293,900	—	1,121,780

Total assets	$1,200,110	$102,820	$233,207	$(260,411)	$1,275,726

Current portion of long-term debt	$1,410	$—	$292	$—	$1,702
Accounts payable	2,099	90	1,601	—	3,790
Accrued expenses	18,286	3,568	7,357	—	29,211
Income taxes payable	(1,548)	101	1,447	—	—
Deferred maintenance and other revenue	29,653	3,498	8,520	—	41,671
Long-term debt, net of current portion	261,524	—	27,568	—	289,092
Other long-term liabilities	6,223	—	6,120	—	12,343
Deferred income taxes, long-term	25,280	6,181	9,273	—	40,734

Total liabilities	342,927	13,438	62,178	—	418,543

Stockholder’s equity	857,183	89,382	171,029	(260,411)	857,183

Total liabilities and stockholder’s equity	$1,200,110	$102,820	$233,207	$(260,411)	$1,275,726

	For the three months ended June 30, 2011
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$39,206	$29,489	$23,712	$(604)	$91,803
Cost of revenue	21,351	15,899	8,935	(548)	45,637

Gross profit	17,855	13,590	14,777	(56)	46,166
Operating expenses:
Selling & marketing	3,392	1,778	1,904	(56)	7,018
Research & development	3,756	2,975	2,322	—	9,053
General & administrative	5,826	555	819	—	7,200

Total operating expenses	12,974	5,308	5,045	(56)	23,271

Operating income	4,881	8,282	9,732	—	22,895
Interest expense, net	(721)	1	(2,754)	—	(3,474)
Loss on extinguishment of debt	—	—	—	—	—
Other income (expense), net	559	(191)	(249)	—	119

Income before income taxes	4,719	8,092	6,729	—	19,540
(Benefit) provision for income taxes	2,701	1,718	2,093	—	6,512
Equity in net income of subsidiaries	11,010	—	—	(11,010)	—

Net income	$13,028	$6,374	$4,636	$(11,010)	$13,028

	For the three months ended June 30, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$36,445	$23,715	$21,814	$(356)	$81,618
Cost of revenue	20,081	13,103	8,112	(356)	40,940

Gross profit	16,364	10,612	13,702	—	40,678
Operating expenses:
Selling & marketing	3,855	1,004	1,624	—	6,483
Research & development	4,099	1,794	1,967	—	7,860
General & administrative	4,496	879	1,171	—	6,546

Total operating expenses	12,450	3,677	4,762	—	20,889

Operating income	3,914	6,935	8,940	—	19,789
Interest expense, net	(5,359)	—	(2,699)	—	(8,058)
Other income (expense), net	381	(112)	(154)	—	115
Loss on extinguishment of debt	(5,480)	—	—	—	(5,480)

(Loss) income before income taxes	(6,544)	6,823	6,087	—	6,366
(Benefit) provision for income taxes	(1,468)	1,374	2,098	—	2,004
Equity in net income of subsidiaries	9,438	—	—	(9,438)	—

Net income	$4,362	$5,449	$3,989	$(9,438)	$4,362

	For the six months ended June 30, 2011
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$78,260	$56,426	$47,281	$(1,157)	$180,810
Cost of revenue	42,705	30,836	17,659	(1,068)	90,132

Gross profit	35,555	25,590	29,622	(89)	90,678
Operating expenses:
Selling & marketing	7,315	2,995	3,687	(89)	13,908
Research & development	7,415	5,013	4,597	—	17,025
General & administrative	10,642	1,114	1,987	—	13,743

Total operating expenses	25,372	9,122	10,271	(89)	44,676

Operating income	10,183	16,468	19,351	—	46,002
Interest expense, net	(3,188)	20	(5,433)	—	(8,601)
Other income (expense), net	(2,881)	—	—	—	(2,881)
Loss from extinguishment of debt	463	(32)	(599)	—	(168)

(Loss) income before income taxes	4,577	16,456	13,319	—	34,352
(Benefit) provision for income taxes	4,499	2,848	4,143	—	11,490
Equity in net income of subsidiaries	22,784	—	—	(22,784)	—

Net income	$22,862	$13,608	$9,176	$(22,784)	$22,862

	For the six months ended June 30, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Revenue	$71,346	$45,960	$43,202	$(716)	$159,792
Cost of revenue	38,645	26,147	16,026	(716)	80,102

Gross profit	32,701	19,813	27,176	—	79,690
Operating expenses:
Selling & marketing	7,344	2,121	3,170	—	12,635
Research & development	8,206	3,400	4,013	—	15,619
General & administrative	8,498	1,425	2,303	—	12,226

Total operating expenses	24,048	6,946	9,486	—	40,480

Operating income	8,653	12,867	17,690	—	39,210
Interest expense, net	(11,730)	—	(5,345)	—	(17,075)
Other income (expense), net	710	(150)	(560)	—	—
Loss from extinguishment of debt	(5,480)	—	—	—	(5,480)

(Loss) income before income taxes	(7,847)	12,717	11,785	—	16,655
(Benefit) provision for income taxes	(2,038)	2,502	2,808	—	3,272
Equity in net income of subsidiaries	19,192	—	—	(19,192)	—

Net income	$13,383	$10,215	$8,977	$(19,192)	$13,383

	For the six months ended June 30, 2011
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$22,862	$13,608	$9,176	$(22,784)	$22,862
Non-cash adjustments	(6,225)	2,136	4,283	22,784	22,978
Changes in operating assets and liabilities	(7,567)	4,361	(1,580)	—	(4,786)

Net cash provided by operating activities	9,070	20,105	11,879	—	41,054

Cash Flow from Investment Activities:
Intercompany transactions	19,762	(19,954)	192	—	—
Cash paid for business acquisitions, net	(14,784)	(14)	—	—	(14,798)
Additions to capitalized software and other intangibles	(1,075)	—	—	—	(1,075)
Additions to property and equipment	(1,786)	(321)	(995)	—	(3,102)

Net cash provided by (used in) investing activities	2,117	(20,289)	(803)	—	(18,975)

Cash Flow from Financing Activities:
Net repayments of debt	(72,331)	—	(15,502)	—	(87,833)
Exercise of stock options	6,190	—	—	—	6,190
Proceeds from common stock issuance, net	51,971	—	—	—	51,971
Income tax benefit related to exercise of stock options	4,884	—	—	—	4,884

Net cash used in financing activities	(9,286)	—	(15,502)	—	(24,788)

Effect of exchange rate changes on cash	—	—	508	—	508

Net increase (decrease) in cash and cash equivalents	1,901	(184)	(3,918)	—	(2,201)
Cash and cash equivalents, beginning of period	67,779	1,750	15,314	—	84,843

Cash and cash equivalents, end of period	$69,680	$1,566	$11,396	$—	$82,642

	For the six months ended June 30, 2010
		Total	Total Non-	Consolidating
	SS&C	Guarantors	Guarantors	Adjustments	Total
Cash Flow from Operating Activities:
Net income	$13,383	$10,215	$8,977	$(19,192)	$13,383
Non-cash adjustments	(2,195)	2,590	2,707	19,192	22,294
Changes in operating assets and liabilities	(10,970)	1,444	(2,717)	—	(12,243)

Net cash provided by operating activities	218	14,249	8,967	—	23,434

Cash Flow from Investment Activities:
Intercompany transactions	12,929	(11,512)	(1,417)	—	—
Cash paid for business acquisitions, net	(11,372)	—	—	—	(11,372)
Proceeds from sale of property and equipment	52	—	—	—	52
Additions to capitalized software and other intangibles	(99)	—	—	—	(99)

Additions to property and equipment	(1,358)	(263)	(617)	—	(2,238)
Net cash provided by (used in) investing activities	152	(11,775)	(2,034)	—	(13,657)

Cash Flow from Financing Activities:
Net repayments of debt	(74,621)	—	(6,976)	—	(81,597)
Proceeds from common stock issuance, net of issuance costs	134,611	—	—	—	134,611
Proceeds from the exercise of stock options	5,396	—	—	—	5,396
Purchase of common stock for treasury	(1,169)	—	—	—	(1,169)
Income tax benefit related to exercise of stock options	3,582	—	1	—	3,583

Net cash provided by (used in) financing activities	67,799	—	(6,975)	—	60,824

Effect of exchange rate changes on cash	—	—	(770)	—	(770)

Net increase (decrease) in cash and cash equivalents	68,169	2,474	(812)	—	69,831
Cash and cash equivalents, beginning of period	6,226	1,087	11,742	—	19,055

Cash and cash equivalents, end of period	$74,395	$3,561	$10,930	$—	$88,886

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry, information provided by our clients and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements. There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates and assumptions since our filing of the 2010 Form 10-K. Our critical accounting policies are described in the 2010 Form 10-K and include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Acquisition Accounting

•	Income Taxes

•	Stock-Based Compensation
Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
The following table sets forth revenues (in thousands) and changes in revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Revenues:
Software licenses	$4,982	$6,074	-18%	$11,555	$11,663	-1%
Maintenance	19,418	17,817	9%	38,865	35,836	8%
Professional services	5,860	5,099	15%	11,127	10,488	6%
Software-enabled services	61,543	52,628	17%	119,263	101,805	17%

Total revenues	$91,803	$81,618	12%	$180,810	$159,792	13%

The following table sets forth the percentage of our revenues represented by each of the following sources of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Software licenses	5%	7%	6%	7%
Maintenance	21%	22%	22%	22%
Professional services	7%	6%	6%	7%
Software-enabled services	67%	65%	66%	64%

Total revenues	100%	100%	100%	100%

Revenues
Our revenues consist primarily of software-enabled services and maintenance revenues, and, to a lesser degree, software license and professional services revenues. As a general matter, our software license and professional services revenues fluctuate based on the number of new licensing clients, while fluctuations in our software-enabled services revenues are attributable to the number of new software-enabled services clients, the number of outsourced transactions provided to our existing clients and total assets under management in our clients’ portfolios. Maintenance revenues vary based on the rate by which we add or lose maintenance clients over time and, to a lesser extent, on the annual increases in maintenance fees, which are generally derived from the consumer price index.

Revenues for the three months ended June 30, 2011 were $91.8 million compared to $81.6 million for the same period in 2010. The revenue increase of $10.2 million, or 12%, was primarily due to revenues from products and services that we acquired through our acquisitions of TOS in October 2010, TSW in December 2010 and BXML in March 2011, which added $5.4 million in revenues in the aggregate, and an increase of $3.4 million in revenues for businesses and products that we have owned for at least 12 months, or organic revenues. The favorable impact from foreign currency translation accounted for $1.4 million of the increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro. Revenues for the six months ended June 30, 2011 were $180.8 million compared to $159.8 million for the same period in 2010. The revenue increase of $21.0 million, or 13%, was primarily due to revenues from products and services that we acquired through our acquisitions of GIPS in February 2010, TOS in October 2010, TSW in December 2010 and BXML in March 2011, which added $9.7 million in revenues in the aggregate, and an increase of $8.8 million in organic revenues. The favorable impact from foreign currency translation accounted for $2.5 million of the increase, resulting from the weakness of the U.S. dollar relative to currencies such as the Canadian dollar, the British pound, the Australian dollar and the euro.
Software Licenses. Software license revenues were $5.0 million and $6.1 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in software license revenues of $1.1 million, or 18%, was primarily due to a decrease of $2.2 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $1.1 million. Software license revenues were $11.6 million and $11.7 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in software license revenues of $0.1 million, or 1%, was primarily due to a decrease of $1.4 million in organic software license revenues, partially offset by revenues from acquisitions, which contributed $1.2 million, and a favorable impact from foreign currency translation of $0.1 million. Software license revenues will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of large transactions may fluctuate on a period-to-period basis. For the three and six months ended June 30, 2011, revenues from term licenses increased while the average size and number of perpetual license transactions decreased from those for the three and six months ended June 30, 2010. Additionally, software license revenues will vary among the various products that we offer, due to differences such as the timing of new releases and variances in economic conditions affecting opportunities in the vertical markets served by such products.
Maintenance. Maintenance revenues were $19.4 million and $17.8 million for the three months ended June 30, 2011 and 2010, respectively. The increase in maintenance revenues of $1.6 million, or 9%, was primarily due to revenue from acquisitions, which contributed $1.1 million in the aggregate, a favorable impact from foreign currency translation of $0.3 million and an increase in organic maintenance revenues of $0.2 million. Maintenance revenues were $38.9 million and $35.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase in maintenance revenues of $3.1 million, or 8%, was primarily due to revenues from acquisitions, which contributed $2.4 million in the aggregate, a favorable impact from foreign currency translation of $0.4 million and an increase in organic maintenance revenues of $0.3 million. We typically provide maintenance services under one-year renewable contracts that provide for an annual increase in fees, which are generally derived from the percentage change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients, add new license clients and increase average maintenance fees.
Professional Services. Professional services revenues were $5.9 million and $5.1 million for the three months ended June 30, 2011 and 2010, respectively. The increase of $0.8 million, or 15%, was primarily due to revenues from acquisitions, which contributed $1.0 million in the aggregate, and a favorable impact from foreign currency translation of $0.1 million, partially offset by a decrease of $0.3 million in organic professional services revenues. Professional services revenues were $11.1 million and $10.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase of $0.6 million, or 6%, was primarily due to revenues from acquisitions, which contributed $1.7 million in the aggregate, and a favorable impact from foreign currency translation of $0.2 million, partially offset by a decrease of $1.3 million in organic professional services revenues. Our overall software license revenue levels and market demand for professional services will continue to have an effect on our professional services revenues.
Software-Enabled Services. Software-enabled services revenues were $61.5 million and $52.6 million for the three months ended June 30, 2011 and 2010, respectively. The increase in software-enabled services revenues of $8.9 million, or 17%, was primarily due to an increase of $5.7 million in organic software-enabled services revenues, revenues from acquisitions, which contributed $2.2 million in the aggregate, and a favorable impact from foreign currency translation of $1.0 million. Software-enabled services revenues were $119.3 million and $101.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase in software-enabled services revenues of $17.5 million, or 17%, was primarily due to an increase of $11.3 million in organic software-enabled services revenues, revenues from acquisitions, which contributed $4.4 million in the aggregate, and a favorable impact from foreign currency translation of $1.8 million. Future software-enabled services revenue growth is dependent on our ability to retain existing clients, add new clients and increase average fees.

Cost of Revenues
Total cost of revenues was $45.6 million and $40.9 million for the three months ended June 30, 2011 and 2010, respectively. The gross margin was 50% for each of the three-month periods ended June 30, 2011 and 2010. Our costs of revenues increased by $4.7 million, or 11%, primarily as a result of an increase of $2.5 million in costs to support organic revenue growth, our acquisitions, which added cost of revenues of $1.2 million in the aggregate, an increase in costs of $0.7 million related to the unfavorable effect of foreign currency translation and an increase in amortization expense of $0.5 million, partially offset by a decrease in stock-based compensation expense of $0.2 million. Total cost of revenues was $90.1 million and $80.1 million for the six months ended June 30, 2011 and 2010, respectively. The gross margin was 50% for each of the six-month periods ended June 30, 2011 and 2010. Our costs of revenues increased by $10.0 million, or 13%, primarily as a result of an increase of $5.4 million in costs to support organic revenue growth, our acquisitions, which added cost of revenues of $2.7 million in the aggregate, an increase in costs of $1.3 million related to the unfavorable effect of foreign currency translation and an increase in amortization expense of $0.7 million, partially offset by a decrease in stock-based compensation of $0.1 million.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of completed technology, royalties, third-party software, and the costs of product media, packaging and documentation. The cost of software license revenues was $1.7 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.2 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 34% and 31% for the three-month periods ended June 30, 2011 and 2010, respectively. The cost of software license revenues was $3.4 million and $3.8 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in cost of software licenses was primarily due to a reduction of $0.4 million in amortization expense. Cost of software license revenues as a percentage of such revenues was 29% and 33% for the six-month periods ended June 30, 2011 and 2010, respectively.
Cost of Maintenance. Cost of maintenance revenues consists primarily of technical client support, costs associated with the distribution of products and regulatory updates and amortization of intangible assets. The cost of maintenance revenues was $8.8 million and $8.1 million for the three months ended June 30, 2011 and 2010, respectively. The increase in cost of maintenance revenues of $0.7 million, or 9%, was primarily due to additional amortization expense of $0.4 million, our acquisitions, which added $0.2 million in costs in the aggregate, and an increase in costs of $0.1 million related to foreign currency translation. Cost of maintenance revenues as a percentage of these revenues was 45% for each of the three-month periods ended June 30, 2011 and 2010. The cost of maintenance revenues was $17.5 million and $16.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cost of maintenance revenues of $1.4 million, or 9%, was primarily due to additional amortization expense of $0.8 million, our acquisitions, which added $0.4 million in costs in the aggregate, and an increase in costs of $0.2 million related to foreign currency translation. Cost of maintenance revenues as a percentage of these revenues was 45% for each of the six-month periods ended June 30, 2011 and 2010.
Cost of Professional Services. Cost of professional services revenues consists primarily of the cost related to personnel utilized to provide implementation, conversion and training services to our software licensees, as well as system integration, custom programming and actuarial consulting services. The cost of professional services revenues was $4.0 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively. The increase in costs of professional services revenues of $0.7 million, or 22%, was primarily related to an increase of $0.5 million in personnel costs to support projects, our acquisitions, which added $0.2 million in costs in the aggregate, and an increase in costs of $0.1 million related to foreign currency translation, partially offset by a decrease in stock-based compensation expense of $0.1 million. Cost of professional services revenues as a percentage of these revenues was 68% for the three months ended June 30, 2011 compared to 64% for the three months ended June 30, 2010. The cost of professional services revenues was $7.6 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase in costs of professional services revenues of $1.0 million, or 14%, was primarily related to our acquisitions, which added $0.6 million in costs in the aggregate, an increase in costs of $0.2 million related to foreign currency translation and an increase of $0.2 million in personnel costs to support projects. Cost of professional services revenues as a percentage of these revenues was 68% for the six months ended June 30, 2011 compared to 63% for the six months ended June 30, 2010.

Cost of Software-Enabled Services. Cost of software-enabled services revenues consists primarily of the cost related to personnel utilized in servicing our software-enabled services clients and amortization of intangible assets. The cost of software-enabled services revenues was $31.2 million and $27.7 million for the three months ended June 30, 2011 and 2010, respectively. The increase in costs of software-enabled services revenues of $3.5 million, or 13%, was primarily related to an increase of $2.0 million in costs to support the growth of organic software-enabled services revenues, our acquisitions, which added $0.8 million in costs in the aggregate, an increase in costs of $0.5 million related to foreign currency translation and an increase in costs of $0.3 million related to amortization expense, partially offset by a decrease in stock-based compensation expense of $0.1 million. Cost of software-enabled services revenues as a percentage of these revenues was 51% for the three months ended June 30, 2011 compared to 53% for the three months ended June 30, 2010. The cost of software-enabled services revenues was $61.7 million and $53.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase in costs of software-enabled services revenues of $8.1 million, or 15%, was primarily related to an increase of $5.2 million in costs to support the growth of organic software-enabled services revenues, our acquisitions, which added $1.8 million in costs in the aggregate, an increase in costs of $0.9 million related to foreign currency translation and an increase in costs of $0.3 million related to amortization expense, partially offset by a decrease in stock-based compensation expense of $0.1 million. Cost of software-enabled services revenues as a percentage of these revenues was 52% for the six months ended June 30, 2011 compared to 53% for the six months ended June 30, 2010.
Operating Expenses
Total operating expenses were $23.3 million and $20.9 million for the three months ended June 30, 2011 and 2010, respectively. The increase in total operating expenses of $2.4 million, or 11%, was primarily due to our acquisitions of TOS, TSW and BXML, which added $1.6 million in costs in the aggregate, an increase in costs of $0.4 million related to foreign currency translation and an increase in costs of $0.4 million to support organic revenue growth. Total operating expenses as a percentage of total revenues were 25% for the three months ended June 30, 2011 compared to 26% for the three months ended June 30, 2010. Total operating expenses were $44.7 million and $40.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase in total operating expenses of $4.2 million, or 10%, was primarily due to our acquisitions of GIPS, TOS, TSW and BXML, which added $3.1 million in costs in the aggregate, an increase in costs of $0.6 million related to foreign currency translation and an increase in costs of $0.3 million related to stock-based compensation. Total operating expenses as a percentage of total revenues were 25% for each of the six-month periods ended June 30, 2011 and June 30, 2010.
Selling and Marketing. Selling and marketing expenses consist primarily of the personnel costs associated with the selling and marketing of our products, including salaries, commissions and travel and entertainment. Such expenses also include amortization of intangible assets, the cost of branch sales offices, trade shows and marketing and promotional materials. Selling and marketing expenses were $7.0 million and $6.5 million for the three months ended June 30, 2011 and 2010, respectively, representing 8% of total revenues in each of those periods. The increase in selling and marketing expenses of $0.5 million, or 8%, was primarily related to our acquisitions, which added $0.3 million in costs, and an increase in costs of $0.2 million related to foreign currency translation. Selling and marketing expenses were $13.9 million and $12.6 million for the six months ended June 30, 2011 and 2010, respectively, representing 8% of total revenues in those periods. The increase in selling and marketing expenses of $1.3 million, or 10%, was primarily related to our acquisitions, which added $0.9 million in costs and an increase in costs of $0.4 million related to foreign currency translation.
Research and Development. Research and development expenses consist primarily of personnel costs attributable to the enhancement of existing products and the development of new software products. Research and development expenses were $9.1 million and $7.9 million for the three months ended June 30, 2011 and 2010, respectively, representing 10% of total revenues in each of those periods. The increase in research and development expenses of $1.2 million, or 15%, was primarily related to our acquisitions, which added $1.0 million in costs in the aggregate, and an increase in costs of $0.2 million related to foreign currency translation. Research and development expenses were $17.0 million and $15.6 million for the six months ended June 30, 2011 and 2010, respectively, representing 9% and 10% of total revenues in those periods, respectively. The increase in research and development expenses of $1.4 million, or 9%, was primarily related to our acquisitions, which added $1.6 million in costs in the aggregate, and an increase in costs of $0.3 million related to foreign currency translation, partially offset by a decrease in costs of $0.5 million as more costs were eligible for capitalization in 2011 compared to 2010.
General and Administrative. General and administrative expenses consist primarily of personnel costs related to management, accounting and finance, information management, human resources and administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $7.2 million and $6.5 million for the three months ended June 30, 2011 and 2010, respectively, representing 8% of total revenues in each of those periods. The increase in general and administrative expenses of $0.7 million, or 10%, was primarily related to our acquisitions, which added $0.3 million in costs in the aggregate, an increase of $0.3 million in costs to support organic revenue growth and an increase in costs of $0.1 million related to foreign currency translation. General and administrative expenses were $13.7 million and $12.2 million for the six months ended June 30, 2011 and 2010, respectively, representing 8% of total revenues in each of those periods. The increase in general and administrative expenses of $1.5 million, or 12%, was primarily related to our acquisitions, which added $0.6 million in costs in the aggregate, an increase of $0.5 million in costs to support organic revenue growth, an increase in costs of $0.3 million related to stock-based compensation and an increase in costs of $0.1 million related to foreign currency translation.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2011 and 2010 was $3.5 million and $8.1 million, respectively. Net interest expense for the six months ended June 30, 2011 and 2010 was $8.6 million and $17.1 million, respectively. Net interest expense is primarily related to interest expense on debt outstanding under our senior credit facility and 11 3/4% senior subordinated notes due 2013. The decrease in interest expense of $4.6 million for the three-month period and $8.5 million for the six-month period reflects the lower average debt balance resulting from net repayments of debt, including the partial redemptions of our senior subordinated notes in April 2010 and March 2011 (discussed further in Liquidity and Capital Resources).
Other Income (Expense), Net. Other income, net for the three months ended June 30, 2011 and 2010 consisted primarily of foreign currency gains. Other expense, net for the six months ended June 30, 2011 consisted of foreign currency losses and fees associated with the redemption of our 11 3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources, partially offset by a refund of facilities charges.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the six months ended June 30, 2011 consisted of $2.0 million in note redemption premiums and $0.9 million from the write-offs of deferred financing costs associated with the redemption of $66.6 million of our 11 3/4% senior subordinated notes due 2013, which is discussed further in Liquidity and Capital Resources. Loss on extinguishment of debt for the three and six months ended June 30, 2010 consisted of $4.2 million in note redemption premiums and $1.3 million for the write-offs of deferred financing costs associated with the redemption of $71.75 million of our 11 3/4% senior subordinated notes due 2013 during the period.
Provision for Income Taxes. We had effective tax rates of 33.3% and 31.5% for the three months ended June 30, 2011 and 2010, respectively. We had effective tax rates of 33.4% and 19.6% for the six months ended June 30, 2011 and 2010, respectively. The lower effective tax rate for the six months ended June 30, 2010 was due to the 2010 reversal of uncertain income tax positions, refunds and enacted rate changes in the three months ended March 31, 2010. Our effective tax rate includes the effect of operations outside the United States, which historically have been taxed at rates lower than the U.S. statutory rate. While we have income from multiple foreign sources, the majority of our non-U.S. operations are in Canada and the United Kingdom, where we anticipate the statutory rates to be between 26% and 28% for the year ended December 31, 2011. Additionally, the foreign effective tax rate is benefited by certain other permanent items, such as enacted rate changes. The expected effective tax rate for the year ended December 31, 2011 is forecasted to be between 33% and 34%. A future proportionate change in the composition of income before income taxes from foreign and domestic tax jurisdictions could impact our periodic effective tax rate.
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
Our cash and cash equivalents at June 30, 2011 were $82.6 million, a decrease of $2.2 million from $84.8 million at December 31, 2010. The decrease in cash is due primarily to net repayments of debt and cash used for an acquisition and capital expenditures, partially offset by net proceeds of $52.0 million from our follow-on public offering of common stock in February 2011 and cash provided by operations.
Net cash provided by operating activities was $41.1 million for the six months ended June 30, 2011. Cash provided by operating activities was primarily due to net income of $22.9 million adjusted for non-cash items of $23.0 million, partially offset by changes in our working capital accounts totaling $4.8 million. The changes in our working capital accounts were driven by decreases in accrued expenses and other liabilities and increases in income tax receivables and prepaid expenses and other assets, partially offset by increases in deferred revenues and accounts payable and a decrease in accounts receivable. The decrease in accrued expenses was primarily due to the payment of annual employee bonuses. The increase in deferred revenues was primarily due to the collection of annual maintenance fees. The decrease in accounts receivable was primarily due to the improvement in days’ sales outstanding.
Investing activities used net cash of $19.0 million for the six months ended June 30, 2011, primarily related to $14.8 million cash paid for our acquisition of BMXL, $3.1 million in cash paid for capital expenditures and $1.1 million in cash paid for capitalized software.

Financing activities used net cash of $24.8 million for the six months ended June 30, 2011, representing $87.8 million in net repayments of debt, partially offset by $52.0 million in net proceeds from Holdings’ follow-on public offering of common stock in February 2011, proceeds of $6.2 million from stock option exercises and income tax windfall benefits of $4.8 million related to the exercise of such stock options. The repayment of debt during the period reflects our use of proceeds from Holdings’ follow-on offering and available cash to redeem $66.6 million in principal amount of our outstanding 11 3/4% senior subordinated notes due 2013 at a redemption price of 102.9375% of principal amount.
We have made a permanent reinvestment determination in certain non-U.S. operations that have historically generated positive operating cash flows. At June 30, 2011, we held approximately $10.6 million in cash and cash equivalents at non-U.S. subsidiaries where we had made such a determination and in turn no provision for U.S. income taxes had been made. As of June 30, 2011, we believe we have sufficient foreign tax credits available to offset tax obligations associated with repatriation of these funds.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Senior Credit Facilities
Our borrowings under the senior credit facilities bear interest at either a floating base rate or a Eurocurrency rate plus, in each case, an applicable margin. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate that is adjusted based on our leverage ratio. We are obligated to make quarterly principal payments on the term loan totaling $1.4 million per year. Subject to certain exceptions, thresholds and other limitations, we are required to prepay outstanding loans under the senior credit facilities with the net proceeds of certain asset dispositions and certain debt issuances and 50% of our excess cash flow (as defined in the agreements governing the senior credit facilities), which percentage will be reduced if we reach certain leverage ratio thresholds.
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
The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness, pay dividends and distributions on capital stock, create liens on assets, enter into sale and lease-back transactions, repay subordinated indebtedness, make capital expenditures, engage in certain transactions with affiliates, dispose of assets and engage in mergers or acquisitions. In addition, under the senior credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at June 30, 2011.
11 3/4% Senior Subordinated Notes due 2013
The 11 3/4% senior subordinated notes due 2013 are unsecured senior subordinated obligations that are subordinated in right of payment to all existing and future senior debt, including the senior credit facilities. The senior subordinated notes will be pari passu in right of payment to all future senior subordinated debt.

The senior subordinated notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture governing the senior subordinated notes. In addition, upon a change of control, we are required to make an offer to redeem all of the senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. In March 2011, we redeemed $66.6 million in principal amount of the outstanding 11 3/4 % senior subordinated notes due 2013 at a redemption price of 102.9375% of the principal amount, plus accrued and unpaid interest on such amount to, but excluding, March 17, 2011, the date of redemption.
The indenture governing the senior subordinated notes contains a number of covenants including, among others, covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, create liens, dispose of certain assets and engage in mergers or acquisitions.
Covenant Compliance
Under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of June 30, 2011, we were in compliance with the financial and non-financial covenants. Our continued ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet these ratios and tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of any event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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
A breach of any of the covenants in the senior credit facilities that are tied to ratios based on Consolidated EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable and to terminate any commitments they have to provide further borrowings. Any such acceleration would also result in a default under the indenture governing the 11 3/4% senior subordinated notes due 2013. Any such default and subsequent acceleration of payments under our debt agreements would have a material adverse effect on our results of operations, financial position and cash flows. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.
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
Consolidated EBITDA is not a recognized measurement under GAAP, and investors should not consider Consolidated EBITDA as a substitute for measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. Because other companies may calculate Consolidated EBITDA differently than we do, Consolidated EBITDA may not be comparable to similarly titled measures reported by other companies. Consolidated EBITDA has other limitations as an analytical tool, when compared to the use of net income (loss), which is the most directly comparable GAAP financial measure, including:
•	Consolidated EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
•	Consolidated EBITDA does not reflect the significant interest expense we incur as a result of our debt leverage;
•	Consolidated EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Consolidated EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
•	Consolidated EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Consolidated EBITDA (in thousands) as defined in the senior credit facilities.

					Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
Net income	$13,028	$4,362	$22,862	$13,383	$41,892
Interest expense (1)	3,474	13,538	11,482	22,555	24,819
Income taxes	6,512	2,004	11,490	3,272	20,252
Depreciation and amortization	10,612	10,184	20,990	20,297	41,421

EBITDA	33,626	30,088	66,824	59,507	128,384
Purchase accounting adjustments (2)	(102)	(60)	(204)	(37)	(405)
Unusual or non-recurring charges (3)	123	(267)	659	84	250
Acquired EBITDA and cost savings (4)	—	—	443	192	2,856
Stock-based compensation	3,638	3,882	5,435	5,232	13,457
Capital-based taxes	2	228	154	454	791
Other (5)	116	(45)	86	161	(36)

Consolidated EBITDA	$37,403	$33,826	$73,397	$65,593	$145,297

(1)	Interest expense includes loss from extinguishment of debt shown as a separate line item on our Statement of Operations.

(2)	Purchase accounting adjustments include (a) an adjustment to increase revenues by the amount that would have been recognized if deferred revenue were not adjusted to fair value at the date of acquisitions and (b) an adjustment to increase rent expense by the amount that would have been recognized if lease obligations were not adjusted to fair value at the date of acquisitions.

(3)	Unusual or non-recurring charges include foreign currency gains and losses, severance expenses, proceeds from legal and other settlements and other expenses, such as expenses associated with the bond redemption, acquisitions and facility refund.

(4)	Acquired EBITDA and cost savings reflects the EBITDA impact of significant businesses that were acquired during the period as if the acquisition occurred at the beginning of the period and cost savings to be realized from such acquisitions.

(5)	Other includes management fees and related expenses paid to The Carlyle Group and the non-cash portion of straight-line rent expense.
The covenant restricting capital expenditures for the year ending December 31, 2011 limits expenditures to $23.7 million. Actual capital expenditures through June 30, 2011 were $3.1 million. The covenant requirements for total leverage ratio and minimum interest coverage ratio and the actual ratios for the twelve months ended June 30, 2011 are as follows:

	Covenant		Actual
	Requirements		Ratios

Maximum consolidated total leverage to Consolidated EBITDA ratio(1)	5.50	x	1.20	x
Minimum Consolidated EBITDA to consolidated net interest coverage ratio	2.25	x	7.24	x

(1)	Calculated as the ratio of funded debt, less cash on hand up to a maximum of $30.0 million, to Consolidated EBITDA, as defined by the senior credit facility, for the period of four consecutive fiscal quarters ended on the measurement date. Funded debt is comprised of indebtedness for borrowed money, notes, bonds or similar instruments, and capital lease obligations. This covenant is applied at the end of each quarter.

Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (ASU 2011-05). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of ASU 2011-05.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” (ASU 2011-04). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes are effective prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-04.
In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations (ASU 2010-29). The objective of ASU 2010-29 is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.
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
At June 30, 2011, excluding capital leases, we had total debt of $203.7 million, including $137.1 million of variable interest rate debt.
At June 30, 2011, $13.1 million of our debt was denominated in Canadian dollars. We expect that our foreign denominated debt will be serviced through our Canadian operations.
During the six months ended June 30, 2011, approximately 31% of our revenues were from clients located outside the United States. A portion of the revenues from clients located outside the United States is denominated in foreign currencies, the majority being denominated in the Canadian dollar. While revenues and expenses of our foreign operations are primarily denominated in their respective local currencies, some of our subsidiaries do enter into certain transactions in currencies other than their functional currency. These transactions consist primarily of cross-currency intercompany balances and trade receivables and payables. As a result of these transactions, we have exposure to changes in foreign currency exchange rates that result in foreign currency transaction gains or losses, which we report in other income (expense). These outstanding amounts were reduced during 2010, and we do not believe that our foreign currency transaction gains or losses will be material during 2011. The amount of these balances may fluctuate in the future as we bill customers and buy products or services in currencies other than our functional currency, which could increase our exposure to foreign currency exchange rates in the future. We continue to monitor our exposure to foreign currency exchange rates as a result of our foreign currency denominated debt, our acquisitions and changes in our operations. We do not enter into any market risk sensitive instruments for trading purposes.
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
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SS&C TECHNOLOGIES, INC.
Date: August 12, 2011	By:	/s/ Patrick J. Pedonti
Patrick J. Pedonti
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number		Description

10.1
Assumption Agreement, dated as of April 14, 2011, by PC Consulting, Inc. in favor of JP Morgan Chase Bank is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2011 (File No. 000-28430) (the “April 14, 2011 Form 8-K”)

10.2		Assumption Agreement, dated as of April 14, 2011, by BenefitsXML, Inc. in favor of JP Morgan Chase Bank is incorporated herein by reference to Exhibit 10.2 to the April 14, 2011 Form 8-K

10.3
Fifth Supplemental Indenture, dated as of April 14, 2011, among SS&C Technologies, Inc., PC Consulting, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.3 to the April 14, 2011 Form 8-K

10.4
Sixth Supplemental Indenture, dated as of April 14, 2011, among SS&C Technologies, Inc., BenefitsXML, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.4 to the April 14, 2011 Form 8-K

10.5		Note Guarantee by PC Consulting, Inc. is incorporated herein by reference to Exhibit 10.5 to the April 14, 2011 Form 8-K

10.6		Note Guarantee by BenefitsXML, Inc. is incorporated herein by reference to Exhibit 10.6 to the April 14, 2011 Form 8-K

10.7
Amended and Restated Stock Option Agreement, dated May 24, 2011, between SS&C Technologies Holdings, Inc. and William C. Stone is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2011 (File No. 000-28430)

31.1		Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS	XBRL Instance Document.**

101	.SCH	XBRL Taxonomy Extension Schema Document.**

101	.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101	.LAB	XBRL Taxonomy Label Linkbase Document.**

101	.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.